Form 10QSB
period 2007-09-30
Attitude Drinks Inc.
filed 2007-11-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11300 U.S. Highway 1, #207, North Palm Beach, Florida 33408
(Address of principle executive offices)

(561) 799-5053
(Registrant’s telephone number, including area code)

Formerly called Mason Hill Holdings, Inc.
Former name, former address and former fiscal year if changed since last report

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 6,560,600 shares issued and outstanding as of November 14, 2007

Transitional Small Business Disclosure Format (Check One) YES ☐ NO ☒

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

		PAGE(S)

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Balance Sheet – September 30, 2007 (unaudited)	1
	Statements of Operations - Three Months Ended September 30, 2007 (unaudited) and Development Stage Period from Inception (June 18, 2007) to September 30, 2007	2
	Statement of Cash Flows - Nine Months Ended September 30, 2007 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Controls and Procedures	14

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information/Subsequent Events	15

Item 6.	Exhibits	15

SIGNATURES		16

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2007
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash		$1,647
Prepaid expenses and other current assets		4,845

TOTAL CURRENT ASSETS		6,492

OTHER ASSETS:
Trademarks	$7,389
Deposits	3,614

TOTAL OTHER ASSETS		11,003

TOTAL ASSETS		$17,495

- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable and accrued expenses		$209,439
Loans payable to officer/stockholder		103,898
TOTAL CURRENT LIABILITIES		313,337

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Series A preferred stock, par value $0.001, 20,000,000 shares authorized, 75,000 shares issued and outstanding	$75
Common stock, par value $0.001, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	5,000
Deficit attributable to recapitalization	(169,120)
Deficit accumulated during the development stage	(131,797)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		(295,842)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY		$17,495

See accompanying notes.

Page 1.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30, 2007	Development Stage Period from Inception (June 18, 2007) to September 30, 2007
	(Unaudited)	(Unaudited)
NET SALES	$-	$-

OPERATING EXPENSES:
Consulting fees	80,692	80,692
Telephone	5,669	5,669
Professional and legal fees	43,502	43,502
Other expenses	1,908	1,934

TOTAL OPERATING EXPENSES	131,771	131,797

Loss before provision for income tax	(131,771)	(131,797)

Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(131,771)	$(131,797)

Basic and diluted loss per common share	$(0.09)

Weighted average common shares outstanding	1,521,739

See accompanying notes.

Page 2.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Development Stage Period from Inception (June 18, 2007) to September 30, 2007
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)		$(131,797)
Adjustment to reconcile net loss to net cash (used) by operating activities:
(Increase) in prepaid expenses		(4,845)
(Increase) in deposits and other assets		(3,614)
Increase in accounts payable and accrued expenses		97,357
Net cash used in operating activities		(42,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Trademarks	$(7,389)
Net cash used in investing activities		(7,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions	2,500
Proceeds from shareholder loans and advances	49,435
Net cash provided by financing activities		51,935

NET INCREASE (DECREASE) IN CASH		1,647

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-

CASH AND CASH EQUIVALENTS AT END OF PERIOD		$1,647

See accompanying notes.
Page 3.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of organization/business, basis of presentation and summary of significant accounting policies

(a)	Organization and business:

Attitude Drinks Incorporated (“Attitude” or the “Company”) was formed in Delaware on September 11, 1988 under the name International Sportfest, Inc. In January 1994, we acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. From January 1994 through October 1999, we engaged in the leasing of motor vehicles throughout the United Kingdom. On October 1, 1999, we acquired all of the issued and outstanding stock of Mason Hill & Co. and changed our name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, our operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, we became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”), MH 09122007, Inc. and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, have been carried over in the recapitalization. On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. The Company's fiscal year end is March 31.

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business. We plan to develop and market products in four fast growing segments: energy drinks, functional water, liquid supplements and functional dairy. We are currently in the development stage. All activities of the Company to date relate to its organization, history, merger of its subsidiary and fundings.

On October 23, 2007, subsequent to the balance sheet date, we entered into a Securities Purchase Agreement with a group of accredited investors. Under the Securities Purchase Agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. At the initial closing, we received gross proceeds of $600,000. See Note 6.

Page 4.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of organization/business, basis of presentation and summary of significant accounting policies (Continued)

(b)	Basis of Presentation/Going Concern:

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. The results from operations for the period are not indicative of the results expected for the full fiscal year or any future period.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues and incurred losses to date resulting in a deficit of $131,797. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Principles of Consolidation:

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

(d)	Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(e)	Fair value of financial instruments:

The carrying value of cash equivalents, accounts payable, accrued expenses and loans payable approximate fair value due to the short period of time to maturity.

(f)	Cash and cash equivalents:

For purposes of the statements of cash flows, the Company considers highly liquid financial instruments purchased with a remaining maturity of three months or less to be cash equivalents.

Page 5.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of organization/business, basis of presentation and summary of significant accounting policies (Continued)

(g)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 17 years.

(h)	Income taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. We have not recognized the benefits arising from a potential deferred tax asset in the accompanying financial statements.

(i)	Loss Per Common Share

The Company’s basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method. As of September 30, 2007 there were no common stock equivalents outstanding.

(j)	Recent accounting pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company has adopted this standard. Currently this pronouncement has no effect on our financial statements.

In September 2006, the Financial Accounting Stands Board issued SFAS No. 157 “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

Page 6.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Nature of organization/business, basis of presentation and summary of significant accounting policies (Continued)

(j)	Recent accounting pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS NO. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

Note 2.	Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of September 30, 2007:

Consulting fees	$120,692
Legal and accounting fees	21,850
Miscellaneous accruals	2,816
Other payables	64,081

Total	$209,439

Note 3.	Loans/advances from stockholders

Certain shareholders and the President of the Company have made advances to the Company in the aggregate amount of $49,435. In addition, in connection with the reverse merger (see Note 1a) the Company assumed $54,463 in advances payable to the officers of MHHI. These advances are non-interest bearing and are payable upon demand.

Note 4.	Commitments and contingencies

The Company leases office space in North Palm Beach, Florida under an operating lease, with a one year commitment expiring July 1, 2008, pursuant to which the monthly rent expense is $3,457. The remaining obligations under this lease from October, 2007 through June, 2008 are approximately $31,113.

Page 7.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.	Stockholders’ equity (deficit)

Our Articles of Incorporation authorize us to issue up to 20,000,000 preferred shares $.001 par value and up to 100,000,000 shares of common stock, par value $.001.

We have designated 2,000,000 shares of our preferred stock $.001 par value as Series A Preferred (“Series A”). Each share of Series A is convertible into six shares of our common stock for a period of five years from the date of the issue. The conversion basis is not adjusted for any stock split or combination of the common stock. The Series A votes with the common stock on an as converted basis. The Company must, at all times, have sufficient common shares reserved to effect the conversion of all of the outstanding Series A. At September 30, 2007, we had issued and outstanding 75,000 shares of Series A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be paid in cash or in market value of the Company’s common stock. We are restricted from paying dividends or making distributions on our common stock without the approval of a majority of the Series A holders. The Series A is subject to redemption by us in certain circumstances.

At September 30, 2007, we had issued and outstanding 5,000,000 shares of common stock of which 3,700,000 shares are owned by one of our officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Note 6.	Subsequent events

On October 23, 2007, we entered into a Subscription Agreement and related agreements with a group of accredited investors. Under these agreements, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. At the initial closing, we received gross proceeds of $600,000. We are required to file a registration statement and have it declared effective in order to receive the second $600,000. The following sets forth a general summary of the terms and conditions thereof.

On October 23, 2007 (the “Initial Closing Date”), we issued $600,000 of the convertible notes and 2,818,182 Class A Warrants. We will issue an additional $600,000 of convertible notes and related Class A Warrants, pursuant to the terms of the Subscription Agreement, which require that we have an effective registration statement for the shares underlying the warrants and notes (the “Second Closing Date”). One of the accredited investors is Roy Warren, our President and Chairman. Some terms of the agreement include payment of 8% of the purchase price and warrants at the Initial and Closing Date for due diligence fees to the investors. We also issued 1,500,000 shares of restricted common stock to the investors as purchase shares on the Initial Closing. Further, on the Initial Closing Date, we paid $20,000 and issued 60,600 shares of common stock in legal fees to investors counsel. These additional shares were issued with registration rights.

Page 8.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Subsequent events (Continued)

Interest on the outstanding principal balance of the notes shall accrue at a rate of 10% per annum. Amortizing payments of the outstanding principal amount of the notes shall commence on the twelve (12) month anniversary of the issue date and on the same day of each month thereafter until paid in full. In general, payments shall be made in an amount equal to 8.333% of the initial principal amount of the note. The default interest rate under the note is 15%. Payment of the monthly amount may be made in cash equal to 110% of the principal portion of the monthly amount together with all amounts payable with such principal or in registered common stock (if there is an effective registration statement) at a conversion rate equal to the lesser of (A) the fixed conversion price or (B) 80% of the average of the five lowest closing bid prices for the common stock as reported for the principal market for the twenty trading days preceding the repayment date. The fixed conversion price is $0.33, subject to adjustment as set forth in the note. The holder is not entitled to convert the note, if the number of shares of our common stock beneficially owned by the holder and its affiliates, including shares to be issued upon conversion of the note would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding common stock on that date. This restriction may be waived, in whole or in part, upon sixty-one days prior notice from the holder to increase the percentage up to 9.99% but not in excess of 9.99%. The fixed conversion price and shares to be issued thereunder are subject to adjustment upon events such as merger, reclassification, stock splits and dividends and shares of common stock issued by the company below the fixed conversion price. We are required to reserve from our authorized and unissued common stock not less than 175% of the number of shares to provide for issuance upon full conversion of the notes.

Events of default under the note generally include failure to pay principal and interest within five days after the due date; breach of any covenant (continuing for a period of ten days) or material representation or warranty in the subscription agreement, note or transaction document; appointment of receiver or trustee; entry of filing of any money judgment, writ or similar process for more than $100,000, that remains for a period of 45 days; failure to comply with certain listing or filing requirements in the subscription agreement; bankruptcy, insolvency, reorganization or liquidation proceedings; delisting of the common stock from any principal market for a period of seven consecutive trading days; an SEC or judicial stop trade on the Company’s common stock that lasts for five or more consecutive trading days; failure to timely deliver common stock per the note or subscription agreement; a non-registration event as described in the subscription agreement; effectuation of a reverse split without twenty days prior written notice; failure to reserve the amount of common stock required under the note and subscription agreement; the restatement of the Company’s financial statements for any date or a period from two years prior to the issue date of the note until it is no longer outstanding, if such restatement would have a materially adverse effect; and the occurrence of any event of default under any other note issued in the transaction.

Class A Warrants

On October 23, 2007, we entered into an agreement to issue Class A Warrants in connection with our $1,200,000 note financing. On October 23, 2007, we issued Class A Warrants to purchase 2,818,182 shares of common stock at an exercise price of $0.50 per share, subject to adjustment as set forth in the warrants. The warrants expire five years after the date of issuance, have registration rights and have anti-dilutive protection for certain share issuances by the Company as set forth in the warrant.

Page 9.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6.	Subsequent events (Continued)

We have the option to “call” the exercise of up to 50% of the shares issuable upon exercise of the warrant if, among other things, we have an effective registration statement for the shares underlying the warrant, if within the ten days prior to the notice, our common stock has a closing price as reported by the principal market of 200% of the purchase price for thirty consecutive trading days (“lookback period”) and the average daily trading volume during the lookback period is not less than 40,000 shares and we are not in default under the warrant, the note or subscription agreement. The holder is not entitled to exercise the warrant, nor may we exercise our right to give a call notice, if the number of shares of our common stock beneficially owned by the holder and its affiliates, including shares to be issued upon exercise of the warrant would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding common stock on that date. This restriction may be waived, in whole or in part, upon sixty-one days prior notice from the holder to increase the percentage up to 9.99% but not in excess of 9.99%.

Class B Warrants

Pursuant to our financing, we are also obligated to issue Class B Warrants. Upon exercise of a Class A Warrant, the holder of the warrant shall receive one common share and Class B Warrant. The exercise price of the Class B Warrant shall be equal to 150% of the exercise price of the Class A warrant in effect at such time of exercise, subject to reduction as set forth in the Class B Warrant. For both Class A and Class B Warrants, the warrant exercise price and number of warrant shares issuable upon exercise of the warrants shall be equitably adjusted to offset the effect of stock splits, stock dividends and similar events as described in the subscription agreement and warrants.

The Company is in the process of evaluating these convertible notes as to whether they are considered derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (FAS 133). Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

Page 10.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the uncertainty as to whether our new business model can be implemented successfully; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until we become profitable.

OVERVIEW

Our efforts and resources have been focused primarily to develop beverage brands in the non-alcoholic functional beverage category, raise capital and recruit personnel. We are a development stage company, and we have no product sales to date. Our major source of working capital has been from advances from our major shareholder. Beginning with an energy drink, we will launch fortified and experiential beverage brands utilizing platforms of milk, tea, juice and water. We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL. This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.

CRITICAL ACCOUNTING POLICIES

A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We use all available information and appropriate techniques to develop our estimates. However, actual results could differ from our estimates.

We do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

GOING CONCERN

Our operating losses since inception raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, etc. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products. In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

Page 11.

RESULTS OF OPERATIONS

Since we are a development company, no revenues have been reported for these periods.

All of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands. Total expenses incurred for the three months ended September 30, 2007 were $131,771 and $131,797 for the period from inception (June 18, 2007) to September 30, 2007. As a result of the foregoing, we reported a net loss for the three month period ended September 30, 2007 of $131,771 and basic loss per common share of $0.09.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

Cash used in operating activities for the September 30, 2007 period was $42,899 which was primarily funded from cash received from shareholder loans and other advances of $49,435.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Page 12.

CERTAIN BUSINESS RISKS:

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no product revenues. However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees. These funds may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete our product research and development activities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

 We are not currently profitable and may never become profitable.

We have generated no revenues to date from product sales. Our accumulated deficit as of September 30, 2007 is $131,797. This was primarily as a result of expenses incurred for consultants (used for the development of new beverage brands) as well as legal and accounting fees.

We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

The Company was incorporated in June 2007, and as such our operating history is short. From inception to September 30, 2007 our operating losses aggregate $131,797. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected

Ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have and cash on hand. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned development of certain products

Page 13.

ITEM 3. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

As we are a development stage company, we will be hiring the necessary staff to implement the necessary controls and procedures for the Company. Our objectives are to maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Our future disclosure controls and procedures will be designed to:

-
ensure information required to be disclosed by us is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules, regulations, and forms, and

-
ensure that such information is accumulated and communicated to our management, including our Chief  Executive Officer and Chief Financial Officer, as appropriate, to allow timely and appropriate decisions regarding required disclosure to be made.

Our periodic evaluation will be performed under the supervision and with the participation of our audit committee, once established, and senior management, including our Chief Executive Officer and Chief Financial Officer. We will evaluate the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). During this evaluation, management will consider the impact of any material weaknesses and other deficiencies in our internal control over financial reporting.

Notwithstanding the above, our chief executive officer and chief financial officer have concluded that our current disclosure controls and procedures, although limited, are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Page 14.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2007, in connection with the Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and Attitude Drink Company, Inc., we issued 4,000,000 shares of common stock to two persons. These securities were issued in reliance upon an exemption from registration afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend.

On October 23, 2007, we closed on an agreement with a group of accredited investors for the sale of an aggregate of $1,200,000 convertible notes, 1,560,600 shares of restricted common stock and 9,272,728 Class A and Class B warrants. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2), Section 4(6) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities and all securities were issued with a restrictive legend.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2007, the holders of a majority of the voting power of the corporation took action by written consent without a meeting as permitted under the General Corporation Laws of Delaware. On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI. On September 30, 2007, we changed our name to Attitude Drinks Incorporated. A notice of the actions of the holders of a majority of the voting power of the corporation was sent to each shareholder on October 3, 2007

Item 5. Other Information/Subsequent Events

See Note 6 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Number	Description
(2)(1)	Agreement and Plan of Merger dated September 14, 2007*
(3)(1)	Restated Certificate of Incorporation*
(3)(2)	Amended and Restated Bylaws*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred*
(4)(2)	Form of Common Stock Certificate*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant*
(4)(4)	Form of 10% Convertible Note*
(10)(1)	Subscription Agreement for Securities*
(10)(2)	2007 Stock Compensation and Incentive Plan*
(21)	Subsidiaries of Registrant*

* previously filed with the Commission on November 13, 2007 as part of the Registration Statement on Form 10SB12G (SEC Accession Number 0001144204-07-060023)

Page 15.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: November 19, 2007

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/ Roy G. Warren
Roy G. Warren	President	11/ 19 /07

/S/ Tommy E. Kee
Tommy E. Kee	Chief Financial Officer and Treasurer	11/ 19 /07

Page 16.