Form 10QSB
period 2007-12-31
Attitude Drinks Inc.
filed 2008-02-14
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 6,560,600 shares issued and outstanding as of February 14, 2008

Transitional Small Business Disclosure Format (Check One) YES ☐ NO ☒

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Balance Sheet – December 31, 2007 (unaudited)	1

	Statements of Operations – Three Months Ended December 31, 2007 (unaudited) and Development Stage Period from Inception (June 18, 2007) to December 31, 2007 (unaudited)	2

	Statement of Cash Flows – Inception (June 18, 2007) to December 31, 2007 (unaudited)	3

	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity and Use of Proceeds	18

Item 3.	Defaults upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information/Subsequent Events	18

Item 6.	Exhibits	18

SIGNATURES		19

EXHIBITS

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2007
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash		$2,653
Inventories		23,305
Prepaid expenses and other current assets		21,820

TOTAL CURRENT ASSETS		47,778

PROPERTY AND EQUIPMENT, NET		29,047

OTHER ASSETS:
Deferred financing costs, net	$535,114
Trademarks	15,372
Deposits	10,114

TOTAL OTHER ASSETS		560,600

TOTAL ASSETS		$637,425

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable and accrued expenses		$414,661
Derivative liabilities		2,432,655
Convertible notes payable - current portion		116,204
Loans payable to related parties		65,678
TOTAL CURRENT LIABILITIES		3,029,198

CONVERTIBLE NOTES PAYABLE – LONG TERM PORTION

COMMITMENTS AND CONTINGENCIES		581,017

STOCKHOLDERS' (DEFICIT):
Series A preferred stock, par value $0.001, 20,000,000 shares authorized, 75,000 shares issued and outstanding	$75
Common stock, par value $0.001, 100,000,000 shares authorized, 6,560,600 shares issued and outstanding	6,561
Additional paid-in capital	344,317
Deficit accumulated during the development stage	(3,323,743)

TOTAL STOCKHOLDERS' (DEFICIT)		(2,972,790)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)		$637,425

See accompanying notes.

Page 1.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31, 2007	Development Stage Period from Inception (June 18, 2007) to December 31, 2007
	(Unaudited)	(Unaudited)
NET SALES	$-	$-

OPERATING EXPENSES:
Consulting fees	230,724	311,416
Salaries, taxes and employee benefit costs	176,187	176,187
Professional and legal fees	63,958	107,460
Product development costs	60,421	60,421
Travel and entertainment	20,049	20,049
Samples expenses	15,867	15,867
Telephone	4,296	9,965
Other expenses	30,580	32,514

TOTAL OPERATING EXPENSES	602,082	733,879
Loss from operations	(602,082)	(733,879)

Other (expenses):
Derivative (expense)	(2,538,124)	(2,538,124)
Interest (expense), net	(51,740)	(51,740)
	(2,589,864)	(2,589,864)
Loss before provision for income tax	(3,191,946)	(3,323,743)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(3,191,946)	$(3,323,743)

Basic and diluted loss per common share	$(0.52)	$(1.27)

Weighted average common shares outstanding - basic and diluted	6,187,413	2,626.335

See accompanying notes.

Page 2.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Development Stage Period from Inception (June 18, 2007) to December 31, 2007
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,323,743)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,180
Derivative expense, net	2,538,124
Fair value adjustment of convertible note	3,094
Changes in assets and liabilities:
Prepaid expenses, deposits and other assets	(31,934)
Inventories	(23,305)
Accounts payable and accrued expenses	291,236
Net cash used in operating activities	(497,348)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(29,580)
Trademarks	(15,372)

Net cash used in investing activities	(44,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions – common stock	2,500
Proceeds from convertible notes payable	600,000
Advances from officer - net	11,215
Other costs of financing	(68,762)

Net cash provided by financing activities	544,953

NET INCREASE IN CASH	2,653

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,653

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

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development. The Company's fiscal year end is March 31. Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business. We plan to develop and market products in four fast growing segments: energy drinks, functional water, liquid supplements and functional dairy.

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors. Under the Securities Purchase Agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. At the initial closing, we received gross proceeds of $600,000. See Note 3.

Page 4.

(b)	Basis of Presentation/Going Concern:

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B and Article 10 (01)(c) of Regulation S-X. Accordingly, certain information and disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has no revenues and incurred losses to date resulting in a deficit of $3,323,743. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

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

(g)	Inventories:

Inventories, as estimated by management, currently consist of raw materials and are stated at the lower of cost on the first in, first-out method or market. There are no finished goods inventories at December 31, 2007.

(h)	Property and Equipment:

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over a period of ten years for furniture and five years for equipment. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

Page 5.

(i)	Deferred financing costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt. Amortization of deferred financing costs for the quarter ended December 31, 2007 was $48,647 (see Note 3 for additional information).

(j)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale.

(k)	Income taxes:

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

(l)	Financial instruments:

Financial instruments, as defined in Financial Accounting Standard No. 107 Disclosures about Fair Value of Financial Instruments (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, Accounting for Derivative Financial Instruments and Hedging Activities (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlyings (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 Accounting for Certain Hybrid Financial Instruments, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory note arising from our October 23, 2007 financing arrangement provides a more meaningful presentation of that financial instrument.

Page 6.

The following table summarizes the components of derivative liabilities as of December 31, 2007:

Our financing arrangement giving rise to derivative financial instruments:

Warrant Derivatives

$600,000 Face Value Convertible Promissory Note Financing	$(2,432,655)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our expense resulting from changes in the fair values of our financial instruments that are carried at fair value by type of financing for the quarterly and year to date period ended December 31, 2007.

	Warrant Derivatives	Total
Our financing arrangements giving rise to derivative financial instruments and the income effects:
$600,000 Face Value Convertible Note Financing	$(3,946)	$(3,946)
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing		(2,534,178)
Total expense arising from fair value adjustments		$(2,538,124)

Our derivative liabilities as of December 31, 2007, and our derivative losses during the quarterly and year to date period ended December 31, 2007 are significant to our consolidated financial statements. The magnitude of derivative expense reflects the following:

•
In connection with our accounting for the $600,000 face value convertible promissory note and warrant financing, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid note and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid note and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to reflect the derivative financial instruments at fair value. The loss that we recorded amounted to $2,534,178. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses. However, we currently have commitments from certain investors that may give rise to additional losses.

Page 7.

•
In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

The following table summarizes the number of common shares indexed to the hybrid note and the derivative financial instruments as of December 31, 2007:

	Hybrid	Warrant	Total
	Note	Derivatives	Shares
Our financing arrangement giving rise to derivative financial instruments and indexed shares:
$600,000 Face Value Convertible Note Financing	1,818,182	5,636,364	7,454,546

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2007, our management concluded that registration payments are not probable.

(m)	Loss Per Common Share

The Company’s basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the development stage period from inception (June 18, 2007) through December 31, 2007, potential common shares arising from stock warrants, convertible debt and convertible preferred stock amounting to 7,904,546 shares were not included in the computation of diluted earnings per share because their effect was anti-dilutive.

(n)	Recent accounting pronouncements applicable to the Company:

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006, and the Company has adopted this standard. Currently this pronouncement has no effect on our financial statements.

Page 8.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157 “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company expects to adopt SFAS No. 157 in the first quarter of fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

Note 2. Accounts payable and accrued liabilities

Accounts payable and accrued liabilities consist of the following as of December 31, 2007:

Consulting fees	$148,077
Accrued salaries	57,662
Legal and accounting fees	54,069
Accrued interest	11,342
Other payables	143,511

Total	$414,661

Page 9.

Note 3. Convertible notes payable

On October 23, 2007, we entered into a Subscription Agreement and related agreements with a group of accredited investors. Under these agreements, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. At the initial closing, we received gross proceeds of $600,000. We are required to file a registration statement and have it declared effective in order to receive the second $600,000. This registration statement was filed on December 13, 2007, and we are waiting to clear comments received from the Securities Exchange Commission. The following sets forth a general summary of the terms and conditions thereof.

On October 23, 2007 (the “Initial Closing Date”), we issued $600,000 of the convertible notes and 2,818,182 Class A Warrants. We will issue an additional $600,000 of convertible notes and related Class A Warrants, pursuant to the terms of the Subscription Agreement, which require that we have an effective registration statement for the shares underlying the warrants and notes (the “Second Closing Date”). One of the accredited investors is Roy Warren, our President and Chairman. Some terms of the agreement include payment of 8% of the purchase price and warrants at the Initial and Closing Date for due diligence fees to the investors. We also issued 1,500,000 shares of restricted common stock to the investors as purchase shares on the Initial Closing. Further, on the Initial Closing Date, we paid $20,000 and issued 60,600 shares of common stock for legal fees to investors counsel. These additional shares were issued with registration rights.

Interest on the outstanding principal balance of the notes shall accrue at a rate of 10% per annum. Amortizing payments of the outstanding principal amount of the notes shall commence on the twelve (12) month anniversary of the issue date and on the same day of each month thereafter until paid in full. In general, payments shall be made in an amount equal to 8.333% of the initial principal amount of the note. The default interest rate under the note is 15%. Payment of the monthly amount may be made in cash equal to 110% of the principal portion of the monthly amount together with all amounts payable with such principal or in registered common stock (if there is an effective registration statement) at a conversion rate equal to the lesser of (A) the fixed conversion price or (B) 80% of the average of the five lowest closing bid prices for the common stock as reported for the principal market for the twenty trading days preceding the repayment date. The fixed conversion price is $0.33, subject to adjustment as set forth in the note. The holder is not entitled to convert the note, if the number of shares of our common stock beneficially owned by the holder and its affiliates, including shares to be issued upon conversion of the note, would result in beneficial ownership by the holder and its affiliates of more than 4.99% of our outstanding common stock on that date. This restriction may be waived, in whole or in part, upon sixty-one days prior notice from the holder to increase the percentage up to 9.99% but not in excess of 9.99%. The fixed conversion price and shares to be issued thereunder are subject to adjustment upon events such as merger, reclassification, stock splits and dividends and shares of common stock issued by the company below the fixed conversion price. We are required to reserve from our authorized and unissued common stock not less than 175% of the number of shares to provide for issuance upon full conversion of the notes.

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

Page 10.

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

We received net proceeds of $531,238 from this financing transaction. We recorded incremental, direct financing costs of $583,760, including 1,560,600 shares of common stock that we valued at $514,998 based upon recent private trading of our shares. Accumulated amortization of deferred financing costs, which is included in interest expense, during the current quarterly period, amounted to $48,647.

In our evaluation of these financing transactions, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we are required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value, unless, as discussed in Note 1 (l), we elect to value the entire hybrid debt instrument at fair value. We also concluded that the certain put and call features required bifurcation because, while puts and calls on debt instruments are generally considered clearly and closely related to the host, the features are indexed to certain events that are not associated debt instruments. We elected to value the entire hybrid instrument including these features at fair value under FAS 155. The fair value of the hybrid note payable amounted to $705,469 and $697,221 (excluding $11,342 that we carry as accrued interest) as of the financing inception date and December 31, 2007, respectively.

We also determined that the warrants issued in this financing arrangement did not meet the conditions for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value. The fair values of the warrants amounted to $2,428,709 and $2,432,655 as of the inception date and December 31, 2007, respectively, using the Black-Scholes-Merton valuation technique. Derivative financial instruments are carried initially and subsequently at their fair values.

Page 11.

We estimated the fair value of the hybrid contract on the inception dates, and subsequently, as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and December 31, 2007 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$600,000 Face Value Convertible Promissory Note Financing:
Estimated fair value of the underlying common share	$0.33	$0.33
Conversion or strike price	$0.33	$0.50-0.75
Volatility (based upon Peer Group)	—	103%-106%
Equivalent term (years)	2.0	5.0
Risk-free rate	3.26%-4.36%	3.45%-4.06%
Credit-risk adjusted yield	8.75%-9.16%	—
Interest-risk adjusted rate	8.4%-10.0%	—
Dividends	—	—

This schedule reflects maturities of long-term debt. For purposes of establishing maturities for fair valued debt instruments, the company has allocated the carrying value to future periods, pro-rata with the maturities of the face value. The hybrid debt agreement provides for 12 equal payments commencing in month 13 of the arrangement.

	Fair Value	Face Value
Value at December 31, 2007	$(697,221)	$(600,000)

December 31, 2007 current maturities	116,204	100,000
	$(581,017)	$(500,000)

Note 4. Loans payable - related parties

Certain shareholders and the President of the Company have made advances to the Company prior to October 1, 2007 in the aggregate amount of $49,435 of which all except $11,215 have been repaid. In addition, in connection with the reverse merger (see Note 1a), the Company assumed $54,463 in advances payable to the officers of MHHI. These advances are non-interest bearing and are payable upon demand.

Note 5. Commitments and contingencies

The Company leases office space in North Palm Beach, Florida under an operating lease, with a one year commitment expiring July 1, 2008, pursuant to which the monthly rent expense is $3,457. The remaining obligations under this lease from January, 2008 through June, 2008 are $20,742. In December, 2007, the Company entered into another five years agreement for new space, the commencement date of which has not yet been determined. The monthly base rent will be $7,415 or a total of $444,900 for the five years of the lease.

Page 12.

Note 6. Stockholders’ deficit

Our Articles of Incorporation authorize us to issue up to 20,000,000 preferred shares $.001 par value and up to 100,000,000 shares of common stock, par value $.001.

We have designated 20,000,000 shares of our preferred stock $.001 par value as Series A Preferred (“Series A”). Each share of Series A is convertible into six shares of our common stock for a period of five years from the date of the issue. The conversion basis is not adjusted for any stock split or combination of the common stock. The Series A votes with the common stock on an as converted basis. The Company must, at all times, have sufficient common shares reserved to effect the conversion of all of the outstanding Series A. At December 31, 2007, we had issued and outstanding 75,000 shares of Series A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be paid in cash or in market value of the Company’s common stock. We are restricted from paying dividends or making distributions on our common stock without the approval of a majority of the Series A holders. The Series A is subject to redemption by us in certain circumstances.

At December 31, 2007, we had issued and outstanding 6,560,600 shares of common stock of which 3,600,000 shares are owned by one of our officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

(a)	Issuances of Common Stock During the Three Months Period Ended December 31, 2007

On October 23, 2007, we issued 60,600 shares of our common stock for legal fees to investors’ counsel and 1,500,000 shares of our common stock to the investors as part of the October, 2007 $600,000 convertible notes financing. The value of these shares aggregated $515,000 and have been recorded as deferred financing costs.

(b)	Outstanding warrants

As part of the October, 2007 $600,000 financing, we issued 2,818,182 class A warrants ($0.50 exercise price)
and are required to issue 2,818,182 class B warrants ($0.75 exercise price) upon exercise of the class A warrants for a total of 5,636,364 warrants.

Note 7. Subsequent events

On January 8, 2008, we borrowed $520,000 from three investors. We agreed to repay these notes out of the proceeds from the Second Closing under the Subscription Agreement dated October 23, 2007 or on May 7, 2008. We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000.

If our common stock, that does not currently trade, should experience 20 consecutive trading days with (i) a closing bid price of $5.00 per share and (ii) volume of greater than 100,000 shares, then we can force the holders to accept shares of our common stock in lieu of cash to repay the notes.

In February 2008, our subsidiary, Attitude Drink Company, Inc., agreed to sponsor a Top Fuel Dragster for the 2008 NHRA racing season. We expect to report significant marketing expenses in future periods that are associated with this promotional effort.

Page 13.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Our efforts and resources have been focused primarily to develop beverage brands in the non-alcoholic functional beverage category, raise capital and recruit personnel. We are a development stage company, and we have no product sales to date. Our major sources of working capital have been from advances from our major shareholder and the October 23, 2007 financing. Beginning with an energy drink, we will launch fortified and experiential beverage brands utilizing platforms of milk, tea, juice and water. We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL. This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 Accounting for Certain Hybrid Financial Instruments, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in our trading market price which has high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

Page 14.

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

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands. Total operating expenses incurred for the three months ended December 31, 2007 were $602,082 and $733,879 for the period from inception (June 18, 2007) to December 31, 2007. As a result of the foregoing plus the recognition of derivative expense of $2,538,124 and $51,740 net interest expense for both the quarter ended December 31, 2007 and for the period from inception (June 18, 2007) to December 31, 2007, we reported a net loss for the three months period ended December 31, 2007 of $3,191,946 and basic and diluted loss per common share of $0.52 and a net loss of $3,323,743 for the period from inception (June 18, 2007) to December 31, 2007 and basic and diluted loss per common share of $1.27.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

Cash used in operating activities for the December 31, 2007 period was $497,348 which was primarily caused by the recognition of the various costs in the development of this company.

Cash used in investing activities for the December 31, 2007 period was $44,952 which represents mainly the purchase of computers and office equipment for $29,580.

Cash provided by financing activities for the December 31, 2007 period was $544,953 which was primarily created by the October 23, 2007 financing.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. See also Note 7 regarding subsequent events.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

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

Page 15.

We are not currently profitable and may never become profitable.

We have generated no revenues to date from product sales. Our accumulated deficit as of December 31, 2007 is $3,323,743. This was primarily as a result of expenses incurred for consultants (used for the development of new beverage brands) as well as legal and accounting fees plus the recognition of $2,538,124 in derivative expense.

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

Our subsidiary, ADCI, which is the operating entity, was incorporated in June 2007, and as such our operating history is short. From inception to December 31, 2007, our operating losses aggregate $3,323,743. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

Page 16.

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

Notwithstanding the above, as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded, based upon their review of the controls and procedures in effect, that our current disclosure controls and procedures, although limited, are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission.

Page 17.

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

On January 8, 2008, we borrowed $520,000 from three accredited investors. These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2), Section 4(6) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 7 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Number	Description
(2)(1)	Agreement and Plan of Merger dated September 14, 2007*
(3)(1)	Restated Certificate of Incorporation*
(3)(2)	Amended and Restated Bylaws*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred*
(4)(2)	Form of Common Stock Certificate*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant*
(4)(4)	Form of 10% Convertible Note*
(10)(1)	Subscription Agreement for Securities*
(10)(2)	2007 Stock Compensation and Incentive Plan*
(10)(3)	New office lease agreement
(21)	Subsidiaries of Registrant*

* previously filed with the Commission on November 13, 2007 as part of the Registration Statement on Form 10SB12G (SEC Accession Number 0001144204-07-060023)

Page 18.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: February 14, 2008

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren
Roy G. Warren	President	2/14 /08

/S/Tommy E. Kee
Tommy E. Kee	Chief Financial Officer and Treasurer	2/14 /08

Page 19.