Form 10-K
period 2008-03-31
Attitude Drinks Inc.
filed 2008-07-02
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008
Commission File Number 000-52904

ATTITUDE DRINKS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	65-0109088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10415 Riverside Drive, Suite # 101, Palm Beach Gardens, Florida 33410 USA

(Address of principal executive offices)      (Zip Code)

Telephone number: (561) 799-5053

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act	Common Stock, $.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

The issuer's revenues for its most recent fiscal year were $944.

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 30, 2008, based upon the $1.02 per share close price of such stock on that date, was $4,305,256 based upon 4,220,839 shares held by non-affiliates of the issuer. The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of June 30, 2008 was 9,139,388.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections; and our ability to obtain financing on acceptable terms to finance our operations until profitability.

PART I
ITEM 1 - DESCRIPTION OF BUSINESS

The Company

Attitude Drinks Incorporated (“Attitude”, “We” or “Our”) was formed in Delaware on September 11, 1988 under the name International Sportfest, Inc. In January 1994, we acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. From January 1994 through October 1999, we engaged in the leasing of motor vehicles throughout the United Kingdom. On October 1, 1999, we acquired all of the issued and outstanding stock of Mason Hill & Co. and changed our name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, our operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, we became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization. On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. The telephone number is 561-799-5053.

We are a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.” All losses accumulated since inception will be considered as part of our development stage activities. All activities to date relate to our organization, history, merger of our subsidiary, funding activities and product development. Our fiscal year ends on March 31.

Nature of Business

Currently we are a development stage company, and our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business. We plan to develop and market products in four fast growing segments: energy drinks, functional water, liquid supplements, and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

The Business

During the last two quarters, we developed our first product which is an energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans. This additive blend provides a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks. Production began in January 2008 with some sales generated in late March 2008. Our initial co-packer for the VisViva ™ product is Carolina Beer & Beverage LLC in Mooresville, North Carolina. We have strategic relationships for flavor and the supply of ingredients with such companies as Flavor & Fragrance Specialties in New Jersey, Fortitech, Inc. in New York, Lakeside Food Sales, Inc. in Illinois and NutraGenesis LLC in Vermont. Other relationships for raw materials are with Rexam Beverage Can Company in Illinois and Ball Corporation in Colorado. As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We started development on our second product which will be branded as “Hole Shot™” and will be introduced as an energy-shot in two or three flavors in 3 ounces plastic “twist cap” shot tubes. We expect to finalize the packaging and graphic development for this product later in the summer of 2008 with expected sales to occur in the fall of 2008. We expect to develop and market two other products by the end of 2008 or early 2009.

NHRA Sponsorship Letter of Agreement

We have a binding letter of agreement with an NHRA drag race team for the 2008 NHRA racing season to be the primary sponsor for their top fuel dragster. This agreement covers the entire 2008 NHRA season and provides exclusive rights for logo exposure and placement of our identifications to both sides of the main body and the front and rear wing of the top fuel dragster as well as full public relations support for our identifications. We will pay the racing team a total of $1,300,000 for this program with $300,000 to be paid in cash and the rest to be paid in shares of our common stock. To date, we have issued 500,000 shares of common stock (valued at $165,000) towards payment of this commitment, but we have yet to remit any cash payments.

In House Intellectual Property

Applications for trademarks for the energy drink Vis Viva™, IQZOL™ and Hole Shot ™ have been filed with the U.S. Trademark Service which approvals are pending.

Production Contracts/Administration

Our operations in the United States are run directly by our subsidiary, Attitude Drink Company, Inc.

Industry Trends

We are a start up beverage brand-development company, formed to exploit the accelerating shift in beverage consumption patterns of Americans. Consumers are embracing two distinct trends which have redefined the ever-growing single serve beverage industry. First, consumers representing all demographics are purchasing fewer “empty-calorie”, sugar sweetened, carbonated beverages, a trend that has continued for the last six years. Second, consumers are demanding drinks with functionality, delivering either nutritional or experiential impact. During recent years, beverage consumers have demonstrated growing enthusiasm to pay significant premiums for these functional beverages while exhibiting passionate brand loyalty to the brands.

Management has extensive experience innovating functional products and pioneered the milk-based platform of this beverage “revolution” working with Coca-Cola Enterprises (CCE) to launch branded milk beverages nationwide. Steve Jennings, new to this team, helped develop the innovative beverage platform at PepsiCo. We enjoy strategic relationships, know-how, creativity and perspective in this space. The four platforms that we will address represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry. These platforms will include energy drinks, functional water, liquid supplements, and functional dairy.

Market Analysis

While there may be more current information, our limited capital resources allowed us to only purchase 2007 information. As reported in the Beverage Digest annual “Fact Book” for 2007, the non-alcoholic single serve beverage business is $106 billion in size and grew 4.1% by volume in 2006. Carbonated soft drinks (CSD’s) declined in volume in 2005 and 2006 for the first time in 20 years. Both Coke Classic and Pepsi Cola have declined each of the last six years with Coke declining 13.2% and Pepsi declining 18%. Classic Coke declined 2% in 2006 while Pepsi Cola declined 2.5%. Emerging as leaders within the beverage industry are single serve non-carbonated brands in tea, coffee, fortified water, juice, sports drinks, milk drinks and energy drinks (carbonated). This “new age” beverage category grew 15% to $25.9 billion in 2006. Fueled by rapidly increasing consumer demand, these brands command great premiums and deliver incremental profits to brand owners, distributors and retailers. They are enjoying dominance in their respective drink platforms, and recent valuations in public security markets, and acquisitions of private companies have validated the remarkable profitability and resultant near and long term worth of these innovative brands.

Market Segment Strategy

As we are a development stage company and have operated only for a few months, our future strategy will be to develop our products in the four fast growing segments: energy drinks, functional water, liquid supplements, and functional dairy. We already have produced our first product, VisViva™, which is an energy drink. We expect to develop two to three new products in the next fiscal year.

Competition

The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products will compete with a wide range of drinks produced by a relatively large number of manufacturers, any of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We will also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the energy beverage market could cause our products to be unable to gain market share, or we could experience price erosion, which could have a material adverse effect on our business and results.

The energy drink segment of the beverage industry has attracted many new brands, and estimates indicate there may be as many as 500 new brands created this year alone. The Beverage Digest Fact Book reports that the top brands for 2006 include Red Bull, Hansen’s, Monster, Full Throttle, PepsiCo (producing Sobe-No Fear, Amp and Sobe Adrenalin Rush) Coke (producing Full Throttle, KMX and Tab Energy), National Beverage (producing Rip It), Fuze, Rockstar and Bawls. The level of business to reach the top ten is approximately $20 million dollars. Red Bull, the leader is estimated to have reached $1.5 billion dollars in U.S. sales during 2006.

We compete not only for customer acceptance but for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Certain large companies such as The Coca-Cola Company and Pepsico Inc. market and/or distribute products in that market segment.

Marketing

Management believes that the impact of the internet and the enhanced communication systems that it has enabled have dramatically changed the way we live our lives today. There is vastly improved access to information, and the public is bombarded with messages that have diminished the value and impact of traditional media advertising.

We plan to focus on gorilla and grass roots marketing programs, investing in sponsorships and spokespeople in venues of competitive sports and racing activities. This strategy allows promoters to develop brand essence, communicate directly with spectators and participants and promote trial with consumers directly. This marketing approach, best executed by the Red Bull energy drink brand, escapes the filters that consumers use to reduce messaging. When executed properly, as Red Bull has, this technique defines the brand image while consumers embrace the branding as trend setting entertainment.

Government Regulation

The production, distribution and sale in the United States of many of our products are subject to the Federal Food, Drug and Cosmetic Act; the Dietary Supplement Health and Education Act of 1994; the Occupational Safety and Health Act; various environmental statutes; and various other federal, state and local statutes and regulations applicable to the production, transportation, sale, safety, advertising, labeling and ingredients of such products.

Measures have been enacted in various localities and states that require that a deposit be charged for certain non-refillable beverage containers. The precise requirements imposed by these measures vary. Other deposit, recycling or product stewardship proposals have been introduced in certain states and localities and in Congress, and we anticipate that similar legislation and regulations may be proposed in the future at the local, state and federal levels, both in the United States and elsewhere.

We do not expect that compliance with these provisions will have a material adverse effect upon our capital expenditures, net income or competitive position.

Employees

We currently have eighteen full time employees plus one consultant who will become an employee in the near future. Most employees are employed at the corporate office with other sales representatives dispersed throughout the United States.

ITEM 2 - DESCRIPTION OF PROPERTY

Previously, our office was located at 11300 U.S. Highway 1, Suite 202, North Palm Beach, Florida 33408 pursuant to a one year lease which expired on June 30, 2008. As of June 1, 2008, we moved to our new offices at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. This new five-year lease begins on June 1, 2008 and expires on May 31, 2013. The monthly base rental is $7,415 and the lease provides for annual 4% increases throughout its term.

ITEM 3 - LEGAL PROCEEDINGS

There currently are no material claims or lawsuits against us.

Previously we disclosed: Mr. Warren, Mr. Kee and Mr. Edwards all served as executive officers of Bravo! Brands Inc. (“Bravo!”) On September 21, 2007, Bravo! Brands Inc. reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Case No. 07-17840-PGH. The filing occurred after Mr. Warren, Mr. Kee and Mr. Edwards ended their relationship with Bravo!. Further, in October 2007, five separate law firms announced the filing of a class action lawsuit on behalf of purchasers of the securities of Bravo! between November 20, 2005 and May 15, 2007. These filings related to alleged violations of provisions of the Securities Exchange Act of 1934, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, and allege that the Company issued a series of material misrepresentations to the market which had the effect of artificially inflating the market price of Bravo! common stock. Certain of these complaints allege violations of the Securities Exchange Act of 1934 by Mr. Warren and Mr. Kee, who served as CEO and Chief Accounting Officer, respectively, of Bravo!.

Subsequent to March 31, 2008, the class action lawsuits against Mr. Warren and Mr. Kee were dismissed. However, the bankruptcy trustee has named Mr. Warren and Mr. Kee as defendants in an Adversary Complaint for Damages based upon allegations similar to the dismissed class action lawsuits. The proceeding does not involve Attitude and is pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price

The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at June 30, 2008 was 127.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE
Calendar 2007
First Quarter	Did not trade	Did not trade
Second Quarter	Did not trade	Did not trade
Third Quarter	Did not trade	Did not trade
Fourth Quarter	Did not trade	Did not trade

Calendar 2008
First Quarter	Did not trade	Did not trade

Dividends

The holders of common stock are entitled to receive, pro rata, such dividends and other distributions as and when declared by our board of directors out of the assets and funds legally available therefore. We have not paid dividends on our common stock and do not anticipate paying dividends to holders of our common stock in the foreseeable future. Management intends to retain future earnings, if any, to finance working capital and to expand our operations.

Sale of unregistered securities

Quarter Ended September 30, 2007

On September 19, 2007, in connection with the Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and Attitude Drink Company, Inc., we issued 4,000,000 shares of common stock to two persons, one of whom is Roy Warren, our company Chairman and CEO. These securities were issued in reliance upon an exemption from registration afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended. All of the investors were accredited investors, there was no general solicitation or advertising in connection with the offer and sale of securities, and all securities were issued with a restrictive legend.

Quarter Ended December 31, 2007

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors. Under the Securities Purchase Agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of Common Stock and Class A and Class B common stock purchase warrants. At the initial closing, we issued $600,000 of the 10% convertible notes, 2,818,181 Class A Warrants at $.50 and 1,560,600 shares of common stock. One of the accredited investors is Roy Warren, our Chairman and CEO.

Some terms of the agreement include payment of 8% of the purchase price and warrants at the Initial and Closing Date for due diligence fees to the investors. We also issued 1,500,000 shares of restricted common stock to the investors as purchase shares on the Initial Closing. Further, on the Initial Closing Date, we paid $20,000 and issued 60,600 shares of common stock in legal fees (valued at $.33 per share) to investors counsel. These additional shares were issued with registration rights.

A registration statement was filed and approved on April 23, 2008 for the sale by the above selling security holders of up to 1,000,000 shares of common stock which is comprised of 300,000 shares of common stock and 700,000 shares of common stock underlying $1,200,000 of convertible notes. Under the transaction agreements, we have agreed to file additional registration statements on behalf of the selling security holders.

Quarter Ended March 31, 2008

On January 8, 2008, we borrowed $520,000 from three investors. We agreed to repay these notes out of the proceeds from the Second Closing under the Subscription Agreement dated October 23, 2007 or on May 7, 2008 which we did pay $260,000 of these borrowings in February, 2008. We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000. If our common stock, that does not currently trade, should experience 20 consecutive trading days with (i) a closing bid price of $5.00 per share and (ii) volume of greater than 100,000 shares, then we can force the holders to accept shares of our common stock in lieu of cash to repay the notes. We entered into a Modification and Waiver Agreement with these investors in June, 2008 to extend the due date for the remaining $260,000 until July 15, 2008 for an aggregate of 195,000 additional shares of common stock.

On February 15, 2008, we had a second $500,000 closing out of a possible $600,000 in connection with the above October 23, 2007 Securities Purchase Agreement. As part of this agreement, we issued $500,000 of the 10% convertible notes plus 1,515,151 Class A warrants at $.50. One of the accredited investors is Roy Warren, our Chairman and CEO. We used $260,000 from this financing in order to pay one half (1/2) of the above January 8, 2008 financing. The remaining unpaid $100,000 amount of the second tranche was received on June 26, 2008 less $8,000 for due diligence fees as this amount is subject to the same terms as the above $500,000 financing. This latest investor received 303,030 Class A warrants at $.50.

Securities authorized for issuance under equity compensation plans

The October 23, 2007 subscription agreement for the purchase of up to $1,200,000 in promissory convertible notes identified certain excluded issuances such as the issuance of up to 1,000,000 shares of the Company’s common stock until March 31, 2008 to attract key employees at valuation not less than the conversion price and which holders of such securities are not at any time granted registration rights for these 1,000,000 shares. On March 31, 2008, the Company issued these 1,000,000 shares of the Company’s common stock to certain employees at a value of $.33 (equal to the conversion price of convertible notes in the above referenced subscription agreement) or $330,000.00. All shares contain a restrictive legend and can only be traded under Rule 144 applications.

As of March 31, 2008 there were no stock options issued and outstanding.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

Since 2001, we have been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred in September 2007. We are a development stage company with negligible product sales for the initial period ended March 31, 2008. Our efforts to date have been focused primarily on developing our first energy drink which is called VisViva™ in which sales began in late March 2008. We will develop additional beverage brands in the non-alcoholic functional beverage category, and we will launch fortified and experiential beverage brands utilizing platforms of milk, tea, juice and water. We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL™. This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels thereby revolutionizing the energy experience derived from energy drinks.

We intend to focus on the fifteen largest markets for beverages in the United States. These markets include Atlanta, Boston, Chicago, Dallas, Denver, Detroit, LA, Miami, Minneapolis, New York, Philadelphia, Phoenix, San Francisco, Seattle and Washington, D.C. We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in the fifteen prime markets and will support them with field representatives to assure sufficient shelf compliance. Regional distributors have lost four major beverage lines in the last few months including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola, and the V-8 brands (now distributed by Coca-Cola). We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses.

We will pre-sell in four sales channels; grocery, convenience, drug, and sports and gym specialty. Certain national accounts like chained convenience stores, grocery and drug stores will require warehouse distribution. To accommodate this business, we will employ national beverage brokers and work with the “tobacco & candy” and food service warehouse distributors like McLane Company and Sysco Foods for this business.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes. Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces. The energy drink is expected to command gross margins of approximately 50%. The functional milk drinks (once produced) is also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality. We expect that the average gross margin for our shots will be 55%-60% depending upon the consumer response and sales channel mix; clearly singles will command higher margin than multi-packs.

The energy drink will be produced using one or more beverage co-packers. Our initial co-packer for the energy product is Carolina Beer & Beverage LLC in Mooresville, North Carolina. Discussions are underway with other co-packers, and other production relationships are anticipated in the near future.

Summary of Certain Key Events during the fiscal period ended March 31, 2008:

Here is a list of the key accomplishments for the fiscal period end:

•	Acquisition of Attitude Drink Company, Inc. on September 19, 2007
•	Securities Purchase Agreement on October 23, 2007 to sell up to $1,200,000 of our securities with receipt of $600,000 gross proceeds for the first tranche
•	Receipt of net proceeds for $393,500 from January 8, 2008 borrowings
•	Receipt of gross proceeds for $500,000 in February, 2008 for second tranche of the October, 23, 2007 Securities Purchase Agreement
•	Signed agreement in February 2008 to sponsor a Top Fuel Dragster for the 2008 NHRA racing season.
•	Completion of the research and development activities for our first product, VisViva™, with negligible sales generated in late March, 2008

DISCUSSION AND ANALYSIS

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America. Our fiscal year end is March 31.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statements on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with no active public trading of the Company’s common stock for the period ended March 31, 2008

-	Estimating the costs of issued shares of common stock for certain services when there is no active public trading of the Company’s common stock for the period ended March 31, 2008

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction. As required by FAS 133 (“Accounting for Derivative Instruments and Hedging Activities”), these instruments are to be carried as derivative liabilities, at fair value, in our financial statements. However, under FAS No. 155, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007 financing arrangement provides a more meaningful presentation of that financial instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values. In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Impairment of Long-Lived Assets

Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment. We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’ (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

RESULTS OF OPERATIONS

Revenues

We are a development stage company and generated negligible revenues in late March 2008. As such there is no comparison with prior periods. Gross revenues were $1,024 with discounts of $80 for a net revenue balance of $944. All revenues were generated in the United States.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time. A component of our growth plan includes increasing penetration in the large store channel. Therefore, we expect to incur slotting fees in the future. No slotting fees were recorded for the period ended March 31, 2008.

We plan to increase our revenues during the next twelve months by increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implement new grass roots marketing and sample programs.

Product and Shipping Costs
	March 31, 2008	% of Revenues
Product costs	$232	24.6%
Shipping costs	202	21.4%
Total	$434	46.0%

Operating Expenses
	March 31, 2008	% of Revenues *
Salaries, taxes and employee benefit costs	$1,076,189
Marketing and promotion	375,731
Consulting fees	382,411
Professional and legal fees	194,249
Travel and entertainment	101,962
Product development costs	92,500
Other overhead expenses	157,950
Total operating expenses	$2,380,992

* The Company is presently a development stage company, as such no material revenues have been reported. The computation of the percentage to revenues is not representative of expected future normal operations.

Salaries, taxes and employee benefit costs:

Beginning in November 2007, we began to hire additional employees due to the Company’s first significant financing which closed in October 2007. Prior to this time, provided services from certain individuals were treated as consulting fees (see below). The above expenses related to fifteen employees, both in the corporate and field locations.

Marketing and promotion:

During February 2008, the Company entered into a relationship with a drag racing company to serve as the primary sponsor of the racing company’s Top Fuel Dragster in the National Hot Rod Association (NHRA) for the 2008 season. The Company recorded $375,731 in related costs for this program as well as other marketing and promotion programs through the fiscal period ended March 31, 2008.

Consulting fees:

Prior to its first October, 2007 financing and as mentioned in the above “Salaries, taxes and employee benefit costs section”, certain individuals performed services for the Company, mainly for founding, marketing, development and research activities of the Company which were recorded as consulting fees. After October 2007, such services are reflected as salaries although the Company continues to retain some consultants.

Professional and legal fees:

These costs relate to the use of outside legal, accounting and auditing firms.

Travel and entertainment:

These costs reflect the travel activities of certain corporate employees and sales personnel located throughout the United States in their efforts to develop and market our first product, VisViva™.

Product development costs:

These are costs paid to outside agencies for the development of our first product, VisViva™, and continuing work on future products. The majority of these costs relate to the development of the packaging, labels and sales related brochures for VisViva™.

Other overhead expenses:

The majority of these expenses relate to accrued board of directors’ fees for $18,000, public relations costs for $45,100 and rent expense for $21,003.

Derivative Income/(Expense):

Derivative (income) expense arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis. In connection with our accounting for the $600,000 and $500,000 face value convertible promissory notes and warrant financings, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. The day-one loss that we recorded amounted to $2,534,178 for the $600,000 face value convertible promissory note and $899,305 for the $500,000 face value convertible promissory note. Total derivative expense amounted to $2,709,350 for the period ended March 31, 2008. We did not enter into any other financing arrangements during the periods reported that reflected day-one losses. However, we currently have commitments from certain investors that may give rise to additional losses.

In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques. Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

Interest and Other Financing Costs:

We recorded interest expense for the period ended March 31, 2008 in connection with our debt obligations (mainly a total of $1,100,000 in face value convertible promissory notes financing) at 10% interest. We also recorded the amortization of associated deferred finance fees with these convertible note financings.

Net Loss

As we are a development stage company, there are no comparable prior periods to compare financial results. We reported a net loss for the period ended March 31, 2008 of $5,204,048. The majority of the expenses related to development of the Company, hiring of employees, development and research activities for our first new product, VisViva™, plus the costs associated with the Company’s first major marketing program, NHRA racing, as well as the recognition of the large derivative expense. As a result, our current revenue volume was not sufficient to recover all of our operating expenses. We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders

The Company’s basic loss per common share applicable to common stockholders for the period ended March 31, 2008 was $(1.13). Because the Company experienced a net loss, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period. The weighted average common shares outstanding for the period ended March 31, 2008 was 4,585,960. Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 12,798,379.

LIQUIDITY AND CAPITAL RESOURCES

Being a development stage company that began in the 2007 calendar year, we have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Working Capital Needs and Major Cash Expenditures:

We currently have monthly working capital needs of approximately $350,000. This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:
•	Increased employees and related travel costs
•	Increased costs related to new offices
•	Required interest payments on our convertible promissory notes payable
•	Increased product development costs for new products, packaging and marketing materials

Material Covenants of Debt Obligations:

On April 23, 2008, the Securities and Exchange Commission declared effective a Form S-1 registration statement covering up to 1,000,000 shares of common stock, comprised of 300,000 shares of common stock and 700,000 shares of common stock underlying the October, 2007 Securities Purchase Agreement for $1,200,000 of convertible notes. We anticipate filing additional registration statements to cover the underlying shares of our common stock not covered by the above effective statement as soon as we have the legal ability to do so.

External Sources of Liquidity:

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors. Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. At the initial closing, we received gross proceeds of $600,000.

On January 8, 2008, we borrowed $520,000 from three investors. We agreed to repay these notes out of the proceeds from the Second Closing under the above Securities Purchase Agreement dated October 23, 2007 or on May 7, 2008. We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000. In February 2008, we repaid $260,000 representing one half of the above borrowings. The second half of $260,000 has not been paid, but the Company entered into a Modification and Waiver Agreement in June, 2008 to extend the due date to July 15, 2008 for an aggregate of 195,000 shares of common stock.

On February 15, 2008, we received $500,000 gross proceeds towards the second tranche of $600,000 from the above referenced October 23, 2007 Securities Purchase Agreement. The remaining $100,000 was received on June 26, 2008, less $8,000 for due diligence fees. From this gross $500,000 amount, we received net proceeds of $200,000 after paying $260,000 towards the January 8, 2008 borrowings (see above paragraph) as well as $40,000 for due diligence fees.

Information about our cash flows
March 31, 2008
Cash provided by (used in):
Operating activities	$(1,072,481)
Investing activities	(51,019)
Financing activities	1,127,237

As a development stage company in our initial operating period, we do have any comparable financial information with prior periods. The net cash used in operating activities is due to a number of factors. We reported a net loss of $5,204,048 that included an offset of non-cash derivative expense of $2,709,350. Changes in accounts payable and accrued expenses contributed to a decrease in cash used by operating activities of $1,022,246. Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ended March 31, 2008, and we had to rely on new convertible debt financings to cover operating expenses.

Cash used in the period ended March 31, 2008 for investing activities was $51,019 for equipment purchases and trademark costs.

Net cash provided by our financing activities for the period ended March 31, 2008 was $1,127,237. This is primarily attributed to proceeds received from convertible notes payable of $1,530,000 net of payments made of $260,000 for other borrowings from these proceeds.

CERTAIN BUSINESS RISKS:

We currently have no significant product revenues and will need to raise additional capital to operate our business.

To date, we have generated no material product revenues. However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees. These funds may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete our product research and development activities. In addition, we may be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have generated no significant revenues to date from product sales. Our accumulated deficit as of March 31, 2008 is $5,204,048. This was primarily as a result of expenses incurred for salaries and wages, consultants (used for the development of new beverage brands) as well as legal and accounting fees plus the recognition of $2,709,350 in derivative expense. We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

Our subsidiary, ADCI, which is the operating entity, was incorporated in June 2007, and as such our operating history is short. From inception to March 31, 2008, our operating losses aggregate $5,204,048. We expect to incur additional operating losses for the immediate near future. These factors, among others, raise significant doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue from our operations to pay expenses or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

Ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have and cash on hand. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned development of certain products

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the period ended March 31, 2008 are contained on Pages F-1 to F-26 which follows.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of Attitude Drinks Incorporated and subsidiary (a development stage company) as of March 31, 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the period from inception, June 18, 2007 to March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2008 and the results of their operations and cash flows for the period from inception, June 18, 2007 to March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

As described in the Note 2, the accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As at March 31, 2008 the Company had a stockholders’ deficit of $4,336,332 and reflected losses of $5,204,048 for the period from inception, June 18, 2007 to Mach 31, 2008. These conditions and others, (see Note 2) raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. Management's actions in regard to these matters are more fully described in Note 2.

/s/ Lazar Levine & Felix LLP

New York, New York
July 2, 2008

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED BALANCE SHEET

	March 31, 2008

Assets

Current assets:
Cash and cash equivalents		$3,737
Inventories		111,845
Prepaid expenses		82,417
Total current assets		197,999

Fixed assets		29,210

Other assets:
Deferred financing costs – net	$498,986
Trademarks – net	19,212
Deposits and other	23,223	541,421
Total assets		$768,630

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable		$477,690
Accrued liabilities		695,604
Convertible notes payable, current portion		526,851
Loans payable to related parties		47,963
Derivative liabilities		2,649,424
Total current liabilities		4,397,532

Convertible notes payable – net of current portion		707,430

Commitments and contingencies

Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 75,000 shares issued and outstanding	$75
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 8,060,600 shares issued and outstanding	8,061
Additional paid-in capital	859,580
Deficit accumulated during the development stage	(5,204,048)
Total stockholders’ deficit		(4,336,332)

Total liabilities and stockholders’ deficit		$768,630

See accompanying notes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

	Development Stage Period from Inception (June 18, 2007) to March 31, 2008

Revenues		$944
Product and shipping costs		(434)
Gross profit		510

Operating expenses:
Salaries, taxes and employee benefits	$1,076,189
Marketing and promotion	375,731
Consulting fees	382,411
Professional and legal fees	194,249
Travel and entertainment	101,962
Product development costs	92,500
Other overhead expenses	157,950	2,380,992

Loss from operations		(2,380,482)

Other income (expenses):
Derivative expense	(2,709,350)
Interest and other financing costs	(114,216)	(2,823,566)

Loss before provision for income taxes		(5,204,048)
Provision for income taxes		-

Net loss		$(5,204,048)

Basic and diluted loss per common share		$(1.13)

Weighted average number of common shares outstanding – basic and diluted		4,585,960

See accompanying notes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total
	Shares	Amount	Shares	Amount
Balance at Inception June 18, 2007	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash	-	-	100,000	100	2,400	-	2,500
Recapitalization adjustment as a result of merger transaction	75,000	75	4,900,000	4,900	(171,521)	-	(166,546)
Issuance of common stock for services	-	-	1,500,000	1,500	493,500	-	495,000
Warrants issued for investment banker agreement	-	-	-	-	21,762	-	21,762
Finders’ fees for financing	-	-	1,560,600	1,561	513,439	-	515,000
Net loss	-	-	-	-	-	(5,204,048)	(5,204,048)

Balance, March 31, 2008	75,000	$75	8,060,600	$8,061	$859,580	$(5,204,048)	$(4,336,332)

See accompanying notes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF CASH FLOWS

	Development Stage Period from Inception (June 18, 2007) to
	March 31, 2008
Cash flows from operating activities:
Net loss		$(5,204,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		2,597
Amortization of deferred financing costs		155,650
Compensatory stock and warrants		516,762
Derivative expense		2,709,350
Fair value adjustment of convertible note		(139,305)
Amortization of debt discount		76,125
Changes in working capital components:
Prepaid expenses and other assets		(100,013)
Inventories		(111,845)
Accounts payable and accrued expenses		1,022,246
Net cash used in operating activities		(1,072,481)

Cash flows from investing activities:
Purchase of equipment	$(31,692)
Trademarks	(19,327)
Net cash used in investing activities		(51,019)

Cash flows from financing activities:
Proceeds from convertible notes payable	1,530,000
Capital contributions-common stock	2,500
Payment of note payable	(260,000)
Costs associated with financing	(145,263)
Net cash provided by financing activities		1,127,237

Net increase in cash and cash equivalents		3,737
Cash and cash equivalents, beginning of period		-
Cash and cash equivalents, end of period		$3,737

Supplemental Cash Flow Information:
Cash paid during the period for interest		$45,000
Cash paid for taxes		$-

Non-cash investing and financing activities:
Stock granted in exchange of services		$495,000

See accompanying notes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –	Organization and Nature of Business:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is a development stage company that is engaged in the development and sale of functional beverages, primarily in the United States.

Attitude Drinks Incorporated (“Attitude”, “We” or the “Company”) was formed in Delaware on September 11, 1988 under the name International Sportfest, Inc. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”), and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, have been carried over in the recapitalization. On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated. Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprise.” All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development. The Company's fiscal year end is March 31. Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in four fast growing segments: energy drinks, functional water, liquid supplements and functional dairy.

Note 2 -	Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception of the operating subsidiary, June 18, 2007 and has a significant working capital deficiency at March 31, 2008. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 -	Going Concern and Management’s Plans (Continued):

The Company plans to increase its sales, primarily by significantly increasing its sales force and, partnering with new distributors as well as offering new products in the next twelve months. The Company’s margins are expected to improve as a result of increased sales, expected economies of scales due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads. However, the Company expects to be dependent on third party financing at least through the next twelve months. There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability. Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations.

The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Note 3 -	Significant Accounting Policies:

(a)	Principles of Consolidation:

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

(b)	Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimate included in the Company’s financial statements is the following:

-	Estimating the fair value of the Company’s financial instruments that are required to be carried at fair value.

The Company uses all available information and appropriate techniques to develop its estimates, including the use of outside consultants. However, actual results could differ from the Company’s estimates.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(c)	Business Segment and Geographic Information:

The Company operates in one dominant industry segment that it has defined as the energy drink industry. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year.

(d)	Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e)	Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market. Further, the Company’s inventories are perishable. The Company will estimate in the next fiscal year any unsalable inventory reserves based upon a specific identification basis. Due to the newness of the first product energy drink product, no reserve estimates were made as of March 31, 2008. The components of inventories as of March 31, 2008 follow:

2008
Finished goods	$70,226
Raw materials	41,619
$111,845

(f)	Fixed Assets:

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of ten years for furniture, three years for computer equipment and three years for purchased software. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

(g)	Deferred Financing Costs:

The costs associated with the financing transactions are reflected as deferred financing costs and are being amortized over the term of the related notes payable. Amortization expense for 2008 and accumulated amortization at March 31, 2008 totaled $161,088.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note3-	Significant Accounting Policies (Continued):

(h)	Intangible Assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of trademarks. These assets are being amortized on a straight-line basis over fifteen years. The following table summarizes the components of the Company’s intangible assets as of March 31, 2008:

2008
Trademark costs	$19,326
Less accumulated amortization	(114)
Total Intangible Assets	$19,212

Amortization expense and accumulated amortization amounted to $114 as of March 31, 2008.

(i)	Impairment of Long-Lived Assets:

Our long-lived assets consist principally of intangible assets (trademarks) and to a much lesser extent, furniture and equipment. We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’ (“FAS 144”). FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No evaluation was necessary for the fiscal period ended March 31, 2008.

(j)	Financial Instruments:

As of March 31, 2008, estimated fair values and respective face values of the Company’s notes payable and convertible debt are as follows:

Instrument	Note	Fair Value	Face Value
$600,000 Convertible Note Payable	6	$538,994	$600,000
$500,000 Convertible Note Payable	6	449,162	500,000
$260,000 Discount Note Payable	6	246,125	260,000

Financial instruments, as defined in Financial Accounting Standard No. 107 “Disclosures about Fair Value of Financial Instruments” (FAS 107), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(j)	Financial Instruments (continued):

and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments and convertible debt that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature. Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (FAS 133), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As promulgated by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments”, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivatives. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007 financing arrangement provides a more meaningful presentation of that financial instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(j)	Financial Instruments (continued):

The following table summarizes the effects on our income (expense) of changes in the fair values of our financial instruments that are carried at fair value for the year to date period ended March 31, 2008.

Financing arrangements giving rise to derivative financial instruments and the income effects:	Hybrid Note	Warrant Derivatives	Total
$600,000 Face Value Convertible Note Financing	$140,174	$718,072	$858,246
$500,000 Face Value Convertible Note Financing	$(869)	$6,061	$5,192
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing		$(2,534,178)	$(2,534,178)
$500,000 Face Value Convertible Note Financing		(899,305)	(899,305)
Total day-one losses		$(3,433,483)	$(3,433,483)
Total expense from fair value adjustments		$(2,709,350)

Our derivative liabilities as of March 31, 2008, and our derivative losses during the year to date period ended March 31, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000 and $500,000 face value convertible promissory notes and warrant financings, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to reflect a loss to record the derivative financial instruments at fair value as detailed in the above table. We did not enter into any other financing arrangements during the period reported that reflected day-one losses. However, we currently have commitments from certain investors that may give rise to additional losses.

•
In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 3 -	Significant Accounting Policies (Continued):

(j)	Financial Instruments (continued):

The following table summarizes the number of common shares indexed to the hybrid note and the derivative financial instruments as of March 31, 2008:

Financing arrangements giving rise to derivative financial instruments and indexed shares:	Hybrid Note	Warrant Derivatives	Total Shares
$600,000 Face Value Convertible Note Financing	1,818,182	5,636,364	7,454,546
$500,000 Face Value Convertible Note Financing	1,515,152	3,030,302	4,545,454
Total	3,333,334	8,666,666	12,000,000

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which amended FAS 133 “Accounting for Derivative Financial Instruments and Hedging Activities”. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 “Accounting for Contingencies”, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2008, management concluded that registration payments are not probable.

(k)	Revenue Recognition:

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. There were no recorded and/or paid slotting fees for the period ended March 31, 2008. The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and are immaterial for the period ended March 31, 2008.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(l)	Income Taxes:

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization.

The Company has adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at March 31, 2008 and for the period then ended as a result of implementing FIN 48, and the Company did not have any unrecognized tax benefits at March 31, 2008. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2008, the Company had no accrued interest or penalties related to income taxes. The Company currently has no federal or state tax examinations in progress.

(m)	Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to the Company’s customers are included as a component of cost of sales. These costs amounted to $202 for the period ended March 31, 2008.

(n)	Loss Per Common Share:

The Company’s basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the period ended March 31, 2008, potential common shares arising from the Company’s stock warrants and convertible debt amounting to 12,798,379 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(o)	Recent Accounting Pronouncements Affecting the Company:

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(o)	Recent Accounting Pronouncements Affecting the Company (continued):

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt FAS No. 159 in the first quarter of fiscal 2009 and is still evaluating the effect, if any, on its financial position or results of operations.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations”, which replaces FAS No. 141. The statement retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. FAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements’, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 is effective for annual periods beginning after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -	Significant Accounting Policies (Continued):

(o)	Recent Accounting Pronouncements Affecting the Company (continued):

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Prior to the issuance of FAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

FAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.

Note 4 –	Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2008:

2008
Equipment	$17,833
Furniture and fixtures	12,837
Purchased software	1,022
31,692
Less: accumulated depreciation	(2,482)
Total Fixed Assets	$29,210

Depreciation expense aggregated $2,482 for the initial period ended March 31, 2008.

Note 5 –	Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2008:

2008
Accrued payroll and related taxes	$356,177
Accrued professional fees	292,169
Accrued interest	32,466
Other expenses	14,792
Total Accrued Liabilities	$695,604

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 –	Convertible Notes Payable:

Convertible debt carrying values consist of the following as of March 31, 2008:

2008
Short-term convertible notes payable due May 7, 2008 (a)	$246,125
$ 600,000 convertible note payable, due October 23, 2009 (b)	538,994
$ 500,000 convertible note payable, due October 23, 2009 (c)	449,162
Total convertible notes payable	1,234,281
Less current maturities	526,851
Long-term convertible notes payable	$707,430

(a) Short-term convertible notes payable:

On January 8, 2008, the Company executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. The Company received a net amount of $430,000 with the $90,000 discount being treated as interest. The loans become payable on May 7, 2008, or the Company has the option of compelling the holder to convert all, or a portion of, the outstanding principal and accrued interest into Company common stock based on defined criteria. On February 13, 2008, the Company repaid $260,000 of these loans. During June, 2008, the Company entered into a Modification and Waiver Agreement with these investors to extend the maturity date to July 15, 2008 and issued 195,000 shares of common stock as consideration.

(b) $600,000 Convertible Note Financing

On October 23, 2007, we entered into a subscription agreement with a group of accredited investors. Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares or common stock and Class A and Class B common stock purchase warrants. On October 23, 2007, we issued $600,000 of the convertible notes and 2,818,182 Class A warrants. On February 15, 2008, we issued $500,000 of the convertible notes and 1,515,151 Class A warrants. The original subscription agreement required that we have an effective registration statement in order for the second closing date to occur. On February 15, 2008, we obtained a Waiver of Certain Conditions that allowed us to waive the requirement for the Registration Statement to become effective prior to the occurrence of the Second closing.

In our evaluation of these financing transactions, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we are required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value, unless, as discussed in Note 3, we elect to value the entire hybrid debt instrument at fair value. We also concluded that the certain put and call features required bifurcation because, while puts and calls on debt instruments are generally considered clearly and closely related to the host, the features are indexed to certain events that are not associated debt instruments. We elected to value the entire hybrid instrument including these features at fair value under FAS 155.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 –	Convertible Notes Payable (Continued):

(b) $600,000 Convertible Note Financing (Continued)

On October 23, 2007, (initial closing), we issued $600,000 face value of 10% convertible promissory notes payable, due October 23, 2009, plus warrants to purchase (i) 2,818,182 shares of our common stock and (ii) additional warrants to purchase 2,818,182 shares of our common stock, representing an aggregate 5,636,364 shares. The convertible promissory notes are convertible into Company common shares, based on a fixed conversion price of $0.33, and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. We have the option to make periodic debt service payments that commence in the 13th month of the term, at 110% of face value or using our common stock, but at a price per share equal to 80% of the trading market price. The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The note is mandatorily convertible into common stock at the fixed conversion price if our common stock achieves and maintains a trading market price of 200% of that amount. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof, and we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

We received net proceeds of $531,237 from this financing transaction. We recorded incremental, direct financing costs of $583,763, including 1,560,600 shares of common stock that we valued at $515,000 based upon recent private trading of our shares. Accumulated amortization of deferred financing costs, which is included in interest expense, amounted to $121,617.

The fair value of the $600,000 hybrid note payable amounted to $705,469 and $538,994 (excluding $26,301 that we carry as accrued interest) as of the financing inception date and March 31, 2008, respectively.

We also determined that the warrants issued in this financing arrangement did not meet the conditions for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value. The fair values of the warrants amounted to $2,428,709 and $1,710,636 as of the inception date and March 31, 2008, respectively, using the Black-Scholes-Merton valuation technique. Derivative financial instruments are carried initially and subsequently at their fair values.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 –	Convertible Notes Payable (Continued):

(b) $600,000 Convertible Note Financing (Continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and March 31, 2008 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$600,000 Face Value Convertible Promissory Note Financing:
Estimate fair value of the underlying common share	$0.25 - 0.33	$0.25 - 0.33
Conversion or strike price	$0.33	$0.50 - 0.75
Volatility (based upon Peer Group)	-	103% - 110%
Equivalent term (years)	2.0	5.0
Risk-free rate	1.51% - 4.36%	2.46% - 4.06%
Credit-risk adjusted yield	8.75% - 9.92%	-
Interest-risk adjusted rate	8.4% - 10.0%	-
Dividends	-	-

(c) $500,000 Convertible Note Financing

On February 15, 2008, (second closing) we issued $500,000 face value of 10.0% convertible promissory notes payable, due October 23, 2009, plus warrants to purchase (i) 1,515,151 shares of our common stock and (ii) additional warrants to purchase 1,515,151 shares of our common stock, representing an aggregate 3,030,302 shares. The convertible promissory notes are convertible into a our common shares based on a fixed conversion price of $0.33 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. We have the option to make periodic debt service payments that commence in the 13th month of the term, at 110% of face value or using our common stock but at a price per share equal to 80% of the trading market price. The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The note is mandatorily convertible into common stock at the fixed conversion price if our common stock achieves and maintains a trading market price of 200% of that amount. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

We received net proceeds of $460,000 from this financing transaction. We recorded incremental, direct financing costs of $40,000. Accumulated amortization of deferred financing costs, which is included in interest expense, for the year to date period, amounted to $3,158.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 –	Convertible Notes Payable (Continued):

(c) $500,000 Convertible Note Financing (Continued)

The fair value of the $500,000 hybrid note payable amounted to $454,457 and $449,162 (excluding $6,164 that we carry as accrued interest) as of the financing inception date and March 31, 2008, respectively.

We also determined that the warrants issued in this financing arrangement did not meet the conditions for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value. The fair values of the warrants amounted to $944,848 and $938,788 as of the inception date and March 31, 2008, respectively, using the Black-Scholes-Merton valuation technique. Derivative financial instruments are carried initially and subsequently at their fair values.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and March 31, 2008 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$500,000 Face Value Convertible Promissory Note Financing:
Estimate fair value of the underlying common share	$0.25 - 0.33	$0.25 - 0.33
Conversion or strike price	$0.33	$0.50 - 0.75
Volatility (based upon Peer Group)	-	107% - 108%
Equivalent term (years)	1.59	5.0
Risk-free rate	1.51% - 1.91%	2.46% - 2.76%
Credit-risk adjusted yield	7.3% - 9.92%	-
Interest-risk adjusted rate	8.4% - 10.0%	-
Dividends	-	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7–	Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2008:

Financing arrangements giving rise to derivative financial instruments:	Warrant Derivatives
$600,000 Face Value Convertible Promissory Note Financing (Note 6b)	$(1,710,636)
$500,000 Face Value Convertible Promissory Note Financing (Note 6c)	(938,788)
Total derivative liabilities	$(2,649,424)

See the notes referenced in the table for details of the origination and accounting for these derivative financial instruments. We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Note 8 –	Transactions With Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $47,963 in advances payable to the officers of MHHI. These advances are non-interest bearing and payable upon demand.

In addition, the Company issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6a and 6b).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 –	Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value. Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue. The conversion basis is not adjusted for any stock split or combination of the common stock. The Company must at all times have sufficient common shares reserved to effect the conversion of all of the outstanding A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock. The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders. As of March 31, 2008, 75,000 shares of Series A were issued and outstanding.

(b) Common Stock Warrants

As of March 31, 2008, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price
October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	$0.50
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.50
February, 2008 Convertible Note Financing	2/15/2008	2/14/2013	1,515,151	0.50
Total issued Class A warrants			4,458,332
Unissued Class B warrants (i):
October, 2007 Convertible Notes Financing			2,818,181.75
January, 2008 Investment Banker Agreement			125,000.75
February, 2008 Convertible Notes Financing			1,515,151.75
Total unissued Class B warrants			4,458,332

Total Warrants			8,916,664

(i) When Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $.75.

No warrants were exercised for the period ended March 31, 2008.

Derivative income (expense) associated with the issued warrants for the convertible notes financings for the period ended March 31, 2008 was a gain of $724,133.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 –	Stockholders’ Deficit:

(c) Common Stock:

At March 31, 2008, we had issued and outstanding 8,060,600 shares of common stock of which 3,400,000 shares are owned by one of our officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

(i)
On October 23, 2007, we issued 60,600 shares of our common stock for legal fees to investors’ counsel and 1,500,000 shares of our common stock to the investors as part of the October, 2007 $600,000 convertible notes financing. The value of these shares aggregated $515,000 and have been recorded as deferred financing costs.

(ii)
On March 31, 2008, we issued 1,000,000 shares of restricted common stock to certain employees as a bonus compensation for their efforts in establishing the Company and in the development of the Company’s first product, VisViva™. These shares were valued at $.33 each share or a total compensation expense of $330,000. The common stock shares contain a restrictive legend and can only be sold under Rule 144 holding requirements.

(iii)	On March 31, 2008, we issued 500,000 shares of our common stock to a racing entity which owns the Top Fuel NHRA Dragster that we sponsor at a value of $165,000.

(d) Stock Compensation and Incentive Plan:

On October 31, 2007, management approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 1,000,000 shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude. No common shares have been issued under this plan as of the balance sheet date.

Note 10 –	Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ended March 31, 2008 because there is no certainty that the Company will realize those benefits. The components of the Company’s deferred tax assets and liabilities as of March 31, 2008 are as follows:

2008
Net operating loss carryforwards	$596,000
Debt discounts	26,000
Compensatory stock and warrants	176,000
Net deferred tax assets	798,000
Valuation allowances	(798,000)
Net deferred tax asset	$-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 –	Income Taxes (Continued):

As of March 31, 2008, the Company has a net tax operating loss of $2,032,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitation, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company’s effective rate for the period ended March 31, 2008:

2008
Benefit at federal statutory rate	(34.00)%
Benefit at state rate, net of federal benefit	2.78%
Fair value adjustment of convertible debt	(2.68)%
Derivative loss	52.06%
Other	0.83%
Benefit at the Company’s effective rate	(18.99)%
Less valuation allowance effective tax rate	(0.00)%

Note 11 –	Commitments and Contingencies:

Leases

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008. The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term. The Company also has a remaining commitment under an operating lease, expiring July 1, 2008, pursuant to which the monthly rent expense is $3,457. As of March 31, 2008, the remaining obligations under this lease aggregates $10,371.

Future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, as of March 31, 2008, are as follows:

Years ending March 31,	Amount
2009	$74,147
2010	91,942
2011	95,620
2012	99,444
2013	103,422
Thereafter	17,348
$481,923

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2008 was $21,003.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 –	Commitments and Contingencies (Continued):

Marketing Commitments
In February, 2008, our subsidiary, Attitude Drinks Company, Inc., entered into a letter agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season which extends through November 2008. The $1,300,000 contract is payable as follows: 4 cash payments of $75,000 each to be paid in February, March, June and July of 2008 and the remaining $1,000,000 to be paid with Company stock. No cash payments have been made to date. Upon execution of the contract, the Company issued 500,000 common shares valued at $165,000.

Production and Supply Agreements
Due to the current small size of our company, no formalized production agreement has been signed with Carolina Beer & Beverage LLC, our current co-packer. Production runs are based on purchase orders issued to this co-packer. As our company grows, we intend to enter into a formal signed production agreement with Carolina Beer & Beverage LLC as well as any other co-packers as needed.

Note 12 –	Subsequent Events:

Beginning April 2, 2008 and through April 14, 2008, we borrowed $300,000 from four investors. We agreed to repay these notes starting June 30, 2008 through July 15, 2008 as no cash payments have been made. The investors agreed to extend the due dates until July 30, 2008. We received net proceeds of $237,500 after deducting an original issue discount of $50,000 and due diligence fees of $12,500. In addition, 500,000 class A warrants at an exercise price of $.50 were issued, and we are required to issue 500,000 class B warrants ($.75 exercise price) upon exercise of the class A warrants for a total of 1,000,000 warrants. These borrowings were guaranteed by the Company’s CEO. We also issued to our investment banker 62,500 class A warrants ($.50 exercise price), and we are required to issue 62,500 class B warrants ($.75 exercise price) upon exercise of the class A warrants for a total of 125,000 warrants as a finders’ fee.

On April 16, 2008, we issued 100,000 warrants at an exercise price of $.75 for five years for a Strategic Relationship and Supply Agreement with one of our ingredients suppliers

On October 31, 2007, we approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 1,000,000 shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude. Effective April 29, 2008, we issued 628,788 shares of common stock at a price of $.50 per share or $314,394 to certain employees (552,121 shares), board directors (48,000 shares) and consultants (28,667 shares) for past due services. On May 16, 2008, we filed a registration statement on Form S-8 covering the 1,000,000 shares in the stock plan. The remaining 371,212 shares in the stock plan may be issued in the future as directed and approved by the Board of Directors. The value of the remaining shares when issued will be determined by the trading price of the common stock on the future date(s).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 –	Subsequent Events (Continued):

On May 16, 2008, Roy Warren, CEO and Chairman, filed a Form 4 that reflected his agreement with the previous largest shareholder of the Company to purchase 621,278 shares of common stock at roughly $.48 per share and 75,000 shares of Series A convertible preferred stock which were converted into 450,000 shares of common stock, roughly at $.48 per share. As a result, there are no issued and outstanding shares of preferred stock.

On May 19, 2008, we borrowed $33,000 from one investor receiving net proceeds of $30,000. We agreed to repay these notes on June 19, 2008 if not retired sooner upon the occurrence of certain specific events. The Company and the investor agreed to extend the maturity date until July 30, 2008 for an additional 50,000 warrants with the same terms as the initial warrant grant on this note. In addition, 100,000 class A warrants at an exercise price of $.50 for three years were issued, and we are required to issue 100,000 class B warrants ($.75 exercise price for three years) upon exercise of the class A warrants for a total of 200,000 warrants. In addition, we issued 37,500 class A warrants at an exercise price of $.50 for five years to our investment banker for this financing as well an additional issue of 37,500 class B warrants at $.75 exercise price for three years if the class A warrants are exercised.

On June 19, 2008, our stock began trading on the OTC Bulletin Board under the symbol “ATTD.”

On June 26, 2008, we received the remaining $100,000 less $8,000 for due diligence fees from the second tranche of the October 23, 2007 Securities Purchase Agreement which completes the receipt of all applicable financings. This latest financing is subject to the same terms as the other financings. We issued an additional 303,030 class A warrants at an exercise price of $.50.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.   Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers as of March 31, 2008 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age	Position with the Company	Year Appointed
Roy Warren 52	Chairman, Chief Executive Officer and President	2007
Michael Edwards 48	Director	2007
H. John Buckman 62	Director	2007
Tommy Kee 59	Chief Financial Officer	2007

The experience and background of the Company’s directors, executive officers and significant employees follow:

Mr. Roy Warren – Chairman, Chief Executive Officer and President since September, 2007

Mr. Warren serves as our Chairman of the Board, Chief Executive Officer and President. As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy. Mr. Warren also serves as a director of our wholly owned subsidiary, Attitude Drink Company, Inc. For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry. During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company. From 1999 to 2007, Mr. Warren was Chief Executive Officer of Bravo! Brands, Inc. in Florida.

Mr. Michael Edwards– Director since 2007

Mr. Edwards serves on the Board of Directors. He currently is the sole proprietor of a chain of automobile car washes in Martin County, Florida. Prior to this, he served as Chief Revenue Officer for Bravo! Brands, Inc. for over five years. Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm. Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Mr. H. John Buckman – Director since 2007

Mr. Buckman serves on the Board of Directors. He is a principal and majority shareholder of Buckman, Buckman and Reid, a licensed broker-dealer co-founded by Mr. Buckman in 1988. Mr. Buckman also joined the Board of Center for Vocational Rehabilitation (CVR) in 1994 and was a member for ten years. Presently, Mr. Buckman is President of the Board of Directors for Asian Youth Ministries in New Jersey.

Mr. Tommy Kee–Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer. Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc. He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee. Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area. Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company. He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando. Mr. Kee also serves as a part time CFO for Atlas Telecom Products, Inc. in West Palm Beach, Florida.

Compliance With Section 16(A) of the Exchange Act

During the fiscal period ended March 31, 2008, Mr. Roy Warren made a late filing of his Initial Statement of Beneficial Interest on Form 3. Subsequent to the fiscal year end, Mr. Warren filed a Form 4 four days late, and Mr. Tommy Kee made a late filing of his Initial Statement of Beneficial Interest on Form 3. All late filings occurred before our common stock began to trade.

Code of Ethics

Due to the newness and early development of the Company, no code of ethics has as of yet been adopted by us. However, we do anticipate adopting such a code of ethics during our next fiscal year.

Audit and Compensation Committees

Although we have a majority of independent directors, we do not have a separately designated audit committee, compensation committee or a person designated as an audit committee member financial expert. We do not have a separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to our stockholders at the present time. If we are successful in our efforts to secure additional capital, the resources may be available to appoint additional directors, have a separately designated audit committee, compensation committee and a person designated as an audit committee member financial expert.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

As the Company did not operate for a full year of operations, the following table sets forth the compensation earned during the last fiscal period by our executive officers:

	Principal				Stock	All Other
Name	Position	Year	Salary	Bonus	Awards	Comp. **	Total
Roy Warren (a)	CEO	2008	$128,828	$6,923	$-	$9,471	$145,222
Tommy Kee (b)	CFO	2008	60,577	5,769	33,000	6,280	105,626

** All other Compensation	CEO	CFO
Medical	$8,827	$6,025
Dental	644	255

Total	$9,471	$6,280

(a)
In 2008, Roy Warren, Chief Executive Officer ("CEO"), earned an annual base salary of $180,000. Out of the total earned amount, he was not paid $90,751. He elected to be paid $74,828 in shares of common stock that was done on April 29, 2008 (149,656 shares at $.50 per share). See note 12 on the 2007 Stock Compensation and Incentive Plan.

(b)
In 2008, Tommy Kee, Chief Financial Officer (“CFO”), earned an annual base salary of $150,000. Out of the total earned amount, he was not paid $60,115; however, he did receive 100,000 restricted shares of common stock on March 31, 2008 at a value of $33,000 ($.33 per share), and he elected to receive 49,615 shares of common stock valued at $.50 per share ($24,808) which was done on April 29, 2008. See note 12 on the 2007 Stock Compensation and Incentive Plan.

All other compensation for the CEO and CFO relates to Medical and Dental benefits.

Director Compensation Table

Directors are compensated $1,000 per month for their roles as directors. No cash payments have been made, but on April 29, 2008, the Company did issue 24,000 shares of common stock each to Mike Edwards and H. John Buckman, directors, valued at $.33. These were part of the 2007 Stock Compensation and Incentive Plan - see note 12 for more information. The Company accrued $18,000 for such fees (6 months x $1,000 per month x 3 directors), including Roy Warren, CEO.

Outstanding Equity Awards

The Company has not issued any stock options to any executive officers or employees. Other than the 100,000 restricted shares of common stock that were issued to Tommy Kee on March 31, 2008, no other shares were issued to any executive officer for the period then ended.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2008 as to:

•	each person known to beneficially own more than 5% of our issued and outstanding common stock
•	each of our directors
•	each executive officer
•	all directors and officers as a group

The following conditions apply to all of the following tables:

•	except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
•	the class listed as "common" includes the shares of common stock underlying the Company’s issued warrants

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Alpha Capital Anstalt (3) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	7,505,604	35.98%
Common	Roy Warren (4) 10415 Riverside Drive #101 Palm Beach Gardens, Fl 33410	4,517,600	21.66%
Common	Whalehaven Capital Fund Ltd (3) 14 Par-La-Ville Road 3rd Floor Hamilton, Bermuda HM08	2,752,800	13.2%
Common	Momona Capital LLC (4) 150 Central Park South 2nd Floor New York, New York 10019	1,200,000	5.75%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 20,858,978 shares of common stock based on total common stock equivalents.

(3)	This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible notes and/or warrants.

(4)	Equity listed consists of common stock , convertible notes and warrants to purchase common stock

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)	Percent of Class (2)
Common	Roy Warren 10415 Riverside Dr. Palm Beach Gardens, FL	4,517,600(3)	21.66%
Common	Tommy Kee 10415 Riverside Dr Palm Beach Gardens, FL.	100,000	Less than 1%
Common	Executive officers and directors as a group	4,617,600	22.13%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2008 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 20,858,978 shares of common stock based on total common stock equivalents.

(3)	Includes 100,000 shares of our common stock owned by household family members.

There currently are no arrangements that may result in a change of ownership or control.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roy Warren’s brother and daughter are also employed by the Company. He also has a son-in-law who provides consulting marketing services for the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the last two quarters for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $24,890. As the Company is a new development stage company, no prior years’ audits have been performed by our principal accountant. We have accrued expected audit fees for 2008 in the amount of $58,000.

Audit Related Fees

None.

Tax Fees

As the Company is a new development stage company, no tax returns have been prepared as yet. However, we have accrued tax preparation fees of approximately $13,000.

All Other Fees

We have paid $21,047 for other services, primarily for the accounting for the merger of Attitude Drink Company, Inc. into Attitude Drinks Incorporated and the reviewing of the S-1 registration statement and other SEC filings.

Audit Committee Pre-Approval Policies

Not applicable.

PART IV

ITEM 15 - EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(21)	Subsidiaries of Registrant	*
(23)(1)	Consent of Lazar Levine & Felix LLP		x

* previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)

** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-QSB (SEC Accession Number 0001144204-08-008934)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED

By: /S/ Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/ Roy G. Warren	Chief Executive Officer	July 2, 2008

/S/ Tommy E. Kee	Chief Financial Officer	July 2, 2008