Form 10-Q
period 2008-06-30
Attitude Drinks Inc.
filed 2008-08-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10415 Riverside Drive, #101, Palm Beach Gardens, Florida 33410 USA
(Address of principle executive offices)

(561) 799-5053
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 10,029,388 shares issued and outstanding as of August 19, 2008

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2008	March 31, 2008
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$34,599	$3,737
Accounts receivable	312	-
Inventories	167,200	111,845
Prepaid expenses	50,864	82,417
TOTAL CURRENT ASSETS	252,975	197,999

FIXED ASSETS, NET	34,397	29,210

OTHER ASSETS:
Deferred financing costs, net	427,636	498,986
Trademarks, net	23,831	19,212
Deposits and other	24,423	23,223

TOTAL OTHER ASSETS	475,890	541,421

TOTAL ASSETS	$763,262	$768,630

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$692,518	$477,690
Accrued liabilities	986,988	695,604
Derivative liabilities	15,366,125	2,649,424
Short-term bridge loans payable	276,543	-
Convertible notes payable – current portion	2,412,876	526,851
Loans payable to related parties	47,963	47,963
TOTAL CURRENT LIABILITIES	19,783,013	4,397,532

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	1,703,022	707,430

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding	-	75
Common stock, par value $0.001, 100,000,000 shares authorized, 9,334,388 and 8,060,600 shares issued and outstanding	9,334	8,061
Additional paid-in capital	2,141,829	859,580
Deficit accumulated during the development stage	(22,873,936)	(5,204,048)

TOTAL STOCKHOLDERS' (DEFICIT)	(20,722,773)	(4,336,332)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$763,262	$768,630

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Development Stage Period From Inception (June 18, 2007) to June 30, 2008	Three months Ended June 30, 2008	From Inception (June 18, 2007) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Net revenues	$24,647	$23,703	$-
Product and shipping costs	(19,304)	(18,870)	-
GROSS PROFIT	5,343	4,833	-

OPERATING EXPENSES:
Salaries, taxes and employee benefits	1,728,320	652,131	-
Marketing and promotion	855,106	479,375	-
Consulting fees	385,469	3,058	-
Professional and legal fees	251,133	56,884	-
Travel and entertainment	146,897	44,935	-
Product development costs	93,450	950	-
Other operating expenses	214,657	56,707	2,280
	3,675,032	1,294,040	2,280

LOSS FROM OPERATIONS	(3,669,689)	(1,289,207)	(2,280)

OTHER (EXPENSES):
Derivative expense	(15,656,410)	(12,947,060)	-
Loss on extinguishment of debt	(430,447)	(430,447)	-
Interest and other financing costs	(3,117,390)	(3,003,174)	-
	(19,204,247)	(16,380,681)	-
LOSS BEFORE PROVISION FOR INCOME TAXES

Provision for income taxes	(22,873,936)	(17,669,888)	(2,280)
	-	-	-
NET LOSS	$(22,873,936)	$(17,669,888)	$(2,280)

Basic and diluted loss per common share		$(2.03)	$-

Weighted average common shares outstanding – basic and diluted		8,725,530	5,000,000

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Development Stage Period From Inception (June 18, 2007) to June 30, 2008	Three months Ended June 30, 2008	From Inception (June 18, 2007) to June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,873,936)	$(17,669,888)	$(2,280)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,773	2,176	-
Amortization of deferred financing costs	490,211	334,561	-
Compensatory stock and warrants	867,916	351,154	-
Derivative expense	15,656,410	12,947,060	-
Fair value adjustment of convertible note	2,425,613	2,564,918	-
Loss on debt extinguishment	430,447	430,447	-
Amortization of debt discount	298,307	222,182	-
Changes in operating assets and liabilities:
Accounts receivable	(312)	(312)	-
Prepaid expenses and other assets	(75,287)	24,726	-
Inventories	(167,200)	(55,355)	-
Accounts payable and accrued liabilities	1,500,921	478,675	-
Net cash used in operating activities	(1,442,137)	(369,656)	(2,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(38,837)	(7,145)	-
Trademarks	(24,164)	(4,837)	-
Net cash used in investing activities	(63,001)	(11,982)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,630,000	100,000	-
Proceeds from short-term bridge loans payable	333,000	333,000	-
Costs associated with financing	(165,763)	(20,500)	-
Repayment of notes	(260,000)	-	-
Capital contribution – common stock	2,500	-	2,500
Net cash provided by financing activities	1,539,737	412,500	2,500

NET INCREASE IN CASH	34,599	30,862	220

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	3,737	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$34,599	$34,599	$220

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

(a)	Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is a development stage company that is engaged in the development and sale of functional beverages, primarily in the United States.

Attitude Drinks Incorporated (“Attitude”, “We” or the “Company”) was formed in Delaware on September 11, 1988 under the name of International Sportfest, Inc. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer. Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization. On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated. Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007.

The Company is a development stage enterprise as defined by Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprise.” (“FAS 7”)  All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities. All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development. The Company's fiscal year end is March 31. Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in four fast growing segments: energy drinks, functional water, liquid supplements and functional dairy.

(b)	Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the periods ended June 30, 2008 and 2007. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern (Continued):

The results of operations for the three month period ended June 30, 2008 are not necessarily indicative of the  results to be expected for the full year

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has $23,703 in revenues for the quarter ended June 30, 2008 and has incurred operating losses to date resulting in an accumulated deficit of $22,873,936, including derivative losses. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	June 30, 2008 (unaudited)	March 31, 2008 (audited)
Finished goods	$134,294	$70,226
Raw materials	32,906	41,619
Total inventories	$167,200	$111,845

(d)	Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt. Amortization of deferred financing costs for the quarter ended June 30, 2008 was $135,661.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale. Amortization of trademarks for the quarter ended June 30, 2008 was $218.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(f)	Financial Instruments:

Financial instruments, as defined in Financial Accounting Standard No. 107 “Disclosures about Fair Value of Financial Instruments” (“FAS 107”), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments and convertible debt.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

Derivative financial instruments, as defined in Financial Accounting Standard No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” (“FAS 133”), consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007 (see Note 4b) financing arrangement provides a more meaningful presentation of that financial instrument.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(g)	Loss Per Common Share:

The basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the period ended June 30, 2008, potential common shares arising from the Company’s stock warrants and convertible debt amounting to 14,840,906 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(h)	Recent Accounting Pronouncements Applicable to the Company:

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years (see Note 8). In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. FAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company adopted FAS No. 159 in the first quarter of fiscal 2009 and has elected not to apply the fair value option to any of its financial instruments.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(h)	Recent Accounting Pronouncements Applicable to the Company (Continued):

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. FAS No. 160 is effective for annual periods beginning after December 15, 2008. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management currently believes that the adoption of this statement will not have a material impact on the Company’s financial statements.

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

Note 2. Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2008 (unaudited)	March 31, 2008 (audited)
Accrued payroll and related taxes	$445,431	$356,177
Accrued professional fees	114,850	292,169
Accrued marketing expenses	250,282	-
Accrued interest	87,425	32,466
Other payables	89,000	14,792
Total	$986,988	$695,604

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 3. Short-term Bridge Loans:

(a) April 2, 2008 financing:

On April 2, 2008, the Company entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase (i) 200,000 shares of our common stock and (ii) additional warrants to purchase 200,000 shares of our common stock, representing an aggregate 400,000 shares.

We determined that the warrants issued in this financing arrangement met the conditions for equity classification. Therefore, the warrants were not required to be carried as a derivative liability. The Company accounts for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (“APB 14”). The proceeds of the debt are allocated between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants. The fair value of the warrants using the Black-Scholes pricing model was $553,280, and we allocated a value of $98,864 to the warrants in accordance with APB 14.

On June 23, 2008, we extended the term on the note from June 30, 2008 to July 30, 2008, and we issued the investor warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock as consideration for the extension. We recorded a loss on extinguishment of $291,167 in accordance with EITF 96-19.

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates are illustrated in the following table:

	Investor warrants	Extension warrants
Estimated fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	$0.50 - $0.75	$ 0.50 - $0.75
Volatility (based upon Peer Group)	101.02%	100.74%
Equivalent term (years)	3.00	3.00
Risk-free rate	2.05%	3.27%
Dividends	-	-

(b) April 9, 2008 and April 14, 2008 financing:

On April 9, 2008, the Company entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrants to purchase (i) 200,000 shares of our common stock and (ii) additional warrants to purchase 200,000 shares of our common stock, representing an aggregate 400,000 shares. On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of $60,000 face value short term bridge loan notes payable, due July 15, 2008, plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 3. Short-term Bridge Loans (Continued):

(b) April 9, 2008 and April 14, 2008 financing (Continued):

We determined that the warrants issued in these financing arrangements met the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with APB 14. The fair value of the warrants using the Black-Scholes pricing model was $552,880 and $276,460 for the April 9, 2008 and April 14, 2008 financings, respectively. We allocated a value of $98,851 and $49,426 to the warrants issued in the April 9, 2008 and April 14, 2008 financings, respectively.

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates are illustrated in the following table:

	April 9, 2008 financing Investor warrants	April 14, 2008 financing Investor warrants
Estimated fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	$0.50 - $0.75	$ 0.50 - $0.75
Volatility (based upon Peer Group)	101.03%	101.01%
Equivalent term (years)	3.00	3.00
Risk-free rate	1.95%	1.97%
Dividends	-	-

(c) May 19, 2008 financing:

On May 19, 2008, the Company entered into a financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares.

We determined that the warrants issued in these financing arrangements met the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with APB 14. The fair value of the warrants using the Black-Scholes pricing model was $280,560, and we allocated a value of $29,569 to the warrants in accordance with APB 14.

On June 23, 2008, we extended the term on the note to July 30, 2008, and we issued the investor additional warrants to purchase (i) 50,000 shares of our common stock and (ii) additional warrants to purchase 50,000 shares of our common stock as consideration for the extension. We recorded a loss on extinguishment of $139,280 in accordance with EITF 96-19.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 3. Short-term Bridge Loans (Continued):

(c) May 19, 2008 financing (Continued:

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates are illustrated in the following table:

	Investor warrants	Extension warrants
Estimated fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	0.50 - $0.75	$0.50 - $0.75
Volatility (based upon Peer Group)	102.88%	100.74%
Equivalent term (years)	3.00	3.00
Risk-free rate	2.67%	3.27%
Dividends	-	-

(d) Finance costs:

Finance costs for the above short-term bridge loans payable consisted of $12,500 paid in cash plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares. The finance costs were allocated based on the relative fair values of the components of the financing. Costs allocated to deferred financing costs are amortized over the term of the financial instruments. As of June 30, 2008, the deferred financing costs, aggregating $50,684, were fully amortized.

Note 4. Convertible Notes Payable:

Convertible debt carrying values consist of the following:

	June 30, 2008 (unaudited)	March 31, 2008 (audited)
Short-term convertible notes payable, due May 7, 2008 (a)	$260,000	$246,125
$600,000 convertible note financing, due October 23, 2009 (b)	1,927,949	538,994
$500,000 convertible note financing, due October 23, 2009 (b)	1,606,624	449,162
$100,000 convertible note financing, due October 23, 2009 (b)	321,325	-
Total convertible notes payable:	4,115,898	1,234,281
Less current maturities	2,412,876	526,851
Long-term convertible notes payable	$1,703,022	$707,430

(a)	Short term convertible notes payable:

On January 8, 2008, the Company executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. The Company received a net amount of $430,000 with the $90,000 discount being treated as interest. The loans become payable on May 7, 2008, or the Company has the option of compelling the holder to convert all, or a portion of, the outstanding principal and accrued interest into Company common stock based on defined criteria. On February 13, 2008, the Company repaid $260,000 of these loans. During June, 2008, the Company entered into a Modification and Waiver Agreement with these investors to extend the maturity date to July 15, 2008 and issued 195,000 shares of common stock as consideration. These shares were valued at $198,900 and recorded as additional financing costs.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 4. Notes Payable (Continued):

(b)	$1,200,000 convertible notes payable:

On October 23, 2007, we entered into a Subscription agreement with a group of accredited investors. Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants. On October 23, 2007, (the “initial closing date”), we issued $600,000 of the convertible notes and 2,818,182 Class A and B warrants. We issued $500,000 of the convertible notes on February 15, 2008 (the “Second closing date”) with 1,515,151 Class A and B warrants and $100,000 of the convertible notes on June 26, 2008 (the “Third closing date”) with 303,030 Class A and B warrants. The original subscription agreement required that we have an effective registration statement in order for the second closing date to occur. On February 15, 2008, we obtained a Waiver of Certain Conditions that allowed us to waive the requirement for the Registration Statement to become effective prior to the occurrence of the Second closing.

The indexed shares related to the $1,200,000 financing are as follows:

	Shares indexed to note	Class A warrants	Class B warrants
$600,000 Face Value Convertible Note Financing	1,818,182	2,818,182	2,818,182
$500,000 Face Value Convertible Note Financing	1,515,152	1,515,151	1,515,151
$100,000 Face Value Convertible Note Financing	303,030	303,030	303,030
Total	3,636,364	4,636,363	4,636,363

The convertible promissory notes are due October 23, 2009 and are convertible into common shares based on a fixed conversion price of $0.33, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. We have the option to make periodic debt service payments that commence in the 13th month of the term, at 110% of face value or using our common stock, but at a price per share equal to 80% of the trading market price. The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The note is mandatorily convertible into common stock at the fixed conversion price if our common stock achieves and maintains a trading market price of 200% of that amount. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds

$600,000 Face Value Convertible Note Financing	$600,000	$68,763	$531,237
$500,000 Face Value Convertible Note Financing	500,000	40,000	460,000
$100,000 Face Value Convertible Note Financing	100,000	8,000	92,000
Total	$1,200,000	$116,763	$1,083,237

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 4. Notes Payable (Continued):

(b)	$1,200,000 convertible notes payable (Continued):

Our incremental direct financing costs, which included 1,560,600 shares of common stock that we valued at $514,998 based upon recent private trading of our shares, have been recorded as deferred financing costs. Amortization of deferred financing costs, which is included in interest expense, amounted to $79,350 for the quarter ended June 30, 2008.

In our evaluation of these financing transactions, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we are required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value, unless, as discussed in Note 1, we elect to value the entire hybrid debt instrument at fair value. We also concluded that the certain put and call features required bifurcation because, while puts and calls on debt instruments are generally considered clearly and closely related to the host, the features are indexed to certain events that are not associated debt instruments. We elected to value the entire hybrid instrument including these features at fair value under FAS 155. The fair value of the initial closing of the hybrid note payable amounted to $705,469 and $1,927,949 (excluding $41,260 that we carry as accrued interest) as of the financing inception date and June 30, 2008, respectively. The fair value of the second closing of the hybrid note payable amounted to $454,457 and $1,606,624 (excluding $18,630 that we carry as accrued interest) as of the financing inception date and June 30, 2008, respectively and the fair value of the third closing of the hybrid note payable amounted to $330,358 and $321,325 (excluding $110 that we carry as accrued interest) as of the financing inception date and June 30, 2008, respectively.

We estimated the fair value of the hybrid contract on the inception dates, and subsequently, as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. We determined that the warrants issued in this financing arrangement did not meet the conditions for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value. We estimated the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants. See also Note 5 – Derivative Liabilities.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and June 30, 2008 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$600,000 Convertible Promissory Note Financing (initial closing):

Estimated fair value of the underlying common share	$0.25 - 1.02	$0.25 - 1.02
Conversion or strike price	$0.33	$0.50 - 0.75
Volatility (based upon Peer Group)	-	103%-112%
Term (years)	2.00 - 1.33	5.00 - 4.31
Risk-free rate	1.55% - 4.01%	2.46% - 4.06%
Credit-risk adjusted yield	7.30% - 10.78%	-
Dividends	-	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 4. Notes Payable (Continued):

(b)	$1,200,000 convertible notes payable (Continued):

	Hybrid Note	Warrant Derivatives
$500,000 Convertible Promissory Note Financing (second closing):

Estimated fair value of the underlying common share	$0.25 - 1.02	$0.25 - 1.02
Conversion or strike price	$0.33	$0.50-0.75
Volatility (based upon Peer Group)	-	107% - 111%
Term (years)	1.58 - 1.21	5.00 - 4.64
Risk-free rate	1.55% - 2.63%	2.46% - 3.34%
Credit-risk adjusted yield	7.30% - 10.78%	-
Dividends	-	-

	Hybrid Note	Warrant Derivatives
$100,000 Convertible Promissory Note Financing (third closing):

Estimated fair value of the underlying common share	$0.33 - 1.02	$ 0.33 - 1.02
Conversion or strike price	$0.33	$0.50 - 0.75
Volatility (based upon Peer Group)	-	109%
Equivalent term (years)	1.33 - 1.33	5.00 - 4.99
Risk-free rate	2.36% - 2.63%	3.34%
Credit-risk adjusted yield	8.51%-10.78%	-
Dividends	-	-

Note 5. Derivative Liabilities:

The following table summarizes the components of derivative liabilities resulting from our October 23, 2007  financing arrangements:

	June 30, 2008 (unaudited)	March 31, 2008 (audited)
$600,000 Face Value Convertible Promissory Note Financing (Note 4b)	$(9,287,037)	$(1,710,636)
$500,000 Face Value Convertible Promissory Note Financing (Note 4b)	(5,056,665)	(938,788)
$100,000 Face Value Convertible Promissory Note Financing (Note 4b)	(1,022,423)	-
Total derivative liabilities	$(15,366,125)	$(2,649,424)

Upon issuance, the fair value of the warrants issued with the financings amounted to $2,428,709, $944,848 and $1,055,211, respectively. The increase in the value of the warrants was due primarily from the increase in the stock price from $0.33 as of October 23, 2007 to $1.02 as of June 30, 2008.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 5. Derivative Liabilities (Continued):

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates), necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value by type of financing for the periods indicated.

	Quarter ended June 30, 2008 (unaudited)	Inception through March 31, 2008	Period From Inception (June 18, 2007) to June 30, 2008
Our financing arrangements giving rise to derivative financial instruments and the income effects:
October 23, 2007 Financing:
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing	$-	$(2,534,178)	$(2,534,178)
$500,000 Face Value Convertible Note Financing	-	(899,305)	(899,305)
$100,000 Face Value Convertible Note Financing	(1,285,570)	-	(1,285,570)
	(1,285,570)	(3,433,483)	(4,719,053)

$600,000 Face Value Convertible Note Financing	(7,576,400)	718,072	(6,858,328)
$500,000 Face Value Convertible Note Financing	(4,117,877)	6,061	(4,111,816)
$100,000 Face Value Convertible Note Financing	32,787	-	32,787

Total income (expense) arising from fair value adjustments	$(12,947,060)	$(2,709,350)	$(15,656,410)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 5. Derivative Liabilities (Continued):

Our derivative liabilities as of June 30, 2008, and our derivative losses during the quarterly period ended June 30, 2008 and from inception through June 30, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,534,178 for the $600,000 face value convertible promissory note, $899,305 for the $500,000 face value convertible promissory note, and $1,285,570 for the $100,000 face value convertible promissory note. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss. However, we currently have commitments from certain investors that may give rise to additional losses.

•
In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

During December 2006, the FASB released FASB Staff Position FSP EITF 00-19-2,“Accounting for Registration Payment Arrangements”, which amended FAS No. 133“Accounting for Derivative Financial Instruments and Hedging Activities”. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to FAS No. 5 “Accounting for Contingencies”, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of June 30, 2008, our management concluded that registration payments are not probable.

Note 6. Loans Payable – Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $47,963 in advances payable to the officers of MHHI. These advances are non-interest bearing and payable upon demand.

In addition, the Company issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 4).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 7. Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value. Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue. The conversion basis is not adjusted for any stock split or combination of the common stock. The Company must at all times have sufficient common shares reserved to effect the conversion of all of the outstanding A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock. The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders. During the quarter ended June 30, 2008, all 75,000 shares of Series A were converted into 450,000 shares of common stock. As such, there currently are no issued and outstanding shares of Series A.

(b) Common Stock Warrants:

As of June 30, 2008, the Company had the following outstanding warrants:

	Grant Date	Expiration Date	Warrants/ Options Granted	Exercise Price
Issued Class A Warrants:
October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	0.50
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.50
February, 2008 Convertible Notes Financing	2/15/2008	2/14/2013	1,515,151	0.50
April, 2008 Bridge Loans Financing	4/2-15/2008	4/1-13/2011	500,000	0.50
April, 2008 Finders Fees	4/14/2008	4/13/2013	62,500	0.50
May, 2008 Investment Banker Fees	5/19/2008	5/18/2013	37,500	0.50
May, 2008 Bridge Loan	5/19/2008	5/18/2011	100,000	0.50
June, 2008 Debt Extensions	6/23/2008	6/22/2011	150,000	0.50
June, 2008 Debt	6/26/2008	6/25/2013	303,030	0.50
Total issued Class A Warrants			5,611,362

Other Issued Warrants:
Supply Agreement	4/16/2008	4/15/2013	100,000	0.75

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 7. Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (Continued):

	Warrants/ Options Granted	Exercise Price
Unissued Class B Warrants (i):
October, 2007 Convertible Notes Financing	2,818,181	0.75
January, 2008 Investment Banker Financing	125,000	0.75
February, 2008 Convertible Notes Financing	1,515,151	0.75
April, 2008 Bridge Loans Financing	500,000	0.75
April, 2008 Finders Fees	62,500	0.75
May, 2008 Investment Banker Fees	37,500	0.75
May, 2008 Bridge Loan	100,000	0.75
June, 2008 Debt Extensions	150,000	0.75
June, 2008 Debt	303,030	0.75
Total unissued Class B warrants	5,611,362

TOTAL WARRANTS	11,322,724

(i) When Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $.75.

No warrants were exercised for the period ended June 30, 2008.

Derivative income (expense) associated with the change in fair value of the issued warrants for the convertible notes financings for the period ended June 30, 2008 was a loss of $11,661,490.

(c) Common Stock Issued During the Three Months Ended June 30, 2008:

At June 30, 2008, we had issued and outstanding 9,334,388 shares of common stock of which 4,620,934 shares are owned by one of our officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 29, 2008, we issued 628,788 shares of our common stock at a price of $.50 or $314,394 to certain employees (552,121 shares), board directors (48,000 shares) and consultants (28,667 shares) for past due services. On May 16, 2008, we filed a registration statement on Form S-8 covering the 1,000,000 shares in the stock plan. The remaining 371,212 shares in the stock plan may be issued in the future as directed and approved by the Board of Directors. The value of the remaining shares when issued will be determined by the trading price of the common stock on the future date(s).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 7. Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2008 (Continued):

On May 16, 2008, Roy Warren, CEO and Chairman, filed a Form 4 that reflected his agreement with the previous largest shareholder of the Company to purchase 621,278 shares of common stock at roughly $.48 per share and convert 75,000 shares of Series A convertible preferred stock which were converted into 450,000 shares of common stock roughly at $.48 per share. On June 30, 2008 all 75,000 shares of the issued Preferred Stock were converted into 450,000 shares of common stock (see Note 7(a) above).

On June 19, 2008, our stock began trading on the OTC Bulletin Board under the symbol “ATTD.”

On June 30, 2008, we issued 195,000 shares of restricted common stock to the debt holders of the January, 2008 debts to extend the previous due date of May 8, 2008 to July 15, 2008. These shares were valued at $1.02 for $198,900 which was the trading price of the stock on that date. The common stock shares contain a restrictive legend and can only be sold under Rule 144 holding requirements.

(d) Warrants Issued During the Three Months Ended June 30, 2008:

Beginning April 2, 2008 and through April 14, 2008, we issued 500,000 class A warrants for three years at an exercise price of $.50 which will require an additional 500,000 class B warrants ($.75 exercise price for three years) to be issued upon exercise of the class A warrants for a total of 1,000,000 warrants. These warrants related to the April, 2008 $300,000 (gross amount) borrowings. On April 14, 2008, we issued 62,500 class A warrants for five years at an exercise price of $.50 which will require an additional 62,500 class B warrants ($.75 exercise price for five years) to be issued upon exercise of the Class A warrants. These warrants related to finders’ fees for the April, 2008 financings.

On April 16, 2008, we issued 100,000 warrants at an exercise price of $.75 for five years for a Strategic Relationship and Supply Agreement with one of our ingredients suppliers. We recorded a value of $36,760 as a non-cash expense using the Black-Sholes Valuation Model.

On May 19, 2008, we borrowed $33,000 from one investor receiving net proceeds of $30,000. We agreed to repay these notes on June 19, 2008 if not retired sooner upon the occurrence of certain specific events. The Company and the investor agreed to extend the maturity date until July 30, 2008 for an additional 50,000 class A and Class B warrants (total of 100,000 warrants) with the same terms as the initial warrant grant on this note. In addition, we issued 100,000 class A warrants at an exercise price of $.50 for three years which will require an additional 100,000 class B warrants ($.75 exercise price for three years) to be issued upon exercise of the class A warrants. In addition, we issued 37,500 class A warrants for five years for finders’ fees at an exercise price of $.50 plus an additional 37,500 class B warrants ($.75 exercise price for five years) when the Class A warrants are exercised.

During June 23, 2008, we issued 100,000 class A warrants at an exercise price of $.50 which will require an additional 100,000 class B warrants ($.75 exercise price) to be issued upon exercise of the class A warrants for the extension of due dates for certain May, 2008 financings.

On June 26, 2008, we issued an additional 303,030 class A warrants for five years at an exercise price of $.50 for the receipt of the remaining $100,000 from the second tranche of the October 23, 2007 Securities Purchase Agreement. An additional 303,030 class B warrants at an exercise price of $.75 for five years will be issued upon the exercise of the class A warrants.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 8. Fair Value Measurements:

Effective April 1, 2008, we adopted FAS 157, “Fair Value Measurements” (FAS 157). FAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument ( See Note 5)	$15,366,125	$-	$-	$15,366,125

Total Liabilities	$15,366,125	$-	$-	$15,366,125

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$2,649,424
Total gains or (losses) (realized/unrealized):
Included in earnings	12,716,701
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$15,366,125

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 9. Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008. The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term. As of June 30, 2008, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2009	$66,732
2010	91,942
2011	95,620
2012	99,444
2013	103,422
Thereafter	17,348
$474,508

Rental expense, which also includes maintenance and parking fees, for the period ended June 30, 2008 was $19,392 which most of this amount applied to the old office lease that ended July 1, 2008.

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

Note 10. Subsequent Events:

On July 14, 2008, the Company issued an additional 150,000 Class A warrants at an exercise price of $.50 for the extension of due dates to August 15, 2008 for certain April, 2008 short term bridge loans. The Company is in negotiations to further extend this due date.

On August 8, 2008, the Company issued 40,000 restricted shares of common stock for finder’s fees for completion of the October, 2007 Subscription Agreement financing.

During August 8, 2008, the Company issued 500,000 restricted shares of common stock as partial payment for its NHRA Racing Sponsorship Agreement.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2008

Note 10. Subsequent Events (Continued):

On August 8, 2008, the Company signed an Asset Purchase Agreement, Registration Rights Agreement, $507,500 Secured Promissory Note and Security Agreement to purchase certain trademarks from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.

On August 8, 2008, the Company issued 155,000 shares of common stock from the 2007 Compensation and Incentive Plan to pay for certain past due services.

On August 8, 2008, the Company completed a 30 days short term bridge loan financing for $55,000 with one of its Board Directors (H. John Buckman) which we received net proceeds of $50,000. An additional 100,000 Class A warrants at an exercise price of $.50 for three years were issued for this loan as well.

The Company is negotiating the extensions of due dates for other financings, primarily the January, 2008, April, 2008 and the May, 2008 financings.

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

OVERVIEW

Since 2001, we had been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred in September 2007. Our efforts and resources have been focused primarily to develop beverage brands in the non-alcoholic functional beverage category, raise capital and recruit personnel. We are a development stage company with negligible product sales to date. Our major sources of working capital have been from the October 23, 2007 financing and other short-term bridge loans. Our efforts to date have been focused primarily in developing our first energy drink which is called VisViva™ in which sales began in late March 2008. Along with this energy drink, we will launch fortified and experiential beverage brands utilizing platforms of milk, tea, juice and water. We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL™. This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.

We intend to focus on the fifteen largest markets for beverages in the United State and will pre-sell in four sales channels: grocery, convenience, drug and sports and gym specialty. We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen prime markets. Certain national accounts like chained convenience stores, grocery and drug stores will require warehouse distribution. To accommodate this business, we will employ national beverage brokers and work with the “tobacco and candy” and food service warehouse distributors for this business.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes. Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces. The energy drink is expected to command gross margins of approximately 50%. The functional milk drinks (once produced) are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality. We expect that the average gross margin for our shots will be 55%-60% depending upon the consumer response and sales channel mix; clearly singles will command higher margin than multi-packs.

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

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (Continued):

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statements on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with very little active public trading of the Company’s common stock for the period ended June 30, 2008

-	Estimating the costs of issued shares of common stock for certain services when there is very little active public trading of the Company’s common stock for the period ended June 30, 2008

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

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the periods ended June 30, 2008. As such, there is no meaningful comparison with prior periods.

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands. Total operating expenses incurred for the three months ended June 30, 2008 were $1,294,040. As a result of the foregoing plus the recognition of derivative expense of $12,947,060, a loss on the extinguishment of debt for $430,447 and $3,003,174 net interest expense, we reported a net loss for the three months period ended June 30, 2008 of $17,669,888, basic and diluted loss per common share of $2.03 based on a weighted average number of common shares outstanding for 8,725,530.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with less than twelve months of operations, we do not have any comparable financial information with prior periods. The net cash used in operating activities is due to a number of factors. We reported a net loss of $17,669,888 that included an offset of non-cash items including a derivative expense of $12,947,060, an amount of $2,564,918 for the fair value adjustments of our convertible notes and $430,447 for the recognition of a loss on debt extinguishment. Other non-cash offsets included the recording of $351,154 in costs for the issuance of common stock and warrants. Net cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ended June 30, 2008, and we had to rely on new convertible debt financings to cover operating expenses.

Cash used in the period ended June 30, 2008 for investing activities was $11,982 for equipment purchases and trademark costs.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Net cash provided by our financing activities for the period ended June 30, 2008 was $412,500. This is primarily attributed to proceeds received from the short-term bridge loans for $333,000 and the receipt of $100,000 for the last tranche of the October, 2007 subscription.

External Sources of Liquidity:

Beginning April 2, 2008 and through April 14, 2008, we borrowed $300,000 from four investors, initially repayable starting June 30, 2008 through July 15, 2008. The investors subsequently agreed to extend the due dates until July 30, 2008. We received net proceeds of $237,500 after deducting an original issue discount of $50,000 and due diligence fees of $12,500. In addition, 500,000 class A warrants at an exercise price of $.50 were issued, and we are required to issue 500,000 class B warrants ($.75 exercise price) upon exercise of the class A warrants for a total of 1,000,000 warrants. These borrowings were guaranteed by the Company’s CEO. We also issued to our investment banker 62,500 class A warrants ($.50 exercise price), and we are required to issue 62,500 class B warrants ($.75 exercise price) upon exercise of the class A warrants for a total of 125,000 warrants as a finders’ fee.

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

Recent Accounting Pronouncements:

See Note 1 "Recent Accounting Pronouncements Applicable to the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. See also Note 10 regarding subsequent events.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS:

We currently have no product revenues and will need to raise additional capital to operate our business.

To date, we have generated no significant product revenues. However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees. These funds may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete our product research and development activities. In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations. Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have generated negligible revenues to date from product sales. Our accumulated deficit as of June 30, 2008 is $22,873,936. This was primarily as a result of the recognition of derivative expense from inception through June 30, 2008 for $15,656,410.

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

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity and/or debt offerings we may have and cash on hand. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned development of certain products.

ITEM 3.- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company signed a Modification and Waiver Agreement on June 30, 2008 for the issuance of 195,000 restricted shares for the extension of the January, 2008 short term bridge loans from May 8, 2008 until July 15, 2008.

Item 3. Defaults on Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 8 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

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
* previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)
** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-QSB (SEC Accession Number 0001144204-08-008934

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: August 19, 2008

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren	President	8/19/08
Roy G. Warren

/S/Tommy E. Kee	Chief Financial Officer and	8/19/08
Tommy E. Kee	Treasurer