Form 10-Q
period 2008-09-30
Attitude Drinks Inc.
filed 2008-11-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 11,275,488 shares issued and outstanding as of November 14, 2008

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Balance Sheets – September 30, 2008 (unaudited) and March 31, 2008	3

	Statements of Operations – Three Months Ended September 30, 2008 and 2007, Six Months Ended September 30, 2008 and the Periods from Inception (June 18, 2007) to September 30, 2007 and 2008 (unaudited)	4

	Statements of Cash Flows – Six Months Ended September 30, 2008 and the Periods from Inception (June 18, 2007) to September 30, 2007 and 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 2.	Unregistered Sales of Equity and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information/Subsequent Events	38
.
Item 6.	Exhibits	38

SIGNATURES		39

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	March 31, 2008
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$168,927	$3,737
Accounts receivable	3,653	-
Inventories	151,589	111,845
Prepaid expenses	110,478	82,417
TOTAL CURRENT ASSETS	434,647	197,999

FIXED ASSETS, NET	53,944	29,210

OTHER ASSETS:
Deferred financing costs, net	365,196	498,986
Trademarks, net	517,881	19,212
Deposits and other	24,093	23,223

TOTAL OTHER ASSETS	907,170	541,421

TOTAL ASSETS	$1,395,761	$768,630

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,001,896	$477,690
Accrued liabilities	1,448,629	695,604
Derivative liabilities	695,403	2,649,424
Short-term bridge loans payable	381,204	-
Convertible notes payable – current portion	1,653,684	526,851
Loans payable to related parties	47,963	47,963
TOTAL CURRENT LIABILITIES	5,228,779	4,397,532

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	93,212	707,430

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding	-	75
Common stock, par value $0.001, 100,000,000 shares authorized, 10,875,488 and 8,060,600 shares issued and outstanding	10,875	8,061
Additional paid-in capital	2,199,258	859,580
Deficit accumulated during the development stage	(6,136,363)	(5,204,048)

TOTAL STOCKHOLDERS' (DEFICIT)	(3,926,230)	(4,336,332)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,395,761	$768,630

See accompanying notes.

Page 3.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Six Months Ended September 30, 2008	From Inception (June 18, 2007) to September 30, 2007	Development Stage Period From Inception (June 18, 2007) To September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Net revenues	$10,826	$-	$34,529	$-	$35,473
Product and shipping costs	(10,656)	-	(29,526)	-	(29,960)
GROSS PROFIT	170	-	5,003	-	5,513

OPERATING EXPENSES:
Salaries, taxes and employee benefits	339,030	-	991,161	-	2,067,350
Marketing and promotion	477,247	-	956,622	-	1,332,353
Consulting fees	82,915	80,692	85,973	80,692	468,384
Professional and legal fees	80,189	43,502	137,073	43,502	331,322
Travel and entertainment	29,761	-	74,696	-	176,658
Product development costs	-	-	950	-	93,450
Other operating expenses	88,182	7,577	144,889	7,603	302,839
	1,097,324	131,771	2,391,364	131,797	4,772,356

LOSS FROM OPERATIONS	(1,097,154)	(131,771)	(2,386,361)	(131,797)	(4,766,843)
OTHER INCOME (EXPENSES):
Derivative income	15,446,395	-	2,499,335	-	(210,015)
Loss on extinguishment of debt	(161,573)	-	(592,020)	-	(592,020)
Interest and other financing costs	2,549,905	-	(453,269)	-	(567,485)
	17,834,727	-	1,454,046	-	(1,369,520)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	16,737,573	(131,771)	(932,315)	(131,797)	(6,136,363)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$16,737,573	$(131,771)	$(932,315)	$(131,797)	$(6,136,363)

Basic income/(loss) per common share	$1.69	$(.09)	$(.10)	$(.23)

Diluted income/(loss) per common share	$1.18	$(.09)	$(.10)	$(.23)

Weighted average common shares outstanding – basic	9,925,600	1,521,739	9,328,844	556,364

Weighted average common shares outstanding diluted	14,250,680	1,521,739	9,328,844	556,364

See accompanying notes.

Page 4.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six months Ended September 30, 2008	From Inception (June 18, 2007) to September 30, 2007	Development Stage Period From Inception (June 18, 2007) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(932,315)	$(131,797)	$(6,136,363)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,580	-	22,177
Amortization of deferred financing costs	223,171	-	378,821
Compensatory stock and warrants	824,553	-	1,341,315
Derivative expense/(Income)	(2,499,335)	-	210,015
Fair value adjustment of convertible note	(168,094)	-	(307,399)
Loss on debt extinguishment	592,020	-	592,020
Amortization of debt discount	273,736	-	349,861
Changes in operating assets and liabilities:
Accounts receivable	(3,653)	-	(3,653)
Prepaid expenses and other assets	22,625	(8,459)	(77,388)
Inventories	(39,744)	-	(151,589)
Accounts payable and accrued liabilities	1,221,401	97,357	2,243,647
Net cash used in operating activities	(466,055)	(42,899)	(1,538,536)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of equipment	(29,500)	-	(61,192)
Trademarks	(5,983)	(7,389)	(532,810)
Net cash used in investing activities	(35,483)	(7,389)	(594,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	-	2,137,499
Proceeds from short-term bridge loans payable	707,666	-	707,666
Proceeds from shareholder loans and advances	-	49,435	-
Costs associated with financing	(140,938)	-	(286,200)
Repayment of notes	-	-	(260,000)
Capital contribution – common stock	-	2,500	2,500
Net cash provided by financing activities	666,728	51,935	2,301,465

NET INCREASE IN CASH	165,190	1,647	168,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,737	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,927	$1,647	$168,927

See accompanying notes.

Page 5.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the periods ended September 30, 2008 and 2007. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Page 6.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern (Continued):

The results of operations for the six month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has $34,529 in revenues for the six months ended September 30, 2008 a working capital deficit of $4,794,132 as of September 30, 2008 and has incurred losses to date resulting in an accumulated deficit of $6,136,363, including derivative losses/income. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	September 30, 2008 (unaudited)	March 31, 2008 (audited)
Finished goods	$118,683	$70,226
Raw materials	32,906	41,619
Total inventories	$151,589	$111,845

(d)	Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt. Amortization of deferred financing costs for the six months ended September 30, 2008 was $223,171.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale. Amortization of trademarks for the six months ended September 30, 2008 was $14,814. On August 8, 2008, we acquired a portfolio of intellectual properties with the issuance of a $507,500 convertible note (see Note 4c).

Page 7.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

The basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2008, potential common shares arising from the Company’s stock warrants, stock options and convertible debt amounting to 17,730,765 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Page 8.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

Note 2. Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2008 (unaudited)	March 31, 2008 (audited)
Accrued payroll and related taxes	$857,151	$356,177
Accrued professional fees	78,600	292,169
Accrued marketing expenses	313,160	-
Accrued interest	97,616	32,466
Other payables	102,102	14,792
Total	$1,448,629	$695,604

Page 10.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

During the quarter ended September 30, 2008, we issued 240,000 shares of restricted stock valued at $1,320 to extend the terms of the note until December 15, 2008 and recorded a gain on extinguishment of $1,320.

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates are illustrated in the following table:

	Investor warrants	Extension warrants
Estimated fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	$0.50 - $0.75	$0.50 - $0.75
Volatility (based upon Peer Group)	101.02%	100.74%
Equivalent term (years)	3.00	3.00
Risk-free rate	2.05%	3.27%
Dividends	-	-

Information and significant assumptions as of September 30, 2008 for warrants which are required to be recorded at fair value each reporting period:

Extension warrants
Estimated fair value of the underlying common share	$0.20
Conversion or strike price	$0.50-$0.75
Volatility (based upon Peer Group)	81.66%
Equivalent term (years)	2.73
Risk-free rate	2.48%
Dividends	-

Page 11.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates are illustrated in the following table:

	April 9, 2008 financing Investor warrants	April 14, 2008 financing Investor warrants
Estimated fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	$0.50 - $0.75	$0.50 - $0.75
Volatility (based upon Peer Group)	101.03%	101.01%
Equivalent term (years)	3.00	3.00
Risk-free rate	1.95%	1.97%
Dividends	-	-

	April 9, 2008 financing Extension warrants	April 14, 2008 financing Extension warrants
Estimated fair value of the underlying common share	$0.80	$0.80
Conversion or strike price	$0.50-$0.75	$0.50-$0.75
Volatility (based upon Peer Group)	79.31%	79.31%
Equivalent term (years)	3.00	3.00
Risk-free rate	2.79%	2.79%
Dividends	-	-

Page 12.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 3. Short-term Bridge Loans (Continued):

(b) April 9, 2008 and April 14, 2008 financing (Continued):

During the quarter ended September 30, 2008, we issued warrants indexed to 200,000 shares of common stock valued at $119,197 to extend the terms of the April 9, 2008 note until August 10, 2008, and we further extended the note until December 15, 2008 issuing 240,000 shares of restricted stock valued at $1,320 as consideration. The extensions resulted in a loss on extinguishment of $109,897 and a gain on extinguishment of $1,259, respectively.

Also during the quarter we issued warrants indexed to 50,000 shares of common stock valued at $55,350 to extend the terms of the April 14, 2008 financing until August 15, 2008, and we further extended the term until December 15, 2008 issuing 120,000 shares of restricted stock valued at $660 as consideration. The extensions resulted in a loss on extinguishment of $54,949 and a gain on extinguishment of $641, respectively.

During the quarter ended September 30, 2008, it was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense.

Information and significant assumptions as of September 30, 2008 for warrants which are required to be recorded at fair value each reporting period:

	April 9, 2008 financing Extension warrants	April 14, 2008 financing Extension warrants
Estimate fair value of the underlying common share	$0.20	$0.20
Conversion or strike price	$0.50-$0.75	$0.50-$0.75
Volatility (based upon Peer Group)	81.08%	81.08%
Equivalent term (years)	2.79	2.79
Risk-free rate	2.48%	2.48%
Dividends	-	-

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

Page 13.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 3. Short-term Bridge Loans (Continued):

(c) May 19, 2008 financing (Continued):

On June 23, 2008, we extended the term on the note to July 30, 2008, and we issued the investor additional warrants to purchase (i) 50,000 shares of our common stock and (ii) additional warrants to purchase 50,000 shares of our common stock as consideration for the extension. We recorded a loss on extinguishment of $139,280 in accordance with EITF 96-19.

During the quarter ended September 30, 2008, we issued 120,000 shares of restricted stock valued at $363 to further extend the terms of this note until December 15 , 2008 and recorded a gain on extinguishment of $326.

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates of the instruments are illustrated in the following table:

	Investor warrants	Extension warrants
Estimate fair value of the underlying common share	$1.00	$1.00
Conversion or strike price	$0.50-$0.75	$0.50-$0.75
Volatility (based upon Peer Group)	102.88%	100.74%
Equivalent term (years)	3.00	3.00
Risk-free rate	2.67%	3.27%
Dividends	-	-

Information and significant assumptions as of September 30, 2008 for warrants which are required to be recorded at fair value each reporting period:

Extension warrants
Estimate fair value of the underlying common share	$0.20
Conversion or strike price	$0.50-$0.75
Volatility (based upon Peer Group)	81.66%
Equivalent term (years)	2.73
Risk-free rate	2.48%
Dividends	-

(d) Finance costs:

Finance costs for the above short-term bridge loans payable consisted of $12,500 paid in cash plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares. The finance costs were allocated based on the relative fair values of the components of the financing. Costs allocated to deferred financing costs are amortized over the term of the financial instruments. As of September 30, 2008, these deferred financing costs were fully amortized.

Page 14.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 3. Short-term Bridge Loans (Continued):

(e) August 5, 2008 financing:

On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase (i) 100,000 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 100,000 shares of our common stock at an exercise price of $0.75, representing an aggregate 200,000 shares. The due date of this loan has been extended to December 15, 2008 with 110,000 restricted shares of common stock issued as consideration.

As an initial consideration, we are required to consider whether the warrants are, by their terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, they are required to be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period. We allocated the proceeds of the debt to the warrants and the remaining portion was allocated to the debt instrument. The fair value of the warrants using the Black-Scholes pricing model was $62,700 and since the fair value of the warrants exceeded the proceeds from the financing, we recorded a day-one derivative loss of $12,700.

Information and significant assumptions embodied in our valuation of the warrants as of the inception dates of the instruments are illustrated in the following table:

Investor warrants
Estimate fair value of the underlying common share	$0.60
Conversion or strike price	$0.50-$0.75
Volatility (based upon Peer Group)	79.59%
Equivalent term (years)	3.00
Risk-free rate	2.83%
Dividends	-

Information and significant assumptions as of September 30, 2008 for warrants which are required to be recorded at fair value each reporting period:

Investor warrants
Estimate fair value of the underlying common share	$0.20
Conversion or strike price	$0.50-$0.75
Volatility (based upon Peer Group)	80.37%
Equivalent term (years)	2.85
Risk-free rate	2.28%
Dividends	-

Page 15.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Convertible Notes Payable:

Convertible debt carrying values consist of the following:

	September 30, 2008 (unaudited)	March 31, 2008 (audited)
Short-term convertible notes payable, due May 7, 2008 (a)	$312,000	$246,125
$600,000 convertible note financing, due October 23, 2009 (b)	422,092	538,994
$500,000 convertible note financing, due October 23, 2009 (b)	351,743	449,162
$100,000 convertible note financing, due October 23, 2009 (b)	70,349	-
$507,500 convertible promissory note, due August 7, 2009 (c)	507,500	-
$243,333 convertible note financing, due March 29, 2009 (d)	58,879	-
$24,333 convertible finders fee note, due march 29, 2009 (d)	24,333	-
Total convertible notes payable:	1,746,896	1,234,281
Less current maturities	1,653,684	526,851
Long-term convertible notes payable	$93,212	$707,430

(a) Short term convertible notes payable:

On January 8, 2008, the Company executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. The Company received a net amount of $430,000 with the $90,000 discount being treated as interest. The loans become payable on May 7, 2008, or the Company has the option of compelling the holder to convert all, or a portion of, the outstanding principal and accrued interest into Company common stock based on defined criteria. On February 13, 2008, the Company repaid $260,000 of these loans. During June 2008, the Company entered into a Modification and Waiver Agreement with these investors to extend the maturity date to July 15, 2008 and issued 195,000 shares of common stock as consideration. These shares were valued at $198,900 and were recorded as additional financing costs.

During September 2008, the Company entered into another Modification, Waiver and Consent Agreement with these investors to extend the maturity date to the sooner of January 31, 2009 or the closing of another funding. For this consideration, the Company agreed to increase the notes by a total of $52,000 or 20%, 5% for accrued interest plus 15% to subscribers for not exercising their rights to accelerate the maturity date of the notes.

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

Page 16.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Convertible Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

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

Our incremental direct financing costs, which included 1,560,600 shares of common stock that we valued at $514,998 based upon recent private trading of our shares, have been recorded as deferred financing costs. Accumulated amortization of deferred financing costs, which is included in interest expense, amounted to $286,566 from inception through September 30, 2008.

Page 17.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

In our evaluation of these financing transactions, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we are required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value, unless, as discussed in Note 1, we elect to value the entire hybrid debt instrument at fair value. We also concluded that the certain put and call features required bifurcation because, while puts and calls on debt instruments are generally considered clearly and closely related to the host, the features are indexed to certain events that are not associated debt instruments. We elected to value the entire hybrid instrument including these features at fair value under FAS 155. The fair value of the initial closing of the hybrid note payable amounted to $705,469 and $422,092 (excluding $56,384 that we carry as accrued interest) as of the financing inception date and September 30, 2008, respectively. The fair value of the second closing of the hybrid note payable amounted to $454,457 and $351,743 (excluding $31,233 that we carry as accrued interest) as of the financing inception date and September 30, 2008, respectively and the fair value of the third closing of the hybrid note payable amounted to $330,358 and $70,349 (excluding $2,630 that we carry as accrued interest) as of the financing inception date and September 30, 2008, respectively.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and September 30, 2008 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$600,000 Convertible Promissory Note Financing (initial closing):

Estimated fair value of the underlying common share	$0.20 - $1.02	$0.25 - $1.02
Conversion or strike price	$0.33	$0.50 - $0.75
Volatility (based upon Peer Group)	-	77%-112%
Term (years)	1.06 – 2.00	5.00 - 4.06
Risk-free rate	-	2.46% - 4.06%
Credit-risk adjusted yield	7.30% - 11.30%	-
Dividends	-	-

Page 18.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

	Hybrid Note	Warrant Derivatives
$500,000 Convertible Promissory Note Financing (second closing):

Estimated fair value of the underlying common share	$0.25 - $1.02	$0.25 - $1.02
Conversion or strike price	$0.33	$0.50-$0.75
Volatility (based upon Peer Group)	-	75% - 111%
Term (years)	1.06 - 1.69	5.00 - 4.39
Risk-free rate	-	2.46% - 3.34%
Credit-risk adjusted yield	7.30% - 11.30%	-
Dividends	-	-

	Hybrid Note	Warrant Derivatives
$100,000 Convertible Promissory Note Financing (third closing):

Estimated fair value of the underlying common share	$0.20 - $1.02	$ 0.33 - $1.02
Conversion or strike price	$0.33	$0.50 - $0.75
Volatility (based upon Peer Group)	-	74%-109%
Equivalent term (years)	1.06 - 1.33	5.00 - 4.74
Risk-free rate	-	2.98%-3.34%
Credit-risk adjusted yield	8.51%-11.30%	-
Dividends	-	-

The following table summarizes the components of derivative liabilities resulting from our October 23, 2007 financing arrangements:

	September 30, 2008 (unaudited)	March 31, 2008 (audited)
$600,000 Face Value Convertible Promissory Note Financing (Note 4b)	$(290,273)	$(1,710,636)
$500,000 Face Value Convertible Promissory Note Financing (Note 4b)	(162,727)	(938,788)
$100,000 Face Value Convertible Promissory Note Financing (Note 4b)	(35,091)	-
Total derivative liabilities	$(488,091)	$(2,649,424)

Upon issuance, the fair value of the warrants issued with the financings amounted to $2,428,709, $944,848 and $1,055,211, respectively. The increase in the value of the warrants was due primarily from the increase in the stock price from $0.33 as of October 23, 2007 to $0.20 as of September 30, 2008.

Page 19.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

(c) $507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity. The note becomes payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%. This note was entered into pursuant the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders” from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc. The holder of this note payable has the right but not the obligation to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $1.00.

(d) $243,333 convertible note payable and $24,333 finders’ fee note payable:

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 567,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 567,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 1,135,334 shares. The note is convertible, only at the Company’s option, into Common Stock at 50% of the conversion price as defined in the October 23, 2007 transaction ($0.33 x 50%) and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day, and the daily trading volume is greater than 100,000 shares. The Holder of the note does not have an option to convert the instrument. Interest accrues on the note with fifty percent due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note is not paid by its maturity date, a default rate of 15% will apply. The note is secured by a security interest in all the tangible and intangible assets of the Company.

Page 20.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Notes Payable (Continued):

(d) $243,333 convertible note payable and $24,333 finders’ fee note payable (Continued)

In addition, we incurred a 10% finders’ fee note payable in the amount of $24,333 which are under the same terms as the $243,333 note but did not include warrants.

In evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security. In determining whether the instrument was afforded the paragraph 11(a) exemption of SFAS 133, we considered the following:

a)	Indexed to the Company’s own stock: These features meet the definition of indexed to a Company’s own stock because their value is based solely on the Company’s stock.

b)
Classified in Stockholders equity: The determination of whether a feature is classified in stockholder’s equity requires consideration of the criteria in EITF 00-19. For purposes of this item, Paragraph 8 of EITF 00-19 provides that contracts that provide the company with a choice of net-cash settlement or settlement in its own shares are classified as equity regardless of the intent of Company.

Based upon the above considerations, the conversion feature meets the paragraph 11(a) exemption and did not require liability classification.

We also evaluated the warrants to determine if they required liability or equity accounting. As an initial consideration, we are required to consider whether the warrants are, by their terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, they are required to be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

As described above, the embedded conversion feature did not require liability classification under Statement 133, so we were required to consider if the contract embodied beneficial conversion features (“BCF”). EITF 98-5 provides that the beneficial conversion feature, if any, embodied in a convertible debt instrument requires recognition and reclassification to stockholders' equity in an amount "not to exceed" the financing basis. For purposes of calculating the beneficial conversion feature, EITF 00-27, provides that the contractual conversion rate should give effect to the allocation of proceeds to other financial instruments. Accordingly, the "effective" conversion rate is calculated as the basis allocated to the debt instruments divided by the number of indexed shares. The conversion option was contingent on a future stock price. Under the guidance of EITF 98-5, the beneficial conversion feature was calculated at inception but will not be recognized until the contingency is resolved. The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note.

Page 21.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 4. Notes Payable (Continued):

(d) $243,333 convertible note payable and $24,333 finders’ fee note payable (Continued)

We received the following proceeds from this financing transaction:

	Gross proceeds	Finance costs	Net proceeds
September 29, 2008 Financing:

$243,333 Face Value Convertible Note Financing	$200,000	$7,500	$192,500

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and September 30, 2008 are illustrated in the following tables:

Warrant Derivatives
$243,333 Convertible Promissory Note Financing:
Estimate fair value of the underlying common share	$0.20
Conversion or strike price	$0.50-$0.75
Volatility (based upon Peer Group)	73%
Term (years)	5.00
Risk-free rate	2.70%
Credit-risk adjusted yield	-
Dividends	-

The following table summarizes the components of derivative liabilities as of September 30, 2008:

Our financing arrangement giving rise to derivative financial instruments:	Warrant Derivatives
September 29, 2008 Financing:
$243,333 Face Value Convertible Promissory Note Financing	$(141,122)

Page 22.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 5. Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of September 30, 2008:

Our financing arrangement giving rise to derivative financial instruments:	September 30, 2008	March 31, 2008
$600,000 Face Value Convertible Promissory Note Financing	$(290,273)	$(1,710,636)
$500,000 Face Value Convertible Promissory Note Financing	(162,727)	(938,788)
$100,000 Face Value Convertible Promissory Note Financing	(35,091)	-
$120,000 Face Value Short Term Bridge Loan Note Financing	(16,720)	-
$120,000 Face Value Short Term Bridge Loan Note Financing	(16,620)	-
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(8,310)	-
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(8,360)	-
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(16,180)	-
$243,333 Face Value Convertible Note Payable Financing	(141,122)	-
Total derivative liabilities	$(695,403)	$(2,649,424)

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Page 23.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 5. Derivative Liabilities (Continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through September 30, 2008:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through September 30, 2008
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing	$(2,534,178)
$500,000 Face Value Convertible Note Financing	(899,305)
$100,000 Face Value Convertible Note Financing	(1,285,570)
Total day-one derivative losses:	(4,719,053)

Derivative income (expense):
$600,000 Face Value Convertible Note Financing	2,138,437
$500,000 Face Value Convertible Note Financing	782,121
$100,000 Face Value Convertible Note Financing	1,020,120
$120,000 Face Value Short Term Bridge Loan Financing	262,280
$120,000 Face Value Short Term Bridge Loan Financing	94,080
$ 60,000 Face Value Short Term Bridge Loan Financing	47,040
$ 33,000 Face Value Short Term Bridge Loan Financing	131,140
$ 55,000 Face Value Short Term Bridge Loan Financing	46,520
$243,333 Face Value Convertible Note Financing	-
Total income (expense) arising from fair value adjustments	$(197,315)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from three months ended September 30, 2008 and the six months ended September 30, 2008.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Derivative income (expense):
$600,000 Face Value Convertible Note Financing	$8,996,764	$1,420,364
$500,000 Face Value Convertible Note Financing	4,893,938	776,060
$100,000 Face Value Convertible Note Financing	987,332	1,020,120
$120,000 Face Value Short Term Bridge Loan Financing	262,280	262,280
$120,000 Face Value Short Term Bridge Loan Financing	94,080	94,080
$ 60,000 Face Value Short Term Bridge Loan Financing	47,040	47,040
$ 33,000 Face Value Short Term Bridge Loan Financing	131,140	131,140
$ 55,000 Face Value Short Term Bridge Loan Financing	46,520	46,520
$243,333 Face Value Convertible Note Financing	-	-
Total income (expense) arising from fair value adjustments	$15,459,094	$3,797,604

Page 24.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 5. Derivative Liabilities (Continued):

Our derivative liabilities as of September 30, 2008, and our derivative losses during the quarterly period ended September 30, 2008 and from inception through September 30, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing and the $55,000 face value Short Term Bridge Loan and warrant financing dated August 5, 2008, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. The loss that we recorded amounted to $2,534,178 for the $600,000 face value convertible promissory note, $899,305 for the $500,000 face value convertible promissory note, $1,285,570 for the $100,000 face value convertible promissory note and $12,700 for the $55,000 face value short term bridge loan. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss. However, we currently have commitments from certain investors that may give rise to additional losses.

•
In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damages provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of September 30, 2008, our management concluded that registration payments are not probable.

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

Page 25.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

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

(b) Common Stock Warrants:

As of September 30, 2008, the Company had the following outstanding warrants:

	Grant Date	Expiration Date	Warrants/ Options Granted	Exercise Price
Issued Class A Warrants:
October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	0.50
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.50
February, 2008 Convertible Notes Financing	2/15/2008	2/14/2013	1,515,151	0.50
April, 2008 Bridge Loans Financing	4/2-15/2008	4/1-13/2011	500,000	0.50
April, 2008 Finders Fees	4/14/2008	4/13/2013	62,500	0.50
May, 2008 Investment Banker Fees	5/19/2008	5/18/2013	37,500	0.50
May, 2008 Bridge Loan	5/19/2008	5/18/2011	100,000	0.50
June, 2008 Debt Extensions	6/23/2008	6/22/2011	150,000	0.50
June, 2008 Debt	6/26/2008	6/25/2013	303,030	0.50
July, 2008 Debt Extensions	7/14/2008	7/13/2008	150,000	0.50
August, 2008 Debt	8/5/2008	8/4/2011	100,000	0.50
September, 2008 Debt	9/29/2008	9/28/2013	566,667	0.50
Total issued Class A Warrants			6,428,029

Other Issued Warrants:
Supply Agreement	4/16/2008	4/15/2013	100,000	0.75

Page 26.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 7. Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (Continued):

	Warrants/ Options Granted	Exercise Price
Unissued Class B Warrants (i):
October, 2007 Convertible Notes Financing	2,818,181	0.75
January, 2008 Investment Banker Financing	125,000	0.75
February, 2008 Convertible Notes Financing	1,515,151	0.75
April, 2008 Bridge Loans Financing	500,000	0.75
April, 2008 Finders Fees	62,500	0.75
May, 2008 Investment Banker Fees	37,500	0.75
May, 2008 Bridge Loan	100,000	0.75
June, 2008 Debt Extensions	150,000	0.75
June, 2008 Debt	303,030	0.75
July, 2008 Debt Extensions	150,000	0.75
August, 2008 Debt	100,000	0.75
September, 2008 Debt	566,667	0.75
Total unissued Class B warrants	6,428,029

TOTAL WARRANTS	12,956,058

(i)	When Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $.75.

No warrants were exercised for the period ended September 30, 2008.

Derivative income (expense) associated with the change in fair value of the issued warrants for the convertible notes financings for the six months ended September 30, 2008 was a loss of $2,499,335.

(c) Common Stock Issued During the Three Months Ended September 30, 2008:

At September 30, 2008, we had issued and outstanding 10,875,488 shares of common stock of which 4,370,934 shares are owned by one of our officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On July 15, 2008, we agreed to issue 10,000 shares of our common stock at a price of $.50 or $5,000 for outside consulting fees.

Page 27.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 7. Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Three Months Ended September 30, 2008 (Continued):

On July 28, 2008, we issued 30,100 shares of our common stock based on a previously agreed endorsement agreement contractual amount of $1.03 or $31,250 for outside marketing services as well as 75,000 shares of our common stock valued for past due services valued at $.64 for $48,000 for a total of 105,100 shares.

On August 8, 2008, we issued 40,000 restricted shares of our common stock valued at $.50 (same price used in earlier valuations for finders’ fees) or $20,000 for finder’s fees for completion of the October, 2007 Subscription Agreement financing. In addition, we issued 500,000 restricted shares of our common stock valued at $.51 or $255,000 as partial payment for our NHRA Racing Sponsorship Agreement and 80,000 shares of our common stock valued at $.50 for past due services to one of our consultants (election was made prior to our stock trading on a public exchange).

On September 5, 2008, the company agreed to issue 110,000 restricted shares of our common stock valued at $.50 to the debt holder of the August, 2008 short term bridge loan to extend the due date of the loan from September 5, 2008 to December 15, 2008.

On September 16, 2008, the company agreed to issue 666,000 restricted shares of our common stock to the debt holders of the April, 2008 short term bridge loan to extend the due dates of the loans from August 10 and 15, 2008 to December 16, 2008.

On September 16, 2008, the company agreed to issue 30,000 shares of our common stock valued at $.50 or $15,000 for payment of past due services. Stock price was agreed based on prior agreements.

(d) Warrants Issued During the Three Months Ended September 30, 2008:

On July 14, 2008, we issued 150,000 class A warrants for three years at an exercise price of $.50 which will require an additional 150,000 class B warrants ($.75 exercise price for three years) to be issued upon exercise of the class A warrants for a total of 300,000 warrants. These warrants related to the extensions of the due dates for certain April, 2008 financings.

On August 5, 2008, we issued 100,000 class A warrants for three years at an exercise price of $.50 which will require an additional 100,000 class B warrants ($.75 exercise price for three years) to be issued upon exercise of the class A warrants for a total of 200,000 warrants. These warrants related to the August, 2008 $55,000 (gross amount) borrowings.

On September 29, 2008, we issued 566,667 class A warrants for three years at an exercise price of $.50 which will require an additional 566,667 class B warrants ($.75 exercise price for three years) to be issued upon exercise of the class A warrants for a total of 1,133,334 warrants. These warrants related to the September, 2008 $243,333 (gross amount) borrowings.

Page 28.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 7. Stockholders’ Deficit (Continued):

(e) Options Issued During the Three Months Ended September 30, 2008:

On August 19, 2008, we signed a sublicense agreement for the exclusive rights to use certain licensed technology to develop a functional metabolic dairy product. As part of this agreement, we issued 350,000 stock options at an exercise price of $.65 per share with no vesting requirements for five years. We recorded an expense of $59,150 for these stock options during the quarter ended September 30, 2008.

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 5)	$695,403	$-	$-	$695,403

Total Liabilities	$695,403	$-	$-	$695,403

Page 29.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 8. Fair Value Measurements (Continued):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$2,649,424
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,954,021)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$695,403

Note 9. Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008. The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term. As of September 30, 2008, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2009	$44,488
2010	91,942
2011	95,620
2012	99,444
2013	103,422
Thereafter	17,348
$452,264

Rental expense, which also includes maintenance and parking fees, for the six month period ended September 30, 2008 was $48,382.

Marketing Commitments

In February, 2008, our subsidiary, Attitude Drinks Company, Inc., entered into a letter agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season which extends through November 2008. The $1,300,000 contract is payable as follows: 4 cash payments of $75,000 each to be paid in February, March, June and July of 2008 and the remaining $1,000,000 to be paid with Company stock. No cash payments have been made to date. Upon execution of the contract, the Company issued 500,000 common shares valued at $165,000 and issued another 500,000 common shares valued at $255,000 in August, 2008 for a total of 1,000,000 common shares.

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

Page 30.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2008

Note 9. Commitments and Contingencies (Continued):

Royalties

On August 19, 2008, we signed a “Sublicense Agreement” with Nutraceutical Discoveries, Inc. for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages. We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology. The agreement will terminate on December 31, 2011, unless earlier terminated. The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies. Contract calls for payment of royalties equal to 5.75% of the Net Sales of any such developed products which is expected to occur in 2009. Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 which has not been done. Minimum royalties to pay in calendar year 2009 will be $462,500 and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. As mentioned in Note 7, we also agreed to issue 350,000 stock options at an exercise price of $.65 per option.

Note 10. Subsequent Events:

On October 13, 2008, the company approved the assignment on one of the January, 2008 short term bridge loans from the previous debt holder to another party.

Page 31.

ITEM2 . –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Page 32.

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

CRITICAL ACCOUNTING POLICIES (Continued):

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statements on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with only a few months of active public trading of the Company’s common stock for the period ended September 30, 2008

-
Estimating the costs of issued shares of common stock for certain services when there were only a few months of active public trading of the Company’s common stock for the period ended September 30, 2008

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Page 33.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOING CONCERN

Our operating losses since inception and negative working capital raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern. For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings we may have, cash on hand, etc. Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products. In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended September 30, 2008. As such, there is no meaningful comparison with prior periods.

Six Months Ended September 30, 2008:

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands. Total operating expenses incurred for the six months ended September 30, 2008 were $2,391,364. As a result of the foregoing plus the recognition of derivative income of $2,499,335, a loss on the extinguishment of debt for $592,020 and $453,268 net interest expense, we reported a net loss for the six months period ended September 30, 2008 of $932,315. Basic and diluted loss per common share is $0.10 based on a weighted average number of common shares outstanding for 9,328,844.

Three Months Ended September 30, 2008:

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands. Total operating expenses incurred for the three months ended September 30, 2008 were $1,097,324. As a result of the foregoing plus the recognition of derivative income of $15,446,395, a loss on the extinguishment of debt for $161,573 and $2,549,905 net interest income, we reported net income for the three months period ended September 30, 2008 of $16,737,573, basic income per common share of $1.69 based on a weighted average number of common shares outstanding for 9,925,600 and a diluted income per common share of $1.18.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with nearly twelve months of operations, we do not have any comparable financial information with prior periods. The net cash used in operating activities is due to a number of factors. We reported a net loss of $932,315 which includes such non-cash items as derivative income of $2,499,335, and $592,020 for the recognition of a loss on debt extinguishment. Other non-cash items included the recording of $824,553 in costs for the issuance of common stock and warrants. Net cash flows generated by our operating activities were inadequate to cover our working capital needs for the period ended September 30, 2008, and we had to rely on new convertible debt financings to cover operating expenses.

Page 34.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash used in the period ended September 30, 2008 for investing activities was $35,483 for equipment purchases and trademark costs.

Net cash provided by our financing activities for the period ended September 30, 2008 was $666,728. This is primarily attributed to proceeds received from the short-term bridge loans for $707,666, the receipt of $100,000 for the last tranche of the October, 2007 subscription.

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

On August 5, 2008, we borrowed $55,000 from one investor, receiving net proceeds of $50,000. We agreed to repay this note on September 5, 2008 and issued additional 100,000 class A warrants at an exercise price of $.50. We extended the due date of this note to December 15, 2008 for 110,000 additional restricted shares of the company common stock.

On September 29, 2008, we signed a subscription agreement to receive $365,000 in additional financing, $300,000 as the purchase price and $365,000 as the notes principal. We did receive on the same date a net of $192,500 ($200,000 purchase price less legal fees of $7,500). The principal amount to pay in 90 days is $243,333. We anticipate receiving the remaining amount sometime during the next quarter. We agreed to repay this note and interest as follows: fifty percent (50%) on December 28, 2008 and fifty percent (50%) on March 29, 2009. We agreed to issue 566,667 class A warrants at an exercise price of $.50. Not later than 90 days after the issue date of these warrants, the Company will have the option of either (1) redeeming these warrants at a per share price of $.10, or (2) electing to immediately reduce the purchase price to $.01. In addition and on the same date, we entered into a similar note payable for the finders’ fees for this financing at 10% or $20,000 as the purchase price and $24,333 as the principal price.

Page 35.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Recent Accounting Pronouncements:

See Note 1 "Recent Accounting Pronouncements Applicable to the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

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

We have generated negligible revenues to date from product sales. Our accumulated deficit as of September 30, 2008 is $6,136,363.

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

Page 36.

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

ITEM 3. –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Page 37.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company signed a Modification and Waiver Agreement on June 30, 2008 for the issuance of 195,000 restricted shares for the extension of the January, 2008 short term bridge loans from May 8, 2008 until July 15, 2008.

Item 3. Defaults on Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 10 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008		x
(10)(15)	Subscription Agreement, September 2008		x
(10)(16)	Form of Note, September 2008		x
(10)(17)	Form of Class A Warrant, September 2008		x
(21)	Subsidiaries of Registrant	*
(23)(1)	Consent of Lazar Levine & Felix LLP
* previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)
** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-QSB (SEC Accession Number 0001144204-08-008934

Page 38.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: November 19, 2008

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren
Roy G. Warren	President	11/19/08

/S/Tommy E. Kee
Tommy E. Kee	Chief Financial Officer and Treasurer	11/19/08

Page 39.