Form 10-Q
period 2008-12-31
Attitude Drinks Inc.
filed 2009-02-23
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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
(Address of principal executive offices)

(561) 799-5053
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer                                           ☐          Accelerated filer                                ☐
Non-accelerated filer                                             ☐          Smaller reporting company             ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 13,664,121 shares issued and outstanding as of February 20, 2009

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Balance Sheets – December 31, 2008 (unaudited) and March 31, 2008	3
	Statements of Operations – Three Months Ended December 31, 2008 and 2007, Nine Months Ended December 31, 2008 and the Periods from Inception (June 18, 2007) to December 31, 2007 and 2008 (unaudited)	4
	Statements of Cash Flows – Nine Months Ended December 31, 2008 and the Periods from Inception (June 18, 2007) to December 31, 2007 and 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 2.	Unregistered Sales of Equity and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	Submission of Matters to a Vote of Security Holders	40

Item 5.	Other Information/Subsequent Events	40

Item 6.	Exhibits	41

SIGNATURES		42

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$8,783	$3,737
Inventories, net	114,656	111,845
Deferred financing costs, net	303,756	-
Prepaid expenses and other current assets	80,463	82,417
TOTAL CURRENT ASSETS	507,658	197,999

FIXED ASSETS, NET	50,035	29,210
OTHER ASSETS:
Deferred financing costs, net	-	498,986
Trademarks, net	505,411	19,212
Deposits and other	24,390	23,223

TOTAL OTHER ASSETS	529,801	541,421

TOTAL ASSETS	$1,087,494	$768,630

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,114,201	$477,690
Accrued liabilities	2,373,265	695,604
Derivative liabilities	170,267	2,649,424
Short-term bridge loans payable	388,000	-
Convertible notes payable – current portion	1,335,616	526,851
Loans payable to related parties	47,963	47,963
TOTAL CURRENT LIABILITIES	5,429,312	4,397,532

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	-	707,430
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	-	75
Common stock, par value $0.001, 100,000,000 shares authorized, 9,614,121 and 8,060,600 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	9,614	8,061
Additional paid-in capital	1,722,836	859,580
Deficit accumulated during the development stage	(6,074,268)	(5,204,048)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,341,818)	(4,336,332)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,087,494	$768,630

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Nine Months Ended December 31, 2008	From Inception (June 18, 2007) to December 31, 2007	Development Stage Period From Inception (June 18, 2007) to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Net revenues	$(5,521)	$-	$29,008	$-	$29,952
Product and shipping costs	(33,991)	-	(63,517)	-	(63,951)
GROSS PROFIT	(39,512)	-	(34,509)	-	(33,999)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	152,219	176,187	1,143,380	176,187	2,219,569
Marketing and promotion	309,829	15,867	1,266,451	15,867	1,642,182
Consulting fees	56,991	230,724	142,964	311,416	525,375
Professional and legal fees	94,637	63,958	231,710	107,460	425,959
Travel and entertainment	20,016	20,049	94,712	20,049	196,674
Product development costs	-	60,421	950	60,421	93,450
Other operating expenses	79,885	34,876	224,774	42,479	382,724
	713,577	602,082	3,104,941	733,879	5,485,933

LOSS FROM OPERATIONS	(753,089)	(602,082)	(3,139,450)	(733,879)	(5,519,932)

OTHER INCOME (EXPENSES): Derivative income (expense)	531,766	(2,538,124	3,031,101	(2,538,124)	321,751
Loss on extinguishment of debt	-	-	(592,020)	-	(592,020)
Interest and other financing costs	283,418	(51,740)	(169,851)	(51,740)	(284,067)
	815,184	(2,589,864)	2,269,230	(2,589,864)	(554,336)

INCOME (LOSS) BEFORE
PROVISION FOR INCOME TAXES	62,095	(3,191,946)	(870,220)	(3,323,743)	(6,074,268)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$62,095	$(3,191,946)	$(870,220)	$(3,323,743)	$(6,074,268)

Basic income/(loss) per common share	$.01	$(.52)	$(.09)	$(1.27)

Diluted income/(loss) per common share	$-	$(.52)	$(.09)	$(1.27)

Weighted average common shares outstanding – basic	10,861,777	6,187,413	9,841,680	2,626,335

Weighted average common shares outstanding – diluted	14,498,141	6,187,413	9,841,680	2,626,335

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended December 31, 2008	From Inception (June 18, 2007) to December 31, 2007	Development Stage Period From Inception (June 18, 2007) to December 31, 2008
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(870,220)	$(3,323,743)	$(6,074,268)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	35,291	49,180	37,888
Amortization of deferred financing costs	341,794	-	497,444
Compensatory stock and warrants	876,712	-	1,393,474
Derivative expense/(income)	(3,031,101)	2,538,124	(321,750)
Fair value adjustment of convertible note	(1,137,642)	3,094	(1,276,947)
Loss on debt extinguishment	592,020	-	592,020
Amortization of debt discount	349,840	-	425,965
Loss on disposal of fixed assets	1,149	-	1,149
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,840)	(31,934)	(104,853)
Inventories	(2,811)	(23,305)	(114,656)
Accounts payable and accrued liabilities	2,174,090	291,236	3,196,335
Net cash used in operating activities	(675,718)	(497,348)	(1,748,199)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(29,500)	(29,580)	(61,192)
Trademarks	(6,464)	(15,372)	(533,291)
Net cash used in investing activities	(35,964)	(44,952)	(594,483)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	600,000	2,137,499
Proceeds from short-term bridge loans payable	757,666	-	757,666
Advances from officer - net	-	11,215	-
Costs associated with financing	(140,938)	(68,762)	(286,200)
Repayment of notes	-	-	(260,000)
Capital contribution – common stock	-	2,500	2,500

Net cash provided by financing activities	716,728	544,953	2,351,465

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,046	2,653	8,783

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,737	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,783	$2,653	$8,783

See accompanying notes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

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

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2008 and the results of its operations and cash flows for the periods ended December 31, 2008 and 2007.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2008, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (Continued):

The results of operations for the nine months period ended December 31, 2008 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has $29,008 in revenues for the nine months ended December 31, 2008 a working capital deficit of $4,921,654 as of December 31, 2008 and has incurred losses to date resulting in an accumulated deficit of $6,074,268, including derivative losses/income.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	December 31, 2008 (unaudited)	March 31, 2008 (audited)
Finished goods	81,750	70,226
Raw materials	$32,906	$41,619

Total inventories	$114,656	$111,845

(d)           Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt.  Amortization of deferred financing costs for the nine months ended December 31, 2008 was $341,794.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale.  Amortization of trademarks for the nine months ended December 31, 2008 was $27,766.  On August 8, 2008, we acquired a portfolio of intellectual properties with the issuance of a $507,500 convertible note (see Note 4c).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

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

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 31, 2008, potential common shares arising from the Company’s stock warrants, stock options and convertible debt amounting to 18,118,547 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(h)           Recent Accounting Pronouncements Applicable to the Company:

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years (see Note 8).  In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of FAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  The adoption of this statement did not have a material impact on the Company’s financial statements.

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
NINE MONTHS ENDED DECEMBER 31, 2008

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

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending March 31, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock, and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative instrument as promulgated in  Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments and amounts less than the conversion prices. These features will no longer be treated as “equity” under the EITF once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. Accordingly, this standard will be adopted in our quarterly period ending June 30, 2009.

Note 2.    Accrued Liabilities:

Accrued liabilities consist of the following:
	December 31, 2008 (unaudited)	March 31, 2008 (audited)
Accrued payroll and related taxes	$1,376,238	$356,177
Accrued professional fees	130,900	292,169
Accrued marketing expenses	580,000	-
Accrued interest	143,427	32,466
Other payables	142,700	14,792
Total	$2,373,265	$695,604

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

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

We determined that the warrants issued in this financing arrangement met the conditions for equity classification.   The Company accounts for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (“APB 14”). The proceeds of the debt were allocated between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants. We allocated a value of $98,864 to the warrants in accordance with APB 14.

On June 23, 2008, we extended the term on the note from June 30, 2008 to July 30, 2008, and we issued the investor warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock as consideration for the extension.  We recorded a loss on extinguishment of $291,167 in accordance with EITF 96-19.

During the quarter ended September 30, 2008, we issued 240,000 shares of restricted stock valued at $1,320 to extend the terms of the note until December 15, 2008 and recorded a gain on extinguishment of $2,329.  On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. At December 31, 2008, the notes outstanding were recorded at face value ($120,000). However, there were no incremental penalties for the event of default which required an accrual at December 31, 2008.

Although the company was in default in paying this loan for the quarter ended December 31, 2008, the company during January, 2009 was able to extend the due date of the loan from December 15, 2008 until April 30, 2009 and reduced the exercise price of the warrants from $.50 to $.05.

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

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 3.   Short-term Bridge Loans (Continued:

(a) April 2, 2008 financing (Continued):

Information and significant assumptions as of December 31, 2008 for warrants which are required to be recorded at fair value each reporting period:

Extension warrants
Estimated fair value of the underlying common share	$0.028
Conversion or strike price	$0.165
Volatility (based upon Peer Group)	81.60%
Equivalent term (years)	2.48
Risk-free rate	1.00%
Dividends	-

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
NINE MONTHS ENDED DECEMBER 31, 2008

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

During the quarter ended September 30, 2008, we issued warrants indexed to 200,000 shares of common stock valued at $119,197 to extend the terms of the April 9, 2008 note until August 10, 2008, and we further extended the note until December 16, 2008 issuing 240,000 shares of restricted stock valued at $1,320 as consideration.  The extensions resulted in a loss on extinguishment of $109,900 and a gain on extinguishment of $1,300, respectively.

Also during the quarter ended September 30 2008, we issued warrants indexed to 50,000 shares of common stock valued at $55,350 to extend the terms of the April 14, 2008 financing until August 15, 2008, and further extended the term until December 15, 2008 and issued 120,000 shares of restricted stock as consideration. The extensions resulted in a loss on extinguishment of $54,950 and a gain on extinguishment of $640, respectively.  On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. The notes were recorded at face value however there were no incremental penalties for the event of default.

It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

Although the company was in default in paying this loan for the quarter ended December 31, 2008, the company during January, 2009 was able to extend the due date of the loan from December 16, 2008 until April 30, 2009 and reduced the exercise price of the warrants from $.50 to $.05.

Information and significant assumptions as of December 31, 2008 for warrants which are required to be recorded at fair value each reporting period:

	April 9, 2008 financing Extension warrants	April 14, 2008 financing Extension warrants
Estimate fair value of the underlying common share	$0.028	$0.028
Conversion or strike price	$0.165	$0.165
Volatility (based upon Peer Group)	85.49%	85.49%
Equivalent term (years)	2.54	2.54
Risk-free rate	1.00%	1.00%
Dividends	-	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 3.   Short-term Bridge Loans (Continued):

(c) May 19, 2008 financing:

On May 19, 2008, the Company entered into a financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares.

We determined that the warrants issued in these financing arrangements meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with APB 14. The fair value of the warrants using the Black-Scholes pricing model was $280,560, and we allocated a value of $29,569 to the warrants in accordance with APB 14.

On June 23, 2008, we extended the term on the note to July 30, 2008, and we issued the investor additional warrants to purchase (i) 50,000 shares of our common stock and (ii) additional warrants to purchase 50,000 shares of our common stock as consideration for the extension.  We recorded a loss on extinguishment of $139,279 in accordance with EITF 96-19.

During the quarter ended September 30, 2008, we issued 120,000 shares of restricted stock to extend the terms of the note until December 15, 2008 and recorded a gain on extinguishment of $326. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. The notes were recorded at face value however there were no incremental penalties for the event of default.

Although the company was in default in paying this loan for the quarter ended December 31, 2008, the company during January, 2009 was able to extend the due date of the loan from December 15, 2008 until April 30, 2009 and reduced the exercise price of the warrants from $.50 to $.05.

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

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 3.   Short-term Bridge Loans (Continued):

(c) May 19, 2008 financing (Continued):

Information and significant assumptions as of December 31, 2008 for warrants which are required to be recorded at fair value each reporting period:

Extension warrants
Estimate fair value of the underlying common share	$0.028
Conversion or strike price	$0.165
Volatility (based upon Peer Group)	81.66%
Equivalent term (years)	2.48
Risk-free rate	1.00%
Dividends	-

(d) Finance costs:

Finance costs for the above short-term bridge loans payable consisted of $12,500 paid in cash plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares.  The finance costs were allocated based on the relative fair values of the components of the financing.  Costs allocated to deferred financing costs are amortized over the term of the financial instruments.  As of December 31, 2008, financing costs related to the short term bridge notes were fully amortized.  As of December 31, 2008 remaining deferred financing costs aggregating $303,756 relate to convertible notes (see Note 4) and are being amortized over the respective terms of these notes.

(e) August 5, 2008 financing:

On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase (i) 100,000 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 100,000 shares of our common stock at an exercise price of $0.75, representing an aggregate 200,000 shares.  The due date of the loan was extended to December 15, 2008 with 110,000 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of payment of principal and interest.  There were no incremental penalties for the event of default; however, the notes were recorded at face value.

As an initial consideration, we are required to consider whether the warrants are, by their terms, financial instruments that require liability classification under Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, they are required to be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.  We allocated the proceeds of the debt to the warrants, and the remaining portion was allocated to the debt instrument. The fair value of the warrants using the Black-Scholes pricing model was $62,700 and since the fair value of the warrants exceeded the proceeds from the financing, we recorded a day-one derivative loss of $12,700.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 3.   Short-term Bridge Loans (Continued):

(e) August 5, 2008 financing (Continued):

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

Information and significant assumptions embodied in our valuation of the investor warrants are illustrated in the following tables:
	At Inception	At December 31, 2008
Estimate fair value of the underlying common share	$0.60	$0.028
Conversion or strike price	$0.50-$0.75	$0.165
Volatility (based upon Peer Group)	79.59%	84.72%
Equivalent term (years)	3.00	2.59
Risk-free rate	2.83%	1.00%
Dividends	--	--

Note 4.   Convertible Notes Payable:

Convertible debt carrying values consist of the following:
	December 31, 2008 (unaudited)	March 31, 2008 (audited)
Short-term convertible notes payable, due May 7, 2008 (a)	$312,000	$246,125
$600,000 convertible note financing, due October 23, 2009 (b)	155,628	538,994
$500,000 convertible note financing, due October 23, 2009 (b)	129,690	449,162
$100,000 convertible note financing, due October 23, 2009 (b)	25,938	-
$507,500 convertible promissory note, due August 7, 2009 (c)	507,500	-
$243,333 convertible note financing, due March 29, 2009 (d)	119,694	-
$24,333 convertible finder’s fee note, due March 29, 2009 (d)	24,333	-
$60,833 convertible note financing, due (50%) December 28, 2008 and (50%) March 29, 2009 (e)	60,833	-
Total convertible notes payable	1,335,616	1,234,281
Less current maturities	1,335,616	526,851
Long-term convertible notes payable	$-	$707,430

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4.  Convertible Notes Payable (Continued):

(a) Short term convertible notes payable (Continued):

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

On October 13, 2008, one of the original debt holders sold its debt holdings for $150,000 to another company whereas the acquiring company will be deemed the Subscriber in the original Subscription Agreement and will be entitled to all rights and responsibilities with respect to the debt of $217,674.

Although the company was delinquent in paying the above obligations, the company during January, 2009 extended the due date from January 31, 2009 until July 1, 2009 whereby the loans can be converted to shares of the Company’s common stock at $.05.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4.   Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

The convertible promissory notes are due October 23, 2009 and are convertible into common shares based on a fixed conversion price of $0.33 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. . The conversion price of the notes was reduced to $.165 when the Company issued convertible instruments with a conversion rate of $.165. We have the option to make periodic debt service payments that commence in the 13th month of the term, at 110% of face value or using our common stock but at a price per share equal to 80% of the trading market price. The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The note is mandatorily convertible into common stock at the fixed conversion price if our common stock achieves and maintains a trading market price of 200% of that amount. In addition, we extended registration rights to the holder that requires registration and continuing effectiveness thereof; we would be required to pay monthly liquidating damages of 1.5% (capped at 18%) for defaults under this provision.

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds

$600,000 Face Value Convertible Note Financing	$600,000	$68,763	$531,237
$500,000 Face Value Convertible Note Financing	500,000	40,000	460,000
$100,000 Face Value Convertible Note Financing	100,000	8,000	92,000
Total	$1,200,000	$116,763	$1,083,237

Our incremental direct financing costs, which included 1,560,600 shares of common stock that we valued at $514,998 based upon recent private trading of our shares, have been recorded as deferred financing costs.  Accumulated amortization of deferred financing costs, which is included in interest expense, amounted to $372,312 from inception through December 31, 2008.

Although the company was in default in paying these loans for the quarter ended December 31, 2008, the company during January, 2009 was able to waive all defaults through June 30, 2009 and to extend the due date of the loans until July 1, 2009, and the company reduced the conversion price of the notes from $.33 to $.05 as well as the exercise price of the warrants from $.50 to $.05.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4.   Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

In our evaluation of these financing transactions, we concluded that the conversion feature was not afforded the exemption as a conventional convertible instrument due to the anti-dilution protection; and it did not otherwise meet the conditions set forth in current accounting standards for equity classification. Since equity classification is not available for the conversion feature, we were required to bifurcate the embedded conversion feature and carry it as a derivative liability, at fair value, unless, as discussed in Note 1, we elect to value the entire hybrid debt instrument at fair value. We also concluded that the certain put and call features required bifurcation because the features are indexed to certain events that are not associated debt instruments. We elected to value the entire hybrid instrument including these features at fair value under SFAS 155. The fair value of the initial closing of the hybrid note payable amounted to $705,469 and $155,628 (excluding $71,507 that we carry as accrued interest) as of the financing inception date and December 31, 2008, respectively.  The fair value of the second closing of the hybrid note payable amounted to $454,457 and $129,690 (excluding $43,836 that we carry as accrued interest) as of the financing inception date and December 31, 2008, respectively and the fair value of the third closing of the hybrid note payable amounted to $330,358 and $25,938 (excluding $5,151 that we carry as accrued interest) as of the financing inception date and December 31, respectively.

We estimated the fair value of the hybrid contract on the inception dates, and subsequently, as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. We determined that the warrants issued in this financing arrangement did not meet the conditions for equity classification. Therefore, the warrants were also required to be carried as a derivative liability, at fair value. We estimated the fair value of the warrants on the inception dates, and subsequently, using a Modified Black-Scholes-Merton valuation technique, because that technique embodies all of the assumptions (including, volatility, expected terms, and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 5 – Derivative Liabilities.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception dates and December 31, 2008 are illustrated in the following tables:

	Hybrid Note	Warrant Derivatives
$600,000 Convertible Promissory Note Financing (initial closing):

Estimated fair value of the underlying common share	$0.028 - $1.02	$0.028 - $1.02
Conversion or strike price	$0.165 - $0.33	$0.165 - $0.75
Volatility (based upon Peer Group)	-	81.45% - 112%
Term (years)	.83 - 2.00	3.81 - 5.00
Risk-free rate	-	1.55% - 4.06%
Credit-risk adjusted yield	7.30% - 14.37%	-
Dividends	-	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4. Notes Payable (Continued):

(b) $1,200,000 convertible notes payable (Continued):

	Hybrid Note	Warrant Derivatives
$500,000 Convertible Promissory Note Financing (second closing):

Estimated fair value of the underlying common share	$0.028 - $1.02	$0.028 - $1.02
Conversion or strike price	$0.165 - $0.33	$0.165 - $0.75
Volatility (based upon Peer Group)	-	80.44% - 111%
Term (years)	0.81 - 1.69	4.14 - 5.00
Risk-free rate	-	1.55% - 3.34%
Credit-risk adjusted yield	7.30% - 14.37%	-
Dividends	-	-

	Hybrid Note	Warrant Derivatives
$100,000 Convertible Promissory Note Financing (third closing):

Estimated fair value of the underlying common share	$0.028 - $1.02	$0.028 - $1.02
Conversion or strike price	$0.165 - $0.33	$0.165 - $0.75
Volatility (based upon Peer Group)	-	78.184% - 109%
Equivalent term (years)	1.06 - 1.33	4.49 - 5.00
Risk-free rate	-	1.55% - 3.34%
Credit-risk adjusted yield	8.51% - 14.37%	-
Dividends	-	-

Upon issuance, the fair value of the warrants issued with the financings amounted to $2,428,709, $944,848 and $1,055,211, respectively.  The decrease in the value of the warrants was due primarily to the decrease in the stock price from $0.33 as of October 23, 2007 to $0.028 as of December 31, 2008.

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

(c) $507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note becomes payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders” from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable has the right but not the obligation to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $1.00.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4. Notes Payable (Continued):

(d) $243,333 convertible note payable and $24,333 finders’ fee note payable:

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 567,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 567,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 1,135,334 shares.  The note is convertible, only at the Company’s option, into Common Stock at 50% of the conversion price as defined in the October 23, 2007 transaction ($0.33 x 50%) and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. Interest accrues on the note with fifty percent due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note is not paid by its maturity date, a default rate of 15% will apply. The note is secured by a security interest in all the tangible and intangible assets of the Company.

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds
September 29, 2008 Financing:

$243,333 Face Value Convertible Note Financing	$200,000	$7,500	$192,500

In evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security; however, we determined that the conversion feature met the paragraph 11(a) exemption and did not require liability classification under SFAS 133.  Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”). A BCF is present when the “effective” conversion price ascribed to the conversion feature has intrinsic value. The conversion option is contingent on a future stock price so under the guidance of EITF 98-5, the beneficial conversion feature was calculated at inception but will not be recognized until the contingency is resolved.  The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note (using the relative fair value approach).

We also evaluated the warrants to determine if they required liability or equity accounting. As an initial consideration, we are required to consider whether the warrants are, by their terms, financial instruments that require liability classification under Statement on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, they are required to be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4. Notes Payable (Continued):

(d) $243,333 convertible note payable and $24,333 finders’ fee note payable (Continued):

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants, and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate.

Information and significant assumptions embodied in our warrant valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and December 31, 2008 are illustrated in the following tables:

	Inception	Quarter ended December 31, 2008
$243,333 Convertible Promissory Note Financing: Estimate fair value of the underlying common share	$0.028- 0.20	$0.028
Conversion or strike price	$0.75	$0.165
Volatility (based upon Peer Group)	73%	77.2%
Term (years)	5.00	4.75
Risk-free rate	2.70%	1.55%
Dividends	-	-

In addition, we incurred a 10% finders’ fee note payable in the amount of $24,333 which are under the same terms as the $243,333 note but did not include warrants.

(e) $60,833 convertible note payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 141,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  The note is convertible, only at the Company’s option, into Common Stock at 50% of the conversion price as defined in the October 23, 2007 transaction ($0.33 x 50%) and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the terms of the note, fifty percent of the note is due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note is not paid by its maturity date; a default rate of 15% will apply. The note was considered in default as of December 28, 2008 due to non-payment of the required payment, therefore, it is recorded at face value and default interest of 15% is being accrued.

In evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument; however, it did meet the paragraph 11(a) exemption and did not require liability classification. Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”). There was no beneficial conversion feature present, since the effective conversion price was greater than the market value of the stock.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 4. Notes Payable (Continued):

(e) $60,833 convertible note payable (Continued):

We also evaluated the warrants to determine if they required liability or equity accounting. As an initial consideration, we are required to consider whether the warrants are, by their terms, financial instruments that require liability classification under Statement on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability. Statement 150 generally provides that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, they are required to be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds
December 18, 2008 Financing:
$60,833 Face Value Convertible Note Financing	$50,000	$-	$50,000

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and December 31, 2008 are illustrated in the following tables:

Warrant Derivatives
$243,333 Convertible Promissory Note Financing: Estimate fair value of the underlying common share	$0.028 - 0.20
Conversion or strike price	$0.50 - $0.75
Volatility (based upon Peer Group)	75.75%
Term (years)	4.96 - 5.00
Risk-free rate	1.26% - 1.55%
Dividends	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 5.   Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of December 31, 2008:

Our financing arrangement giving rise to derivative financial instruments:	December 31, 2008	March 31, 2008
$600,000 Face Value Convertible Promissory Note Financing	$(82,291)	$(1,710,636)
$500,000 Face Value Convertible Promissory Note Financing	(46,666)	(938,788)
$100,000 Face Value Convertible Promissory Note Financing	(9,576)	-
$120,000 Face Value Short Term Bridge Loan Note Financing	(1,900)	-
$120,000 Face Value Short Term Bridge Loan Note Financing	(2,100)	-
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(1,050)	-
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(950)	-
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(2,100)	-
$ 50,000 Face Value Short Term Bridge Loan Note Financing	(5,015)
$243,333 Face Value Convertible Note Payable Financing	(18,619)
Total derivative liabilities	$(170,267)	$(2,649,424)

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
NINE MONTHS ENDED DECEMBER 31, 2008

Note 5.   Derivative Liabilities (Continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through December 31, 2008:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through December 31, 2008
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing	$(2,534,178)
$500,000 Face Value Convertible Note Financing	(899,305)
$100,000 Face Value Convertible Note Financing	(1,285,570)
$100,000 Face Value Convertible Note Financing	(12,700)
Total day-one derivative losses:	$(4,731,753)
Derivative income (expense):
$600,000 Face Value Convertible Note Financing	$2,346,419
$500,000 Face Value Convertible Note Financing	898,182
$100,000 Face Value Convertible Note Financing	1,045,635
$120,000 Face Value Short Term Bridge Loan Financing	277,100
$120,000 Face Value Short Term Bridge Loan Financing	108,600
$ 60,000 Face Value Short Term Bridge Loan Financing	54,300
$ 33,000 Face Value Short Term Bridge Loan Financing	138,550
$ 55,000 Face Value Short Term Bridge Loan Financing	60,600
$243,333 Face Value Convertible Note Financing $ 60,833 Face Value Convertible Note Financing	122,503 1,615
Total income (expense) arising from fair value adjustments	$5,053,504

Net Derivative Income	$321,751

Interest income (expense) from instruments recorded at fair value under SFAS 155:
$600,000 Face Value Convertible Note Financing	$478,335
$500,000 Face Value Convertible Note Financing	280,931
$100,000 Face Value Convertible Note Financing	299,270
$1,058,536

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008
Note 5.   Derivative Liabilities (Continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value for the three months ended December 31, 2008 and the nine months ended December 31, 2008.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Derivative income (expense):
$600,000 Face Value Convertible Note Financing	$207,982	$1,628,346
$500,000 Face Value Convertible Note Financing	116,061	892,122
$100,000 Face Value Convertible Note Financing	25,515	1,045,635
$120,000 Face Value Short Term Bridge Loan Financing	14,820	277,100
$120,000 Face Value Short Term Bridge Loan Financing	14,520	108,600
$ 60,000 Face Value Short Term Bridge Loan Financing	7,260	54,300
$ 33,000 Face Value Short Term Bridge Loan Financing	7,410	138,550
$ 55,000 Face Value Short Term Bridge Loan Financing	14,080	60,600
$243,333 Face Value Convertible Note Financing	122,503	122,503
$ 60,833 Face Value Convertible Note Financing	1,615	1,615
Total income (expense) arising from fair value adjustments	$531,766	$4,329,371

	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008
Interest income (expense) from instruments recorded at Fair value under SFAS 155:
$600,000 Face Value Convertible Note Financing	$251,341	$338,161
$500,000 Face Value Convertible Note Financing	209,450	281,800
$100,000 Face Value Convertible Note Financing	41,890	299,270
	$502,681	$919,231

Our derivative liabilities as of December 31, 2008, and our derivative income during the quarterly period ended December 31, 2008 and from inception through December 31, 2008 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

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
NINE MONTHS ENDED DECEMBER 31, 2008

Note 5.   Derivative Liabilities (Continued):

•
In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damages provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2008, our management concluded that registration payments are not probable.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 7.   Stockholders’ Deficit (Continued):

(b) Common Stock Warrants:

As of December 31, 2008, the Company had the following outstanding warrants:

	Grant Date	Expiration Date	Warrants/ Options Granted	Exercise Price
Issued Class A Warrants:
October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	0.50
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.50
February, 2008 Convertible Notes Financing	2/15/2008	2/14/2013	1,515,151	0.50
April, 2008 Bridge Loans Financing	4/2-15/2008	4/1-13/2011	500,000	0.50
April, 2008 Finders Fees	4/14/2008	4/13/2013	62,500	0.50
May, 2008 Investment Banker Fees	5/19/2008	5/18/2013	37,500	0.50
May, 2008 Bridge Loan	5/19/2008	5/18/2011	100,000	0.50
June, 2008 Debt Extensions	6/23/2008	6/22/2011	150,000	0.50
June, 2008 Debt	6/26/2008	6/25/2013	303,030	0.50
July, 2008 Debt Extensions	7/14/2008	7/13/2008	150,000	0.50
August, 2008 Debt	8/5/2008	8/4/2011	100,000	0.50
September, 2008 Debt	9/29/2008	9/28/2013	566,667	0.50
December, 2008 Debt	12/18/2008	12/17/2013	141,667	0.50
Total issued Class A Warrants			6,569,696
Other Issued Warrants:
Supply Agreement	4/16/2008	4/15/2013	100,000	0.75

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 7.   Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (Continued):
	Warrants/ Options Granted	Exercise Price
Unissued Class B Warrants (i):
October, 2007 Convertible Notes Financing	2,818,181	0.75
January, 2008 Investment Banker Financing	125,000	0.75
February, 2008 Convertible Notes Financing	1,515,151	0.75
April, 2008 Bridge Loans Financing	500,000	0.75
April, 2008 Finders Fees	62,500	0.75
May, 2008 Investment Banker Fees	37,500	0.75
May, 2008 Bridge Loan	100,000	0.75
June, 2008 Debt Extensions	150,000	0.75
June, 2008 Debt	303,030	0.75
July, 2008 Debt Extensions	150,000	0.75
August, 2008 Debt	100,000	0.75
September, 2008 Debt	566,667	0.75
December, 2008 Debt	141,667	0.75
Total unissued Class B warrants	6,569,696
TOTAL WARRANTS	13,239,392

(i)	When Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $.75.

No warrants were exercised for the nine months ended December 31, 2008.

Derivative income (expense) associated with the change in fair value of the issued warrants for the convertible notes financings for the nine months ended December 31, 2008 was a loss of $3,031,101.

(c) Common Stock Issued During the Three Months Ended December 31, 2008:

At December 31, 2008, we had issued and outstanding 9,614,121 shares of common stock of which 4,370,934 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

During December, 2008, the company rescinded a transaction issuing 1,261,367 shares of common stock to certain employees and a consultant, and these shares were returned to the company.   Accordingly, these issuances of common stock shares were disregarded for income tax purposes.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 7.   Stockholders’ Deficit (Continued):

(d) Warrants Issued During the Three Months Ended December 31, 2008:

On December 18, 2008, we issued 141,667 class A warrants for five years at an exercise price of $.50 which will require an additional 141,667 class B warrants ($.75 exercise price for five years) to be issued upon exercise of the class A warrants for a total of 283,334 warrants.  These warrants related to the December, 2008 $60,833 (gross amount) borrowings.

(e) Options Issued During the Three Months Ended December 31, 2008:

No common stock options were issued during the three months ended December 31, 2008.

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 5)	$170,267	$-	$-	$170,267

Total Liabilities	$170,267	$-	$-	$170,267

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 8.   Fair Value Measurements (Continued):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$2,649,424
Total gains or (losses) (realized/unrealized):
Included in earnings	(2,479,157)
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$170,267

Note 9.   Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term.  As of December 31, 2008, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2009	$22,244
2010	91,942
2011	95,620
2012	99,444
2013	103,422
Thereafter	17,348
$430,020

Rental expense, which also includes maintenance and parking fees, for the nine months period ended December 31, 2008 was $77,373.

Marketing Commitments

In February, 2008, our subsidiary, Attitude Drinks Company, Inc., entered into a letter agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season which extends through November 2008.  The $1,300,000 contract is payable as follows: 4 cash payments of $75,000 each to be paid in February, March, June and July of 2008 and the remaining $1,000,000 to be paid with Company stock.  No cash payments have been made to date.  Upon execution of the contract, the Company issued 500,000 common shares valued at $165,000 and issued another 500,000 common shares valued at $255,000 in August, 2008 for a total of 1,000,000 common shares. Additional common shares may be issued in the near future to finalize payment for this commitment.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008
Note 9.   Commitments and Contingencies (Continued):

On December 16, 2008, the company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B, the facility by the company.   Costs of such production and expected time lines are still in the planning stages and also are related to the final sign-offs of the final formulas for such products.

Royalties

On August 19, 2008, we signed a “Sublicense Agreement” with Nutraceutical Discoveries, Inc. for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages.  We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology.  The agreement will terminate on December 31, 2011, unless earlier terminated.  The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies.  The contract calls for payment of royalties equal to 5.75% of the Net Sales (as defined) of any such developed products which are expected to occur in 2009.  Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 of which $49,000 has not been paid.  Minimum  royalties to pay in calendar year 2009 will be $462,500 and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. We also agreed to issue 350,000 stock options at an exercise price of $.65 per option.

Note 10. Subsequent Events:

As mentioned in Notes 3 and 4, the company was in default on certain debt obligations as of December 31, 2008.  As such, the company entered into a Second Modification, Waiver and Consent Agreement on January 27, 2009 with the subscribers of the October- 2007, January- 2008, February- 2008 and September- 2008 notes payable whereas the subscribers consented to the issuance of additional notes payable (see below) and agreed to extend the maturity dates of such notes to July 1, 2009.  In addition, other changes were made as follows:

(i)
October, 2007, February, 2008 and September, 2008 convertible notes conversion price was changed from $.33 to $.05 plus the exercise price of the Class A warrants was changed from $.50 to $.05.  Although not in this particular agreement, the same terms applied to the December, 2008 financing for the $.05 conversion price as well as the extension of the note to July 1, 2009.

(ii)	January, 2008 non-convertible loans were changed to convertible notes at a conversion price of $.05.

(iii)
An aggregate 566,667 Class A warrants issued to the holder of the September, 2008 note payable were redeemed at $.10 by the Company for an aggregate $56,667, payable in the form of a note similar to the notes described below.  Later this note was increased to $70,834 to also consider the redemption of 141,667 warrants at $.10 from the December, 2008 financing for the additional $14,167.

(iv)
The subscribers waived all defaults under the transaction documents through June 30, 2009 and Consented to the issuance of an aggregate 19,930,000 shares and/or stock options of the Company’s Common Stock to certain financing parties and to be designated employees.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 10. Subsequent Events (Continued):

In addition to the above notes payable, the Company received waivers of default and extension of the due dates on the April, 2008, May, 2008 and August, 2008 bridge loan notes payable until April 30, 2009.  The company agreed to reduce the exercise price of the applicable warrants from $.50 to $.05 for these due date extensions.

On January 27, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 20% (purchase price of $100,000 with the note principal to be $120,000) with interest of fifteen percent (15%).  These convertible notes can be converted into common stock at the conversion price of $.05. The due date is July 27, 2009.  In addition, the company paid total due diligence fees in the amount of 10% or $10,000 in which the due diligence fees will be payable in the form of a convertible note similar to the notes above.  For this financing, the Company agreed to issue 2,400,000 Class A warrants at the exercise price of $.05 with an issue life of five years. Financing costs of $3,750 were paid.

During February, 2009, the Company entered into an Amendment, Waiver and Consent Agreement with certain subscribers for their consent and approval for the Company to issue another convertible promissory note of the Company at an original discount of 20% (purchase price of $50,000 with the note principal to be $60,000) with interest of fifteen percent (15%).  This note will be combined into the above January 27, 2009 note with the due date to be July 27, 2009.  In addition, the Company agreed to issue 1,200,000 Class A warrants at an exercise price of $.05 with an issue life of five years.  An additional 550,000 restricted shares of the Company’s stock was also issued for this consideration.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (Continued):

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statement on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with only a few months of active public trading of the Company’s common stock for the period ended December 31, 2008

-
Estimating the costs of issued shares of common stock for certain services when there were only a few months of  active public trading of the Company’s common stock for the period ended December 31, 2008

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended December 31, 2008. As such, there is no meaningful comparison with prior periods.

Nine Months Ended December 31, 2008:

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the nine months ended December 31, 2008 were $3,104,941.  As a result of the foregoing plus the recognition of derivative income of $3,031,101, a loss on the extinguishment of debt for $592,020 and $169,851 net interest expense, we reported a net loss for the nine month period ended December 31, 2008 of $870,220.  Basic and diluted loss per common share is $0.09 based on a weighted average number of common shares outstanding for 9,841,680.

Three Months Ended December 31, 2008:

The Company reported net quarterly revenues of a negative $5,521 which was caused by the amortization of slotting fees (contra revenues) being more than the actual revenues.   Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended December 31, 2008 were $713,577.  As a result of the foregoing plus the recognition of derivative income of $531,766 and $283,418 net interest income, we reported net income for the three month period ended December 31, 2008 of $62,095, basic income per common share of $.01 based on a weighted average number of common shares outstanding for 10,861,777.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with only about one year of operations, we do not have any comparable financial information with prior periods.  The net cash used in operating activities is due to a number of factors.  We reported a net loss of $870, 220 which includes such non-cash items as derivative income of $3,031,101, fair value adjustment gain of convertible notes for $1,137,642 and $592,020 for the recognition of a loss on debt extinguishment. Other non-cash items included the recording of $876,712 in costs for the issuance of common stock and warrants. Net cash flows generated by our operating activities were inadequate to cover our working capital needs for the period ended December 31, 2008, and we had to rely on new convertible debt financings to cover operating expenses.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Cash used in the period ended December 31, 2008 for investing activities was $35,964 for equipment purchases and trademark costs.

Net cash provided by our financing activities for the period ended December 31, 2008 was $716,728.  This is primarily attributed to proceeds received from the short-term bridge loans for $757,666 and the receipt of $100,000 for the last tranche of the October, 2007 subscription.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On December, 18, 2008, we borrowed $50,000 from one investor.  We agreed to repay fifty percent (50%) on December 28, 2008 and fifty percent (50%) on March 29, 2009.   During January, 2009, those particular due dates were extended until July 1, 2009, and we issued 141,667 class A warrants at an exercise price of $.50 as consideration for such extension.

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

We have generated negligible revenues to date from product sales. Our accumulated deficit as of December 31, 2008 is $6,074,268.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.   CONTROLS AND PROCEDURES

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

Item 3. Defaults on Senior Securities

As of December 31, 2008, the Company was in default in paying the October-2007, January-2008, February-2008, September-2008 and December-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to July 1, 2009.

As of December 31, 2008, the Company was in default in paying the April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 10 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	***
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17) (10)(18)	Form of Class A Warrant, September 2008 Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	***	x
(21)	Subsidiaries of Registrant	*
(23)(1)	Consent of Lazar Levine & Felix LLP
*  previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)
** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-QSB (SEC Accession Number 0001144204-08-008934)
*** filed with the Commission on November 19, 2008 as Exhibits 10.14-10.17 to Form 10-QSB (SEC Accession Number 0001144204-08-0063995)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)

Date: February 23, 2009

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	President	2/23/09
Roy G. Warren

/s/ Tommy E. Kee	Chief Financial Officer and	2/23/09
Tommy E. Kee	Treasurer