Form 10-Q/A
period 2008-12-31
Attitude Drinks Inc.
filed 2009-03-05
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 14,330,121 shares issued and outstanding as of March 5 , 2009

EXPLANATORY NOTE.

Attitude Drinks Incorporated (the "Company") originally filed its Form 10-Q for the quarter ended December 31, 2008 on February 23, 2009. At the time of such filing, the Company's registered independent auditors Parente Randolph, LLC had not yet completed its SAS 100, "Interim Financial Information." review of the Company's interim financial statements included in the Form 10-Q. Parente Randolph has since completed its review of the Company's interim financial statements contained in the Company's Form 10-Q for the quarter ended December 31, 2008, and there were no significant changes to the interim financial statements or to the other disclosures contained in the original filing of the Form l0-Q. The Form 10-Q is being amended at this time to include Parente Randolph's report with respect to such unaudited interim financial statements as Exhibit 99.1. In addition, Parente issued a letter acknowledging its awareness of the use of its report, which is filed as Exhibit 15.1. In addition, the certifications of the Company's chief executive officer and chief financial officer are being re-filed with a current date in this amendment.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Balance Sheets – December 31, 2008 (unaudited) and March 31, 2008	4
	Statements of Operations – Three Months Ended December 31, 2008 and 2007, Nine Months Ended December 31, 2008 and the Periods from Inception (June 18, 2007) to December 31, 2007 and 2008 (unaudited)	5
	Statements of Cash Flows – Nine Months Ended December 31, 2008 and the Periods from Inception (June 18, 2007) to December 31, 2007 and 2008 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information/Subsequent Events	41

Item 6.	Exhibits	42

SIGNATURES		43

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	March 31, 2008
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$8,783	$3,737
Inventories	114,656	111,845
Deferred financing costs, net	303,756	-
Prepaid expenses and other current assets	80,463	82,417
TOTAL CURRENT ASSETS	507,658	197,999

FIXED ASSETS, NET	50,035	29,210
OTHER ASSETS:
Deferred financing costs, net	-	498,986
Trademarks, net	505,411	19,212
Deposits and other	24,390	23,223

TOTAL OTHER ASSETS	529,801	541,421

TOTAL ASSETS	$1,087,494	$768,630

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,114,201	$477,690
Accrued liabilities	2,373,265	695,604
Derivative liabilities	170,267	2,649,424
Short-term bridge loans payable	388,000	-
Convertible notes payable – current portion	1,335,616	526,851
Loans payable to related parties	47,963	47,963
TOTAL CURRENT LIABILITIES	5,429,312	4,397,532

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	-	707,430
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	-	75
Common stock, par value $0.001, 100,000,000 shares authorized, 9,614,121 and 8,060,600 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	9,614	8,061
Additional paid-in capital	1,722,836	859,580
Deficit accumulated during the development stage	(6,074,268)	(5,204,048)

TOTAL STOCKHOLDERS' (DEFICIT)	(4,341,818)	(4,336,332)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$1,087,494	$768,630

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
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has $29,008 in revenues for the nine months ended December 31, 2008 a working capital deficit of $4,921,654 as of December 31, 2008 and has incurred losses to date resulting in an accumulated deficit of $6,074,268, including derivative losses/income.   These factors create substantial doubt about the Company's ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 5.   Derivative Liabilities (Continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through December 31, 2008:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through December 31, 2008
Day-one derivative losses:
$600,000 Face Value Convertible Note Financing	$(2,534,178)
$500,000 Face Value Convertible Note Financing	(899,305)
$100,000 Face Value Convertible Note Financing	(1,285,570)
$100,000 Face Value Convertible Note Financing	(12,700)
Total day-one derivative losses:	$(4,731,753)
Derivative income (expense):
$600,000 Face Value Convertible Note Financing	$2,346,419
$500,000 Face Value Convertible Note Financing	898,182
$100,000 Face Value Convertible Note Financing	1,045,635
$120,000 Face Value Short Term Bridge Loan Financing	277,100
$120,000 Face Value Short Term Bridge Loan Financing	108,600
$ 60,000 Face Value Short Term Bridge Loan Financing	54,300
$ 33,000 Face Value Short Term Bridge Loan Financing	138,550
$ 55,000 Face Value Short Term Bridge Loan Financing	60,600
$243,333 Face Value Convertible Note Financing	122,503
$ 60,833 Face Value Convertible Note Financing	1,615
Total income (expense) arising from fair value adjustments	$5,053,504

Net Derivative Income	$321,751

Interest income (expense) from instruments recorded at fair value under SFAS 155:
$600,000 Face Value Convertible Note Financing	$478,335
$500,000 Face Value Convertible Note Financing	280,931
$100,000 Face Value Convertible Note Financing	299,270
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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2008

Note 10. Subsequent Events (Continued):

In addition to the above notes payable, the Company received waivers of default and extension of the due dates on the April, 2008, May, 2008 and August, 2008 bridge loan notes payable until April 30, 2009.  The company agreed to reduce the exercise price of the applicable warrants from $.50 to $.05 for these due date extensions. The Company also issued 666,000 restricted shares of common stock plus 666,000 class A warrants at the exercise price of $.05 with an issue life of five years .

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

Item 5. Other Information/Subsequent Events

See Note 10 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	***
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17)	Form of Class A Warrant, September 2008	***
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.		×
(15)(1)	Acknowledgement Letter from Parente Randolph, LLC		×
(21)	Subsidiaries of Registrant	*
(23)(1)	Consent of Lazar Levine & Felix LLP
(99)(1)	Report of Parente Randolph LLC on the Company's Interim Financial Statements		×

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

Date:  March 5 , 2009

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	President	03/05/09
Roy G. Warren

/s/ Tommy E. Kee	Chief Financial Officer and	03/05/09
Tommy E. Kee	Treasurer