Form 10-K
period 2009-03-31
Attitude Drinks Inc.
filed 2009-08-14
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009
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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

The issuer's revenues for its most recent fiscal year were $23,653.

The aggregate market value of the voting stock held by non-affiliates of the issuer on August 12, 2009, based upon the $.0308 per share close price of such stock on that date, was $429,189 based upon 13,934,696 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of August 12, 2009 was 18,088,710.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

TABLE OF CONTENTS

		Page
PART I

ITEM 1	Business	3
ITEM 2	Properties	7
ITEM 3	Legal Proceedings	7
ITEM 4	Submission of Matters to a Vote of Security Holders	7

PART II

PART III

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	25

	Signatures	26

	Financial Statements and Financial Statement Schedules

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

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. The telephone number is 561-799-5053.  Our company’s common stock shares (OTCBB: ATTD) began trading in June, 2008.

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

Nature of Business
Currently we are a development stage company, and our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in three fast growing segments: energy drinks, functional dairy and milk/juice blends. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

The Business
Since 2001, we have been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which is a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provides a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product is Carolina Beer & Beverage LLC in Mooresville, North Carolina, and our co-packer for our new dairy based products will be O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York. We have strategic relationships for flavor and the supply of ingredients with such companies as Flavor & Fragrance Specialties in New Jersey, Fortitech, Inc. in New York, Lakeside Food Sales, Inc. in Illinois and NutraGenesis LLC in Vermont. Other relationships for raw materials are with Rexam Beverage Can Company in Illinois and Ball Corporation in Colorado.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues. During April 16, 2008, we entered into a Strategic Relationship and Supply Agreement with NutraGenesis LLC for the protected supply of Essentra® and other specific product blends. In return for this loyalty and partnership, we issued 100,000 warrants at a strike price of $.75, expiring in five (5) years for this agreement.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We started development on our second product which will be branded as “Phase III™ Recovery” and will be introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product will contain 35 grams of protein that are naturally inherent in ultra filtered milk.  The product will be packaged as a retort processed shelf stable dairy-based 100% milk based sports recovery drink in two or three flavors in new, state of the art, eco-friendly convenient re-sealable 14.5 oz aluminum bottles. We expect to finalize the packaging and graphic development for this product by early summer of 2009 with expected sales to occur in late summer of 2009.  Storage, distribution and sale of this product can be done at room temperature.

We expect to develop our third new product which will be called “just!™ Metabolic Health” and will be introduced as a retort shelf stable 100% milk based metabolic health drink in several flavors in new state of the art, eco-friendly convenient re-sealable 8 oz aluminum bottles. This product is based on recently announced scientific studies from Dr. Michael Zemel, Director of the University of Tennessee Nutrition Institute and founder of Nutraceutical Discoveries, Inc. This product will use Dr. Zemel’s discovery of Innutria®, a patented blend of ingredients naturally occurring in milk that delivers powerful metabolic health benefits, which aids in weight management and fat burn and protects against oxidative and inflammatory stress. We have the exclusive license to use Innutria® in dairy products.

We expect to complete the development of our packaging and graphics during the late summer of 2009 with expected sales to be generated in the fall of 2009.   Just like the Phase III™ Recovery product, this product can be stored, distributed and retailed at room temperature.

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk and fruit blend meal replacement in various flavors.  This product is expected to be developed and marketed in early 2010. We also will consider an option to introduce VisViva™ Natural in early 2010 which will be a new product that is geared to “green living” and will be formulated with all natural products.  This product will be sold as a “focus” drink.

In House Intellectual Property
Applications for trademarks for the energy drink Vis Viva™, IQZOL™, Phase III™ and just!™ have been filed with the U.S. Trademark Service which approvals are pending.

While working on trademark and brand development for the dairy platform of functional drinks and protein delivery, we were approached by the owners of the entire intellectual property portfolio once developed and commercialized at Bravo Brands, Inc. On August 8, 2008, we entered into an Asset Purchase Agreement with RFC BB Holdings, LLC (seller) with a $507,500 secured convertible promissory note to purchase the right, title and interest to this intellectual property portfolio, notably “Slammers” and “Blenders”.

Third Party License Agreement

Sub-license Agreement
On August 19, 2008, we signed an exclusive, non transferable sub-license agreement with Nutraceutical Discoveries, Inc. (licensor) for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages.  We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology. The agreement will terminate on December 31, 2011, unless earlier terminated.  The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies.  The contract calls for payment of royalties equal to 5.75% of the Net Sales (as defined) of any such developed products which are expected to occur in 2009.  Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 of which $34,000 has not been paid as of March 31, 2009.  Minimum  royalties to pay in calendar year 2009 will be $462,500 and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. We also issued 350,000 stock options at an exercise price of $.65 per option.  No other royalty payments have been made at this time.

Production Contracts/Administration
Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc.  On December 16, 2008, the company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new dairy-based products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B., the facility by the company.  Costs of such production and expected time lines are still in the planning stages and also are related to the final sign-offs of the final formulas for such products.

Industry Trends
We are a start up beverage brand-development company that was formed to exploit the accelerating shift in beverage consumption patterns of Americans. Consumers are embracing two distinct trends which have redefined the ever-growing single serve beverage industry. First, consumers representing all demographics are purchasing fewer “empty-calorie”, sugar sweetened, carbonated beverages, a trend that has continued for the last seven years. Second, consumers are demanding drinks with functionality, delivering either nutritional or experiential impact. During recent years, beverage consumers have demonstrated growing enthusiasm to pay significant premiums for these functional beverages while exhibiting passionate brand loyalty to the brands.

Management has extensive experience innovating functional products and pioneered the milk-based platform of this beverage “revolution” working with Coca-Cola Enterprises (CCE) to launch branded milk beverages nationwide. We enjoy strategic relationships, know-how, creativity and perspective in this space. The three platforms that we will address represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry. These platforms will include energy drinks, functional dairy, liquid supplements and functional water.

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

Market Segment Strategy
As we are a development stage company and have operated for over one year, our future strategy will be to develop our products in the four fast growing segments: energy drinks, functional milk, liquid supplements and functional water. We already have produced our first product, VisViva™, which is an energy drink. We expect to develop two to three new products in the next fiscal year.

We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, thus our response to consumer interest and demand with our next two dairy based products, “Phase III™ Recovery” and “just!™ Metabolic Health” products to be developed later in 2009.

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

The energy drink segment of the beverage industry has attracted many new brands, and estimates indicate there may be as many as 500 new brands created in the past two years. The Beverage Digest Fact Book reports that the top brands for 2006 include Red Bull, Hansen’s, Monster, Full Throttle, PepsiCo (producing Sobe-No Fear, Amp and Sobe Adrenalin Rush) Coke (producing Full Throttle, KMX and Tab Energy), National Beverage (producing Rip It), Fuze, Rockstar and Bawls. The level of business to reach the top ten is approximately $20 million dollars. Red Bull, the leader is estimated to have reached $1.5 billion dollars in U.S. sales during 2006.

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

Strong emphasis will be placed on public relations initiatives in an effort to capture and maintain consumer awareness. Validation of the advanced science behind each introduced brand will provide clear and reliable messaging behind each functional line. Carefully developed and executed focus groups will also be conducted, designed to raise awareness about the true functionality and lifestyle enhancement offered with each innovative line.  We plan to focus on gorilla and grass roots marketing programs, investing in sponsorships and spokespeople in venues of competitive sports and racing activities.  This strategy allows promoters to develop brand essence, communicate directly with spectators and participants and promote trial with consumers directly. This marketing approach, best executed by the Red Bull energy drink brand, escapes the filters that consumers use to reduce messaging. When executed properly, as Red Bull has, this technique defines the brand image while consumers embrace the branding as trend setting entertainment. In addition, we have developed relationships with various health organizations, most notably the American Heart Association and the American Diabetes Association and intend to continue participating in nationwide events and programs supporting the unique causes.

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

Employees
We currently have thirteen full time employees.  Most employees are employed at the corporate office with other sales representatives dispersed throughout the United States.

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

ITEM 3 - LEGAL PROCEEDINGS

Previously we disclosed: Mr. Warren, Mr. Kee and Mr. Edwards all served as executive officers of Bravo! Brands Inc. (“Bravo!”)  On September 21, 2007, Bravo! Brands Inc. reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Case No. 07-17840-PGH.  The filing occurred after Mr. Warren, Mr. Kee and Mr. Edwards ended their relationship with Bravo!. The bankruptcy trustee has named Mr. Warren and Mr. Kee as defendants in an Adversary Complaint for Damages based upon certain allegations.  The proceeding does not involve Attitude and is pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balanced owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. Their claim is for $21,079 plus legal costs whereas our recorded amount is $16,079, resulting in the disagreement of one month of consulting fees.  Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balanced owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750.00. Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock. This amount had already been recorded in our records.  Due to the lack of adequate capital financing, we have not been able to make any cash payments.  We expect to resolve this matter as soon as practical.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at May 31, 2009 was 283.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE

Calendar 2008

First Quarter	Did not trade	Did not trade
Second Quarter	$1.02	$1.02
Third Quarter	$1.10	$0.20
Fourth Quarter	$0.20	$0.01

Calendar 2009

First Quarter	$.05	$.02

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

A registration statement was filed and approved on April 23, 2008 for the sale by the above selling security holders of up to 1,000,000 shares of common stock which is comprised of 300,000 shares of common stock and 700,000 shares of common stock underlying $1,200,000 of convertible notes.  Under the transaction agreements

We entered into a modification agreement on January 27, 2009 to extend the due date of the loans until July 1, 2009.  For this consideration, we reduced the conversion price of the notes from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.  We are in discussion with other investors to extend the due date past July 1, 2009.

Quarter Ended March 31, 2008

On January 8, 2008, we borrowed $520,000 from three investors, all unrelated entities.  We agreed to repay these notes out of the proceeds from the Second Closing under the Subscription Agreement dated October 23, 2007 or on May 7, 2008 which we did pay $260,000 of these borrowings in February, 2008. We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000.  If our common stock should experience 20 consecutive trading days with (i) a closing bid price of $5.00 per share and (ii) volume of greater than 100,000 shares, then we can force the holders to accept shares of our common stock in lieu of cash to repay the notes. We entered into a Modification and Waiver Agreement with these investors in June, 2008 to extend the due date for the remaining $260,000 until July 15, 2008 for an aggregate of 195,000 additional shares of common stock, valued at $198,900 which were recorded as financing costs.  During September 2008, we entered into another Modification, Waiver and Consent Agreement to extend the maturity date to the sooner of January 31, 2009 or the closing of another funding by increasing the notes by a total of $52,000 or 20%, 5% for accrued interest plus 15% to subscribers for not exercising their rights to accelerate the maturity date of the notes.  On October 13, 2008, one of the original debt holders sold its debt holdings for $150,000 to another company whereas the acquiring company will be deemed the Subscriber in the original Subscription Agreement and will be entitled to all rights and responsibilities with respect to the debt of $217,674.  During January, 2009, we entered into another modification agreement to extend the due date from January 31, 2009 until July 1, 2009 whereby the loans can be converted to shares of the Company’s common stock at $.05.  We are in discussion with these investors to extend the due date past July 1, 2009.

On February 15, 2008, we had a second $500,000 closing out of a possible $600,000 in connection with the above October 23, 2007 Securities Purchase Agreement.    As part of this agreement, we issued $500,000 of the 10% convertible notes plus 1,515,151 Class A warrants at $.50.   One of the accredited investors is Roy Warren, our Chairman and CEO.  We used $260,000 from this financing in order to pay one half (1/2) of the above January 8, 2008 financing.  The remaining unpaid $100,000 amount of the second tranche was received on June 26, 2008 less $8,000 for due diligence fees as this amount is subject to the same terms as the above $500,000 financing.  This latest investor received 303,030 Class A warrants at $.50.  We entered into a modification agreement on January 27, 2009 to extend the due date of the loans until July 1, 2009.  For this consideration, we reduced the conversion price of the notes from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.  We are in discussion with these investors to extend the due date past July 1, 2009.

Quarter Ended June 30, 2008

On April 2, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase 200,000 shares of our common stock and additional warrants to purchase another 200,000 shares of our common stock, representing an aggregate 400,000 shares.  On June 23, 2008, we extended the due date from June 30, 2008 to July 30, 2008 by the issuance of warrants to purchase another 100,000 share of our common stock and additional warrants to purchase another 100,000 shares of our common stock as consideration for this extension.  During the quarter ended September 30, 2008, we issued 240,000 shares of restricted stock to extend the terms of the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 240,000 shares of restricted stock and additional warrants to purchase another 240,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 9, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrant to purchase 200,000 shares of our common stock and additional warrants to purchase another 200,000 share of our common stock, representing an aggregate 400,000 shares. During the quarter ended September 30, 2008, we issued warrants indexed to 200,000 shares of common stock to extend the terms of the note until August 10, 2008, and we further extended the note until December 16, 2008 by issuing 240,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 240,000 shares of restricted stock and additional warrants to purchase another 240,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 14, 2008, we entered into another financing arrangement that provided for the issuance of $60,000 face value short term bridge loan notes payable, due July 15, 2008, plus warrants to purchase 100,000 shares of our common stock and additional warrants to purchase another 100,000 shares of our common stock, representing an aggregate 200,000 shares.  During the quarter ended September 30, 2008, we issued warrants indexed to 100,000 shares of common stock to extend the terms of the note until August 15, 2008, and we further extended the note until December 16, 2008 by issuing 120,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 120,000 shares of restricted stock and additional warrants to purchase another 120,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On May 19, 2008, we entered into another financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase 100,000 shares of our common stock and additional warrants to purchase another 100,000 shares of our common stock, representing an aggregate 200,000 shares.  On June 23, 2008, we extended the term on the note to July 30, 2008 by issuing additional warrants to purchase 50,000 shares of our common stock and additional warrants to purchase another 50,000 shares of our common stock as consideration.  During the quarter ended September 30, 2008, we issued 66,000 shares of restricted stock to extend the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 66,000 shares of restricted stock and additional warrants to purchase another 66,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On June 26, 2008, we received the last $100,000 payment financing (third closing) from the October 23, 2007 Subscription Agreement for $1,200,000 as convertible notes with 303,030 Class A and B warrants.  We extended the due date of this loan until July 1, 2009 and reduced the conversion price of the notes from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.  We are in discussion with these investors to extend the due date.

Quarter Ended September 30, 2008

On August 5, 2008, we entered into a financing arrangement that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase 100,000 share of our common stock at an exercise price of $.50 plus additional warrants to purchase another 100,000 shares of our common stock at an exercise price of $.75, representing an aggregate of 200,000 shares.  The due date of the loan was extended to December 15, 2008 with 110,000 restricted shares of common stock issued as consideration.  Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 110,000 shares of restricted stock and additional warrants to purchase another 110,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On August 8, 2008, we executed a secured convertible promissory note in the aggregate amount of
$507,500 with one lender, an unrelated entity.  The note becomes payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  The holder of this note payable has the right but not the obligation to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $1.00.  We are in discussion with the lender to extend the due date.

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase 566,667 shares of our common stock at an exercise price of $.50 and additional warrants to purchase another 566,667 shares of our common stock at an exercise price of $.75, representing an aggregate of 1,135,334 shares. During the quarter ended December 31, 2008, the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when we issued additional convertible instruments with a lower conversion rate.   During January 2009, the maturity date was extended to July 1, 2009 in which the conversion price of the convertible note was changed from $.165 to $.05.  The first 566,667 warrants were redeemed at $.10 by the company in January 2009 for an aggregate $56,667, payable in the form of another note payable (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 566,667 warrants.   In addition, we incurred a 10% finders’ fee note payable in the amount of $20,000 under the same terms as above except this note did not include any warrants.  We are in discussion with the lenders to extend the due date.

Quarter Ended December 31, 2008

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase 141,667 shares of our common stock at an exercise price of $0.50 and additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  During January 2009, the maturity date was extended to July 1, 2009 in which the conversion price was reduced from $.33 to $.05. The first 141,667 warrants were redeemed at $.10 by the company in January 2009 for an aggregate of $14,167 that was added to the previous January 2009 note payable of $56,667 for a new note payable total of $70,834 (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 141,667 warrants.  We are in discussion with the lender to extend the due date.

Quarter Ended March 31, 2009

On January 27, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 20% (purchase price of $100,000 with the note principal to be $120,000) with interest of fifteen percent (15%).  These convertible notes can be converted into common stock at the conversion price of $.05. The due date is July 27, 2009.  In addition, the company paid total due diligence fees in the amount of 10% or $10,000 in which the due diligence fees will be payable in the form of a convertible note similar to the notes above.  For this financing, we agreed to issue 2,400,000 Class A warrants at the exercise price of $.50 with an issue life of five years.  We are in discussion with the lender to extend the due date.

On January 27, 2009 and as previously mentioned in the above “Quarter Ended December 31, 2008” section, an aggregate 566,667 Class A warrants issued to the holder of the September, 2008 note payable were redeemed at $.10 for an aggregate $56,667, and later this note was increased to $70,834 for the additional redemption of 141,667 warrants at $.10 from the December, 2008 financing for the additional $14,167.  The due date for this $70.834 note payable is July 27, 2009 with an interest rate of 15%.  We are in discussion with the lender to extend the due date.

During February, 2009, the Company entered into an Amendment, Waiver and Consent Agreement with certain subscribers for their consent and approval for the Company to issue another convertible promissory note of the Company at an original discount of 20% (purchase price of $50,000 with the note principal to be $60,000) with interest of fifteen percent (15%).  This note will be combined into the above January 27, 2009 note with the due date to be July 27, 2009.  In addition, the Company agreed to issue 1,200,000 Class A warrants at an exercise price of $.05 with an issue life of five years.  An additional 550,000 restricted shares of the Company’s stock was also issued for this consideration.  We are in discussion with the lender to extend the due date.

On March 30, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 11% (purchase price of $180,000 with the note principal to be $200,000) with interest of twelve percent (12%).  These convertible notes can be converted into common stock at the conversion price of $.05. The due date is December 30, 2009.  For this financing, we agreed to issue 8,333,334 Class A warrants at the exercise price of $.05 with an issue life of five years.

Securities authorized for issuance under equity compensation plans
The October 23, 2007 subscription agreement for the purchase of up to $1,200,000 in promissory convertible notes identified certain excluded issuances such as the issuance of up to 1,000,000 shares of the Company’s common stock until March 31, 2008 to attract key employees at valuation not less than the conversion price and which holders of such securities are not at any time granted registration rights for these 1,000,000 shares.   On March 31, 2008, the Company issued these 1,000,000 shares of the Company’s common stock to certain employees at a value of $.33 (equal to the conversion price of convertible notes in the above referenced subscription agreement) or $330,000.00.  All shares contain a restrictive legend and can only be traded under Rule 144 applications. During December 2008, we rescinded a transaction for the issuance of 900,000 shares of common stock to certain employees and a consultant.  These shares were returned back to the company.  Accordingly, these issuances of common stock shares were disregarded for income tax purposes.

On April 29, 2008, we issued 628,788 shares of our common stock price at a price of $.50 or $314,394 to certain employees (552,121 shares), board directors (48,000 shares) and consultants (28,667 shares) for past due services.  On May 16, 2008, we filed a registration statement on Form S-8 covering the 1,000,000 shares in the stock plan, leaving a total of 371,212 shares to be issued in the future. Later in July and August 2008, we issued a total of 185,000 shares of our common stock under the Form S-8. During December, 2008, we rescinded a transaction for the issuance of 361,367 of these shares to certain employees. These shares were returned back to the company.  Accordingly, these issuances of common stock shares were disregarded for income tax purposes.  Considering all the above transactions, the new total for available shares to be issued under the Form S-8 is 547,479 (original approval of 1,000,000 less issued shares of 628,788 and 185,000 shares plus return of 361,367 shares).

On March 23, 2009, our Board of Directors approved the creation of the March 2009 Stock Option, Compensation and Incentive Plan and caused 20,000,000 shares of the our $.001 par value common stock to be reserved for future issuance under the Plan to employees, directors and other persons associated with the Company.  On March 30, 2009, we issued 17,691,367 non-qualified stock options to employees and certain consultants at an exercise price of $.05.  These options will expire March 31, 2014 and vest immediately to the recipient.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

Since 2001, we have been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred in September 2007.  We are a development stage company with negligible product sales from inception through March 31, 2009.  Our efforts to date have been focused primarily on developing our first energy drink which is called VisViva™ in which sales began in late March 2008.  We have completed research and development work in developing our next two dairy based products which are called “Phase III™ Recovery” and “just! Metabolic Health”. We anticipate the sale of these new products to occur in the third and fourth calendar quarters of 2009.

We will develop additional beverage brands in the non-alcoholic functional beverage category, and we will launch fortified and experiential beverage brands utilizing platforms of milk, tea and juice. We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL™.  This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels thereby revolutionizing the energy experience derived from energy drinks.

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

Summary of Certain Key Events from merger date through March 31, 2009:

Here is a list of the key accomplishments from the merger date through March 31, 2009:

•	Acquisition of Attitude Drink Company, Inc. on September 19, 2007
•	Securities Purchase Agreement on October 23, 2007 to sell up to $1,200,000 of our securities with proceeds received in October, 2007 ($600,000), in February, 2008 ($500,000), and June, 2008 ($100,000)
•	Receipt of net proceeds for $393,500 from January 8, 2008 borrowings
•	Completion of the research and development activities for our first product, VisViva™, with first sales generated in late March, 2008
•	March, 2008 authorization to sell Vis Viva in Duane Reade, largest drug chain in New York City
•	Short term bridge loan financing in April, 2008 for $300,000 face value
•	Short term bridge loan financing in May, 2008 for $33,000 face value
•	FINRA approval of company stock trading on June 18, 2008, OTCBB: ATTD
•	Exclusive license agreement for Innutria® with Dr. Zemel’s Nutraceutical Discoveries group in August, 2008
•	Acquisition of brand names and intellectual in August, 2008 formally marketed b y Bravo Brands! Inc. including Slammers™ and Blenders™
•	Short term bridge loan financing in August, 2008 for $55,000 face value
•	Short term bridge loan financing in September, 2008 for $243,333 face value
•	Signing of co-packer agreement with O-AT-Ka Milk Products Cooperative, Inc. in December, 2008
•	Short term bridge loan financing in December, 2008 for $60,833 face value
•	Short term bridge loan financing in January, 2009 for $120,000 face value
•	Short term bridge loan financing in February, 2009 for $60,000 face value
•	Short term bridge loan financing in March, 2009 for $200,000 face value

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-
Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statements on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with limited public trading of the Company’s common stock for the period ended March 31, 2009

-	Estimating the costs of issued shares of common stock for certain services when there has been limited public trading of the Company’s common stock for the period ended March 31, 2009

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by FAS 133 (“Accounting for Derivative Instruments and Hedging Activities”), these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.  However, under FAS No. 155 (“Accounting for Certain Hybrid Financial Instruments”), we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative.  We believe that fair value measurement of the hybrid convertible promissory notes arising from our various financing arrangements provides a more meaningful presentation of that financial instrument.

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

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is April 1, 2009. Earlier adoption is prohibited.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited.

Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending June 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares, but they are currently classified in liabilities, thus it is not expected that this standard will have a material impact on our financial position, results of operations or cash flows, Accordingly, this standard will be adopted in our quarterly period ended June 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

RESULTS OF OPERATIONS

Revenues

We are a development stage company and generated our first revenues in late March 2008. As such there is no meaningful comparison with prior periods.  Gross revenues for the fiscal period ended March 31, 2009 were $54,684 with slotting expense of $30,050 and discounts of $981 for a net revenue balance of $23,653  as compared to revenues of $1,024 with discounts of $80 for a net revenue balance  of $944 for the fiscal period ended March 31, 2008.  All revenues were generated in the United States.

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

Product and Shipping Costs
March 31, 2009
Product costs	$25,735
Shipping costs	7,997
Inventory obsolescence	42,577
Total	$76,309

Note: March 31, 2008 comparative figures are not material

Operating Expenses
	March 31, 2009	March 31, 2008
Salaries, taxes and employee benefit costs	$1,563,184	$1,076,189
Marketing and promotion	1,430,082	354,356
Consulting fees	159,867	282,411
Professional and legal fees	237,135	201,296
Travel and entertainment	105,329	101,962
Product development costs	2,450	92,500
Other overhead expenses	393,601	157,950
Total operating expenses	$3,891,648	$2,266,664

Note:  The Company is presently a development stage company, as such no material revenues have been reported.  The computation of the percentage to revenues is not representative of expected future normal operations.

Salaries, taxes and employee benefit costs
Beginning in November 2007, we began to hire additional employees due to the Company’s first significant financing which closed in October 2007.  Prior to this time, provided services from certain individuals were treated as consulting fees (see below).  The above expenses related to a range of thirteen to fifteen employees, both in the corporate and field locations.

Marketing and promotion
During February 2008, the Company entered into a relationship with a drag racing company to serve as the primary sponsor of the racing company’s Top Fuel Dragster in the National Hot Rod Association (NHRA) for the 2008 season.  The Company recorded $375,731 in related costs for this program as well as other marketing and promotion programs through the fiscal period ended March 31, 2008 as compared to $1,096,461for the fiscal year ended March 31, 2009.  The program was discontinued for the calendar year of 2009 resulting in no expenses for the fourth fiscal quarter ended March 31, 2009.

Consulting fees
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

Professional and legal fees
These costs relate to the use of outside legal, accounting and auditing firms.

Travel and entertainment
These costs reflect the travel activities of certain corporate employees and sales personnel located throughout the United States in their efforts to develop and market our first product, VisViva™.

Product development costs
These are costs paid to outside agencies for the development of our first product, VisViva™ and our other two new products, Phase III™ and just!™.  The majority of these costs relate to the development of the packaging, labels and sales related brochures for our products.

Other overhead expenses
For the year ended March 31, 2009, the biggest items related to rent expense for $108,155,stock compensation expense for $253,257, $48,493 for investor relations and the rest for corporate overhead.  The majority of these expenses for the year ended March 31, 2008 related to accrued board of directors’ fees for $18,000, public relations costs for $45,100 and rent expense for $21,003.

Derivative Income/(Expense)
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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2009:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through March 31, 2009
Day-one derivative losses:
$ 600,000 Face Value Convertible Note Financing	$(2,534,178)
$ 500,000 Face Value Convertible Note Financing	(899,305)
$ 100,000 Face Value Convertible Note Financing	(1,285,570)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(12,700)
$ 120,000 Face Value Convertible Note Financing	(72,251)
$ 60,000 Face Value Convertible Note Financing	(38,542)
$ 200,000 Face Value Convertible Note Financing	(119,136)
Total day-one derivative losses:	$(4,961,682)
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$2,408,419
$ 500,000 Face Value Convertible Note Financing	932,423
$ 100,000 Face Value Convertible Note Financing	1,052,484
$ 120,000 Face Value Short Term Bridge Loan Financing	278,920
$ 120,000 Face Value Short Term Bridge Loan Financing	110,620
$ 60,000 Face Value Short Term Bridge Loan Financing	55,310
$ 33,000 Face Value Short Term Bridge Loan Financing	139,325
$ 55,000 Face Value Short Term Bridge Loan Financing	62,215
$ 243,333 Face Value Convertible Note Financing	134,424
$ 60,833 Face Value Convertible Note Financing	6,602
$ 120,000 Face Value Convertible Note Financing	8,400
$ 60,000 Face Value Convertible Note Financing	7,080
Total income (expense) arising from fair value adjustments	$5,196,222

Interest income (expense) from instruments recorded at fair value under SFAS 155:
$ 600,000 Face Value Convertible Note Financing	128,684
$ 500,000 Face Value Convertible Note Financing	(10,445)
$ 100,000 Face Value Convertible Note Financing	240,994
$ 120,000 Face Value Convertible Note Financing	(169)
$ 5,000 Face Value Convertible Note Financing	(25)
$ 5,000 Face Value Convertible Note Financing	(25)
$ 60,000 Face Value Convertible Note Financing	(55)
$ 70,834 Face Value Convertible Note Financing	(100)
$358,859

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from three months ended March 31, 2009 and the year ended March 31, 2009.
Our financing arrangements giving rise to derivative financial instruments and the income effects:	Three Months Ended March 31, 2009	Year Ended March 31, 2009
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$62,000	$1,690,346
$ 500,000 Face Value Convertible Note Financing	34,243	926,364
$ 100,000 Face Value Convertible Note Financing	6,849	1,052,484
$ 120,000 Face Value Short Term Bridge Loan Financing	1,820	278,920
$ 120,000 Face Value Short Term Bridge Loan Financing	2,020	110,620
$ 60,000 Face Value Short Term Bridge Loan Financing	1,010	55,310
$ 33,000 Face Value Short Term Bridge Loan Financing	775	139,325
$ 55,000 Face Value Short Term Bridge Loan Financing	1,615	62,215
$ 243,333 Face Value Convertible Note Financing	--	134,424
$ 60,833 Face Value Convertible Note Financing	--	6,602
$ 120,000 Face Value Convertible Note Financing	8,400	8,400
$ 60,000 Face Value Convertible Note Financing	7,080	7,080

Total derivative income (expense) arising from fair value adjustments	$125,812	$4,472,090

	Three Months Ended March 31, 2009	Year Ended March 31, 2009
Interest income (expense) from instruments recorded at Fair value under SFAS 155:
$ 600,000 Face Value Convertible Note Financing	$(349,651)	$(11,490)
$ 500,000 Face Value Convertible Note Financing	(291,376)	(9,576)
$ 100,000 Face Value Convertible Note Financing	(58,275)	240,994
$ 120,000 Face Value Convertible Note Financing	(169)	(169)
$ 5,000 Face Value Convertible Note Financing	(25)	(25)
$ 5,000 Face Value Convertible Note Financing	(25)	(25)
$ 60,000 Face Value Convertible Note Financing	(55)	(55)
$ 70,834 Face Value Convertible Note Financing	(100)	(100)
	$(699,676)	$219,554

Our derivative liabilities as of March 31, 2009, and our derivative income during the quarter ended March 31, 2009 and from inception through March 31, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, and the $200,000 face value convertible note and warrant financing dated March 30, 2009, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

•
In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2009, our management concluded that registration payments are not probable.

Interest and Other Financing Costs:

We recorded interest expense for the period ended March 31, 2009 in connection with our debt obligations (mainly a total of $1,200,000 in face value convertible promissory notes financing) at 10% interest.  We also recorded the amortization of associated deferred finance fees with these convertible note financings.

Net Loss
As we are a development stage company, there are no comparable prior periods to compare financial results.  We reported a net loss for the year ended March 31, 2009 and 2088 of $3,284.056 and $5,089,720, respectively.  The majority of the expenses related to development of the Company, hiring of employees, development and research activities for our first new product, VisViva™, plus the costs associated with the Company’s first major marketing program, NHRA racing, as well as the recognition of the large derivative income expense.  As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
The Company’s basic loss per common share applicable to common stockholders for the period ended March 31, 2009 and 2008 was $(.31) and $(1.11), respectively.  Because the Company experienced a net loss, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2009 and 2008 was 10,633,969 and 4,585,960, respectively.  Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 92,204,639 for March 31, 2009 and 12,798,379 for March 31, 2008.

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

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $250,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

•	Increased employees and related travel costs
•	Required interest payments on our convertible promissory notes payable
•	Increased product development costs for new products, packaging and marketing materials

Material Covenants of Debt Obligations
On April 23, 2008, the Securities and Exchange Commission declared effective a Form S-1 registration statement covering up to 1,000,000 shares of common stock, comprised of 300,000 shares of common stock and 700,000 shares of common stock underlying the October, 2007 Securities Purchase Agreement for $1,200,000 of convertible notes

External Sources of Liquidity:

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants.  At the initial closing, we received gross proceeds of $600,000.  During January, 2009, we entered into an agreement to extend the due date to July 1, 2009 in which the conversion price of the notes payable was changed from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.  We are working on the extension of the debt.

On January 8, 2008, we borrowed $520,000 from three investors.  We agreed to repay these notes out of the proceeds from the Second Closing under the above Securities Purchase Agreement dated October 23, 2007 or on May 7, 2008.  We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000.  In February 2008, we repaid $260,000 representing one half of the above borrowings.  The second half of $260,000 has not been paid, but we entered into a Modification and Waiver Agreement in June, 2008 to extend the due date to July 15, 2008 for an aggregate of 195,000 shares of common stock.  A second extension was completed in September, 2008 to extend the due date from July 15, 2008 until the sooner of January 31, 2009 or the closing of another funding to pay these notes. For this extension, the total payable amount of $260,000 was increased to $312,000.  In addition, a third extension was completed in January, 2009 to extend the due date from January 31, 2009 to July 1, 2009 in which these notes payable were converted to convertible notes payable at an conversion price of $.05.  We are working on the extension of the debt.

On February 15, 2008, we received $500,000 gross proceeds towards the second tranche of $600,000 from the above referenced October 23, 2007 Securities Purchase Agreement.  The remaining $100,000 was received on June 26, 2008, less $8,000 for due diligence fees.  From this gross $500,000 amount, we received net proceeds of $200,000 after paying $260,000 towards the January 8, 2008 borrowings (see above paragraph) as well as $40,000 for due diligence fees. During January, 2009, we entered into an agreement to extend the due date to July 1, 2009 in which the conversion price of the notes payable was changed from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.  We are working on the extension of the debt.

On April 2, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase 200,000 shares of our common stock and additional warrants to purchase another 200,000 shares of our common stock, representing an aggregate 400,000 shares. We received the purchase price of $100,000 as gross proceeds.  On June 23, 2008, we extended the due date from June 30, 2008 to July 30, 2008 by the issuance of warrants to purchase another 100,000 share of our common stock and additional warrants to purchase another 100,000 shares of our common stock as consideration for this extension.  During the quarter ended September 30, 2008, we issued 240,000 shares of restricted stock to extend the terms of the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 240,000 shares of restricted stock and additional warrants to purchase another 240,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 9, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrant to purchase 200,000 shares of our common stock and additional warrants to purchase another 200,000 share of our common stock, representing an aggregate 400,000 shares.  We received the purchase price of $100,000 as gross proceeds. During the quarter ended September 30, 2008, we issued warrants indexed to 200,000 shares of common stock to extend the terms of the note until August 10, 2008, and we further extended the note until December 16, 2008 by issuing 240,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 240,000 shares of restricted stock and additional warrants to purchase another 240,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 14, 2008, we entered into another financing arrangement that provided for the issuance of $60,000 face value short term bridge loan notes payable, due July 15, 2008, plus warrants to purchase 100,000 shares of our common stock and additional warrants to purchase another 100,000 shares of our common stock, representing an aggregate 200,000 shares. We received the purchase price of $50,000 as gross proceeds. During the quarter ended September 30, 2008, we issued warrants indexed to 100,000 shares of common stock to extend the terms of the note until August 15, 2008, and we further extended the note until December 16, 2008 by issuing 120,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 120,000 shares of restricted stock and additional warrants to purchase another 120,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On May 19, 2008, we entered into another financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase 100,000 shares of our common stock and additional warrants to purchase another 100,000 shares of our common stock, representing an aggregate 200,000 shares. We received the purchase price of $30,000 as gross proceeds. On June 23, 2008, we extended the term on the note to July 30, 2008 by issuing additional warrants to purchase 50,000 shares of our common stock and additional warrants to purchase another 50,000 shares of our common stock as consideration.  During the quarter ended September 30, 2008, we issued 66,000 shares of restricted stock to extend the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 66,000 shares of restricted stock and additional warrants to purchase another 66,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On June 26, 2008, we received gross proceeds of $100,000 for the last $100,000 payment financing (third closing) from the October 23, 2007 Subscription Agreement for $1,200,000 as convertible notes with 303,030 Class A and B warrants.  We extended the due date of this loan until July 1, 2009 and reduced the conversion price of the notes from $.33 to $.05 as well as the exercise price of the applicable warrants from $.50 to $.05.

On August 5, 2008, we entered into a financing arrangement with H. John Buckman, Board Director that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase 100,000 share of our common stock at an exercise price of $.50 plus additional warrants to purchase another 100,000 shares of our common stock at an exercise price of $.75, representing an aggregate of 200,000 shares. We received the purchase price of $50,000 as gross proceeds. The due date of the loan was extended to December 15, 2008 with 110,000 restricted shares of common stock issued as consideration.  Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $.50 to $.05 as well as issuing 110,000 shares of restricted stock and additional warrants to purchase another 110,000 shares of our common stock at $.05 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase 566,667 shares of our common stock at an exercise price of $.50 and additional warrants to purchase another 566,667 shares of our common stock at an exercise price of $.75, representing an aggregate of 1,135,334 shares. We received the purchase price of $200,000 as gross proceeds. During the quarter ended December 31, 2008, the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when we issued additional convertible instruments with a lower conversion rate.   During January 2009, the maturity date was extended to July 1, 2009 in which the conversion price of the convertible note was changed from $.165 to $.05.  The first 566,667 warrants were redeemed at $.10 by the company in January 2009 for an aggregate $56,667, payable in the form of another note payable (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 566,667 warrants.   In addition, we incurred a 10% finders’ fee note payable in the amount of $20,000 under the same terms as above except this note did not include any warrants.  We are working on the extension of the debt.

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase 141,667 shares of our common stock at an exercise price of $0.50 and additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  We received the purchase price of $50,000 as gross proceeds. During January 2008, the maturity date was extended to July 1, 2009 in which the conversion price was reduced from $.33 to $.05. The first 141,667 warrants were redeemed at $.10 by the company in January 2009 for an aggregate of $14,167 that was added to the previous January 2009 note payable of $56,667 for a new note payable total of $70,834 (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 141,667 warrants.  We are working on the extension of the debt.

On January 27, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 20% (purchase price of $100,000 with the note principal to be $120,000) with interest of fifteen percent (15%).   We received the purchase price of $100,000 as gross proceeds. These convertible notes can be converted into common stock at the conversion price of $.05. The due date is July 27, 2009.  In addition, the company paid total due diligence fees in the amount of 10% or $10,000 in which the due diligence fees will be payable in the form of a convertible note similar to the notes above.  For this financing, we agreed to issue 2,400,000 Class A warrants at the exercise price of $.50 with an issue life of five years.  We are working on the extension of the debt.

On January 27, 2009 and as previously mentioned in the above “Quarter Ended December 31, 2008” section, an aggregate 566,667 Class A warrants issued to the holder of the September, 2008 note payable were redeemed at $.10 for an aggregate $56,667, and later this note was increased to $70,834 for the additional redemption of 141,667 warrants at $.10 from the December, 2008 financing for the additional $14,167.  The due date for this $70.834 note payable is July 27, 2009 with an interest rate of 15%.  We are working on the extension of the debt.

During February, 2009, the Company entered into an Amendment, Waiver and Consent Agreement with certain subscribers for their consent and approval for the Company to issue another convertible promissory note of the Company at an original discount of 20% (purchase price of $50,000 with the note principal to be $60,000) with interest of fifteen percent (15%). We received gross proceeds from the purchase price of $50,000.  This note will be combined into the above January 27, 2009 note with the due date to be July 27, 2009.  In addition, the Company agreed to issue 1,200,000 Class A warrants at an exercise price of $.05 with an issue life of five years.  An additional 550,000 restricted shares of the Company’s stock was also issued for this consideration.  We are working on the extension of the debt.

On March 30, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 11% (purchase price of $180,000 with the note principal to be $200,000) with interest of twelve percent (12%).  We received the purchase price of $180,000 as gross proceeds. These convertible notes can be converted into common stock at the conversion price of $.05. The due date is December 30, 2009.  For this financing, we agreed to issue 8,333,334 Class A warrants at the exercise price of $.05 with an issue life of five years.

Information about our cash flows
	March 31, 2009	March 31, 2008
Cash provided by (used in):
Operating activities	$(993,039)	$(1,072,481)
Investing activities	(39,473)	(51,019)
Financing activities	1,148,412	1,127,237

For the year ended March 31, 2009, the net cash used in operating activities is due to a number of factors.  We reported a net loss of $3,284,056 as well as a non-cash derivative income of $2,943,890 which were somewhat offset by an increase of $1,125,804 for the loss on debt extinguishment,  Changes in accounts payable and accrued expenses contributed to a increase in cash used by operating activities of $2,712,846.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ended March 31, 2009, and we had to rely on new convertible debt financings to cover operating expenses.

Cash used in the period ended March 31, 2009 for investing activities was $39,473 for equipment purchases and trademark costs.

Net cash provided by our financing activities for the period ended March 31, 2009 was $1,148,412.  This is primarily attributed to proceeds received from short term bridge loans for $1,225,000 less financing costs.

For the year ended March 31, 2008, the net cash used in operating activities was $1,072,481.  This was caused by the reported net loss of $5,089,720 that included an offset of non-cash derivative expense of $2,703,350.  Changes in accounts payable and accrued expenses contributed to a decrease of in cash used by operating activities of $844,531.

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

We have generated no significant revenues to date from product sales.  Our accumulated deficit as of March 31, 2009 is $8,373,776.  This was primarily as a result of expenses incurred for salaries and wages, consultants (used for the development of new beverage brands) as well as legal and accounting fees plus the recognition of $1,125,804 in losses on the extinguishment of debts.  We also expect to continue to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future.  Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We have a limited operating history upon which to base an investment decision.

Our subsidiary, ADCI, which is the operating entity, was incorporated in June 2007, and as such our operating history is short.  From inception to March 31, 2009, our operating losses aggregate $8,373,776.  We expect to incur additional operating losses for the immediate near future.  These factors, among others, raise significant doubt about our ability to continue as a going concern.  If we are unable to generate sufficient revenue from our operations to pay expenses, or we are unable to obtain additional financing on commercially reasonable terms, our business, financial condition and results of operations will be materially and adversely affected.

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

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2009 and 2008 are contained on Pages F-1 to F-26 which follows.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Attitude Drinks Incorporated and subsidiary (a development stage company) as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2009 and for the period from, June 18, 2007 (Inception) to March 31, 2008, and for the period from June 18, 2007 (Inception) to March 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2009 and 2008 and the results of their operations and cash flows for the years ended March 31, 2009  and for the period from, June 18, 2007 (Inception) to March 31, 2008, and for the period from June 18, 2007 (Inception) to March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements and discussed in Note 2 of the accompanying financial statements, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Tampa, Florida
August 14, 2009

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED BALANCE SHEET

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$119,637	$3,737
Accounts receivable, net of allowance for doubtful accounts of $957 for March 31, 2009	5,540
Inventories, net of reserve for obsolescence of
$43,102 for March 31, 2009	95,259	111,845
Deferred financing costs, net	203,842
Prepaid expenses	111,343	19,030
Total current assets	535,621	134,612

Fixed assets	44,657	29,210

Other assets:
Deferred financing costs – net	-	498,986
Trademarks – net	529,789	19,212
Deposits and other	24,389	23,223
	554,178	541,421
Total assets	$1,134,456	$705,243

Liabilities and Stockholders’ Deficit

Current liabilities:
	$477,6
Accounts payable	$1,145,348	$392,928
Accrued liabilities	2,667,557	602,651
Convertible notes payable, current portion	3,041,727	526,851
Short-term bridge loans payable	388,000
Loans payable to related parties	46,463	47,963
Derivative liabilities	123,279	2,649,424
Total current liabilities	7,412,374	4,219,817

Convertible notes payable – net of current portion		707,430
Commitments and contingencies
Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding at March 31, 2009 and March 31, 2008 respectively		75
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 14,400,121 and 8,060,600 shares issued and outstanding at March 31, 2009 and March 31, 2008 respectively	14,400	8,061
Additional paid-in capital	2,081,458	859,580
Deficit accumulated during the development stage	(8,373,776)	(5,089,720)
Total stockholders’ deficit	(6,277,918)	(4,222,004)
Total liabilities and stockholders’ deficit	$1,134,456	$705,243

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31, 2009	From Inception (June 18, 2007) to March 31,2008	Development Stage Period From Inception (June 18, 2007) to March 31, 2009

REVENUES:
Net revenues	$23,653	$944	$24,597
Product and shipping costs	(76,309)	(434)	(76,743)
GROSS PROFIT	(52,656)	510	(52,146)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	1,563,184	1,076,189	2,639,373
Marketing and promotion	1,430,082	354,356	1,784,438
Consulting fees	159,867	282,411	442,278
Professional and legal fees	237,135	201,296	438,431
Travel and entertainment	105,329	101,962	207,291
Product development costs	2,450	92,500	94,950
Other operating expenses	393,601	157,950	551,551
	3,891,648	2,266,664	6,158,312

LOSS FROM OPERATIONS	(3,944,304)	(2,266,154)	(6,210,458)

OTHER INCOME (EXPENSES):
Derivative income (expense)	2,943,890	(2,709,350)	234,540
Loss on extinguishment of debt	(1,125,804)	-	(1,125,804)
Interest and other financing costs	(1,157,838)	(114,216)	(1,272,054)
	660,248	(2,823,566)	(2,163,318)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(3,284,056)	(5,089,720)	(8,373,776)
Provision for income taxes	-	-	-

NET INCOME (LOSS)	$(3,284,056)	$(5,089,720)	$(8,373,776)

Basic income/(loss) per common share	$(.31)	$(1.11)

Diluted income/(loss) per common share	$(.31)	$(1.11)
Weighted average common shares outstanding – basic	10,633,969	4,585,960

Weighted average common shares outstanding – diluted	10,633,969	4,585,960

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock			Deficit Accumulated
	Shares	Amount	Shares	Amount	Additional Paid In Capital	During the Development Stage	Total
Balance at Inception June 18, 2007	-	$-	-	$-	$-	$-	$-
Issuance of common stock for cash	-	-	100,000	100	2,400	-	2,500
Recapitalization adjustment as a result of merger transaction	75,000	75	4,900,000	4,900	(171,521)	-	(166,546)
Issuance of common stock for services	-	-	1,500,000	1,500	493,500	-	495,000
Warrants issued for investment banker agreement	-	-	-	-	21,762	-	21,762
Finders’ fees for financing	-	-	1,560,600	1,561	513,439	-	515,000
Net loss	-	-	-	-	-	(5,089,720)	(5,089,720)

Balance, March 31, 2008	75,000	$75	8,060,600	$8,061	$859,580	$(5,089,720)	$(4,222,004)

Issuance of common stock for
debt modifications	-	-	5,797,000	5,797	199,002	-	204,799
Issuance of common stock for services	-	-	52,521	52	234,908	-	234,960
Issuance of non financing stock options and warrants	-	-	-	-	636,058	-	636,058
Exchange of preferred stock to common stock	(75,000)	(75)	450,000	450	(375)	-	-
Extinguishment of Debt	-	-	-	-	94,141	-	94,141
Finders’ fees for financing	-	-	40,000	40	58,144	-	58,184
Net loss	-	-	-	-	-	(3,284,056)	(3,284,056)

Balance, March 31, 2009	-	$-	14,400,121	$14,400	$2,081,458	$(8,373,776)	$(6,277,918)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended March 31, 2009	From Inception (June 18, 2007) to March 31, 2008	Development Stage Period From Inception (June 18, 2007) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,284,056)	$(5,089,720)	$(8,373,776)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	17,035	2,597	19,632
Amortization of deferred financing costs	477,357	155,650	633,007
Compensatory stock and warrants	929,202	516,762	1,445,964
Derivative expense/(income)	(2,943,890)	2,709,350	(234,540)
Fair value adjustment of convertible note	(414,426)	(139,305)	(553,731)
Loss on debt extinguishment	1,125,804	-	1,125,804
Amortization of debt discount	471,234	76,125	547,359
Loss on disposal of fixed assets	3,914	-	3,914
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99,105)	(36,626)	(135,731)
Accounts receivable	(5,540)	-	(5,540)
Inventories	16,586	(111,845)	(95,259)
Accounts payable and accrued liabilities	2,712,846	844,531	3,557,377
Net cash used in operating activities	(993,039)	(1,072,481)	(2,065,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,973)	(19,327)	(29,300)
Trademarks	(29,500)	(31,692)	(61,192)
Net cash used in investing activities	(39,473)	(51,019)	(90,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	1,530,000	1,630,000
Proceeds from short-term bridge loans payable	1,225,000	-	1,225,000

Costs associated with financing	(176,588)	(145,263)	(321,851)
Repayment of notes	-	(260,000)	(260,000)
Capital contribution – common stock	-	2,500	2,500

Net cash provided by financing activities	1,148,412	1,127,237	2,275,649
NET INCREASE IN CASH AND CASH EQUIVALENTS	115,900	3,737	119,637
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,737	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,637	$3,737	$119,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$45,000	$45,000
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Purchase of intangible assets with note payable	$507,500	$-	$507,500
Payment of financing fees with common stock and warrants	$58,184	$-	$58,184
Debt modifications through issuance of common stock	$298,940	$-	$298,940

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

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
For the Years Ended March 31, 2009 and 2008

Note 2 -              Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred operating losses of $8,373,776 and negative cash flows from operations of $2,065,520 since inception of the operating subsidiary, June 18, 2007 to March 31, 2009 and has a significant working capital deficiency in the amount of $6,876,753 at March 31, 2009. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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
For the Years Ended March 31, 2009 and 2008

Note 3 -              Significant Accounting Policies (Continued):

(c)	Business Segment and Geographic Information:

The Company operates in one dominant industry segment that it has defined as the energy drink industry.  However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year.

(d)	Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e)	Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market.  Further, the Company’s inventories are perishable.  The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis.   As of March 31, 2009 and 2008, the reserve for inventory obsolescence was $43,102 and $0, respectively.  The components of inventories as of March 31, 2009 and March 31, 2008 are below:

	March 31, 2009	March 31, 2008
Finished goods	$105,595	$70,226
Reserve for obsolescence	(43,102)	-
Raw materials	32,766	41,619
	$95,259	$111,845

(f)	Fixed Assets:

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

The costs associated with the financing transactions are reflected as deferred financing costs and are being amortized over the term of the related notes payable.  Amortization expense for the year ended March 31, 2008 totaled  $161,088. The deferred finance costs have since been reclassified in 2009 to current assets due to the short nature of the deferred finance costs.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 3 -              Significant Accounting Policies (Continued):

(h)	Intangible Assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of trademarks.  These assets are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s intangible assets as of March 31, 2009 and March 31, 2008:

	March 31, 2009	March 31, 2008
Trademark costs	$530,924	$19,326
Less accumulated amortization	(1,135)	(114)
Total Intangible Assets	$529,789	$19,212

Amortization expense amounted to $6,897 and $114 for the year ended March 31, 2009 and March 31, 2008, respectively.

(i)	Impairment of Long-Lived Assets:

Our long-lived assets consist principally of intangible assets (trademarks) and to a much lesser extent, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets’ (“FAS 144”).  FAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  No evaluation was necessary for the fiscal period ended March 31, 2009 and March 31, 2008.

(j)	Financial Instruments:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 3 -              Significant Accounting Policies (Continued):

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 Accounting for Certain Hybrid Financial Instruments, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009 and March 30, 2009 financing arrangements provide a more meaningful presentation of that financial instrument.

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

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. There were no recorded and/or paid slotting fees for the period ended March 31, 2008; however we did record slotting fees for $30,050 for the year ended March 31, 2009 which are recorded as reductions to the reported revenue.  The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and are immaterial for the year ended March 31, 2009 and 2008.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 3 -              Significant Accounting Policies (Continued):

(l)	Income Taxes:

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization.

We have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48).  There was no impact on our consolidated financial position, results of operations or cash flows for the year ended March 31, 2008 and 2009 and for the period then ended as a result of implementing FIN 48, and we did not have any unrecognized tax benefits at March 31, 2009 and March 31, 2008.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  For the year ended March 31, 2009 and 2008, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $7,997 and $202 for the year ended March 31, 2009 and 2008, respectively.

(m)	Loss Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2009 and 2008, respectively, potential common shares arising from the our stock warrants, stock options and convertible debt amounting to 92,204,639 shares for 2009 and 12,793,379 for 2008 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

(n)	Recent Accounting Pronouncements Affecting the Company:

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  SFAS 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The effective date therefore is April 1, 2009. Earlier adoption is prohibited.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and132(R) (“SFAS 158”).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on our financial position, results of operations or cash flows because we do not have a defined benefit plan for our employees.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements Liabilities –an Amendment of ARB No. 51. This statement amends ARB No. 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 will change the classification and reporting for minority interest and non-controlling interests of variable interest entities.  Following the effectiveness of SFAS 160, the minority interest and non-controlling interest of variable interest entities will be carried as a component of stockholders’ equity. Accordingly, upon the effectiveness of this statement, we will begin to reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and earlier adoption is prohibited. Since we do not currently have Variable Interest Entities consolidated in our financial statements, adoption of this standard is not expected to have a material effect.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS 161”).  SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. We are currently evaluating the impact of SFAS 161, if any, will have on our financial position, results of operations or cash flows. This standard will affect the disclosures in our financial statements to provide the required information.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material effect on its financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, Accounting for Contingencies.  FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The adoption of EITF 00-19-02 did not have a material impact on our financial position, results of operations or cash flows, because we have no current transactions that embody Registration Payment Arrangements, as defined in the standard.

In April 2008, the FASB issued FSP No. FAS 142-3 Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company is currently evaluating the impact of FSP 142-3 on its financial position, results of operations or cash flows, and believes that the established lives will continue to be appropriate under the FSP.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

In May 2008, the FASB issued FSP Accounting Principles Board 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its financial position, results of operations or cash flows.

In June 2008, the Emerging Issues Task Force issued EITF Consensus No. 07-05 Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which supersedes the definition in EITF 06-01 for periods beginning after December 15, 2008 (our fiscal year ending June 30, 2010). The objective of this Issue is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative in of Statement 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception in paragraph 11(a) of Statement 133 (the “Paragraph 11(a) Exemption). This Issue also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative in Statement 133, for purposes of determining whether the instrument is within the scope of Issue 00-19. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares, but they are currently classified in liabilities, thus it is not expected that this standard will have a material impact on our financial position, results of operations or cash flows, Accordingly, this standard will be adopted in our quarterly period ended June 30, 2009.

In June 2008, the Emerging Issues Task Force issue EITF Consensus No. 08-04 Transition Guidance for Conforming Changes to Issue 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, which is effective for years ending after December 15, 2008 (our fiscal year ending June 30, 2009). Early adoption is not permitted. The overall objective of the Issue is to conform the requirements of EITF 00-27 and Financial Accounting Standard No. 150 with EITF 98-5 to provide for consistency in application of the standard. We computed and recorded a beneficial conversion feature in connection with certain of our prior financing arrangements and do not believe that this standard has any material effect on that accounting.

On April 1, 2009, the FASB issued FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies” (FSP 141R-1). FSP 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will apply the provisions of FSP 141R-1 to future acquisitions.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

On April 9, 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157. This FSP clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly. FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

On April 29, 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements. FSP SFAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The adoption of FSP SFAS 107-1 is not expected to have a material impact on the Company’s consolidated financial statements or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 4 –             Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2009 and 2008:

	March 31, 2009	March 31, 2008
Equipment	$38,465	$17,833
Furniture and fixtures	12,837	12,837
Leasehold improvements	3,954	-
Purchased software	1,022	1,022
	56,278	31,692
Less: accumulated depreciation	(11,621)	(2,482)
Total Fixed Assets	$44,657	$29,210

Depreciation expense aggregated $10,139 and $2,482 for the year ended ended March 31, 2009 and 2008, respectively.

Note 5 –             Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2009 and 2008:
	2009	2008
Accrued payroll and related taxes	$1,650,976	$356,177
Accrued marketing program costs	580,000	-
Accrued professional fees	81,300	199,216
Accrued interest	201,776	32,466
Other expenses	153,505	14,792
Total Accrued Liabilities	$2,667,557	$602,651

Note 6 –             Convertible Notes Payable:

Convertible debt carrying values consist of the following:
	March 31, 2009	March 31, 2008
$ 312,000 Convertible Note Financing, due July 1, 2009 (a)	$312,000	$246,125
$ 600,000 Convertible Note Financing, due July 1, 2009 (b)	657,757	538,994
$ 500,000 Convertible Note Financing, due July 1, 2009 (b)	548,131	449,162
$ 100,000 Convertible Note Financing, due July 1, 2009 (b)	109,626	-
$ 243,333 Convertible Note Financing, due July 1, 2009 (c)	243,333	-
$ 60,833 Convertible Note Financing, due July 1, 2009 (d)	60,833	-
$ 120,000 Convertible Note Financing, due July 27, 2009 (e)	151,300	-
$ 5,000 Convertible Note Financing, due July 27, 2009 (e)	6,322	-
$ 5,000 Convertible Note Financing, due July 27, 2009 (e)	6,322	-
$ 60,000 Convertible Note Financing, due July 27, 2009 (e)	75,157	-
$ 70,834 Convertible Note Financing, due July 27, 2009 (e)	89,310	-
$ 200,000 Convertible Note Financing, due December 30, 2009 (e)	254,136	-
Total convertible notes payable:	2,514,227	1,234,281
$ 507,500 Convertible Note Financing due August 7, 2009 (f)	507,500	-
$ 20,000 Convertible Finders’ Fee Convertible , due July 1, 2009 (c)	20,000	-
Grand total convertible notes payable	3,041,727	1,234,281
Less current maturities	3,041,727	526,851
Long-term convertible notes payable	$-	$707,430

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008
(a) Short term convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans become payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of, the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans. During June, 2008, we entered into a Modification and Waiver Agreement with these investors to extend the maturity date to July 15, 2008 and issued 195,000 shares of common stock as consideration.  During September 2008, we entered into another Modification, Waiver and Consent Agreement with these investors to extend the maturity date to the sooner of January 1, 2009 or the closing of another funding.  For this consideration, we agreed to increase the notes by a total of $52,000 or 20%, 5% for accrued interest plus 15% to subscribers for not exercising their rights to accelerate the maturity dates of the notes.  On January 27, 2009, we entered into another Modification, Waiver and Consent Agreement with these investors to extend the maturity date to July 1, 2009 and to add a conversion option (at the holder’s option).  In exchange for the modification, we agreed to issue 2,800,000 shares of restricted stock.  The modification resulted in an extinguishment loss of $56,000.

(b) $1,200,000 convertible notes payable

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

Financing	Closing date	Shares indexed to note	Series A warrants	Series B warrants
$ 600,000 Face Value Convertible Note Financing	October 23, 2007	1,818,182	2,818,182	2,818,182
$ 500,000 Face Value Convertible Note Financing	February 15, 2008	1,515,152	1,515,151	1,515,151
$ 100,000 Face Value Convertible Note Financing	June 26, 2008	303,030	303,030	303,030
Total		3,636,364	4,636,363	4,636,363

The convertible promissory notes are convertible into common shares based on a fixed conversion price of $0.33, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under FAS133. We chose to value the entire hybrid instrument at fair value under FAS155. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value. We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note xx – Derivative Liabilities.

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with this conversion rate on December 18, 2008.  On January 27, 2009, we entered into a modification of the agreement which reduced the maturity date from October 23, 2009 to July 1, 2009 and changed from a periodic debt payment schedule to full payment of principal and interest on July 1, 2009.  In exchange for this modification, we issued 1,250,000 shares of restricted stock and we agreed to reduce the conversion price of the notes and related warrants to $.05.  This modification resulted in a loss on extinguishment of $379,183.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2009 and March 31, 2008 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note Quarter Ended		Warrants Quarter Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Estimate fair value of the underlying common share	$0.015	$0.25	$0.015	$0.25
Conversion/exercise price	$0.015	$0.33	$0.015-.023	$0.75
Volatility (based upon Peer Group)	--	--	86.57%	109.80%
Term (years)	.25	1.56	3.56	4.56
Risk-free rate	--	--	1.15%	2.46%
Credit-risk adjusted yield	16.32%	7.30%-9.92%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note Quarter Ended		Warrants Quarter Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Estimate fair value of the underlying common share	$0.015	$0.25	$0.015	$0.25
Conversion/exercise price	$0.015	$0.33	$0.015-.023	$0.75
Volatility (based upon Peer Group)	--	--	86.70%	107.70%
Term (years)	.25	1.56	3.89	4.89
Risk-free rate	--	--	1.67%	2.46%
Credit-risk adjusted yield	16.32%	7.30%-9.92%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note Quarter Ended		Warrants Quarter Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Estimate fair value of the underlying common share	$0.015	--	$0.015	--
Conversion/exercise price	$0.05	--	$0.050	--
Volatility (based upon Peer Group)	--	--	84.90%	--
Term (years)	.25	--	4.24	--
Risk-free rate	--	--	1.55%	--
Credit-risk adjusted yield	16.32%	--	--	--
Dividends	--	--	--	--

(c) $243,333 convertible notes payable

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 567,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 567,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 1,135,334 shares.  The note is convertible, only at the Company’s option, into Common Stock at $.165 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, 50% of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however we modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $.05.  The change in cash flows resulting from this modification was less than 10%, so extinguishment accounting did not apply. On January 27, 2009, the warrants (1,135,334 warrant shares) were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note (e).

We received the following proceeds from the financing transactions:
	Gross proceeds	Finance costs	Net proceeds
September 29, 2008 Financing:

$243,333 Face Value Convertible Note Financing	$200,000	$7,500	$192,500

In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security; however, we determined that the conversion feature met the paragraph 11(a) exemption and did not require liability classification under SFAS 133. Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”). A BCF is present when the “effective” conversion price ascribed to the conversion feature has intrinsic value. The conversion option is contingent on a future stock price so under the guidance of EITF 98-5, the beneficial conversion feature was calculated at inception, but will not be recognized until the contingency is resolved.  The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to the (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note (using the relative fair value approach).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability require that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.

In addition, we incurred a 10% finders’ fee note payable in the amount of $20,000 which are under the same terms as the $243,333 note but did not include warrants.

(d) $60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833.33 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 141,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  The note is convertible, only at the Company’s option, into $.165 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date,  a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $.05.  The change in cash flows resulting from this modification was less than 10%, so extinguishment accounting did not apply.  On January 27, 2009, the warrants (283,334 warrant shares) were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note (e).

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument; however, it did meet the paragraph 11(a) exemption and did not require liability classification. We considered if the contract embodied a beneficial conversion feature (“BCF”); however there was no beneficial conversion feature present, since the effective conversion price was greater than the market value of the stock.

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability require that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds
December 18, 2008 Financing:

$60,833 Face Value Convertible Note Financing	$50,000	$--	$50,000

(e) $460,834 convertible notes payable

On January 27, 2009 and March 30, 2009, we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $460,834 face value secured convertible notes and warrants to purchase an aggregate 12,600,000 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $0.015 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The following table provides the details of each of the financings:

Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$ 130,000	(1)	January 27, 2009	July 27, 2009	8,666,666	2,400,000
70,834	(2)	January 27, 2009	July 27, 2009	4,727,267	--
60,000		February 17, 2009	July 27, 2009	4,000,000	1,200,000
200,000		March 30, 2009	December 30, 2009	12,533,333	8,333,334
$ 460,834				30,720,266	11,933,334

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,834 convertible notes payable was issued in exchange for the redemption of 1,135,334 warrants shares issued in connection with the September 29, 2008 convertible note financing and 283,334 warrant shares issued in connection with the December 18, 2008 convertible note financing. The exchange resulted in an extinguishment loss of $82,484.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

We received the following proceeds from the financing transactions:

	Gross proceeds	Debt discount & finance costs	Net proceeds

$ 130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$ 60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$ 200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
Total	$380,000	$75,650	$304,350

The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under FAS133. We chose to value the entire hybrid instrument at fair value under FAS155. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and March 31, 2009 for this financing are illustrated in the following tables:

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	Inception	Quarter Ended March 31, 2009	Inception	Quarter Ended March 31, 2009
Estimate fair value of the underlying common share	$0.020	$0.015	$0.020	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	77.25%	81.30%
Term (years)	0.50	0.32	5.00	4.83
Risk-free rate	--	--	1.59%	1.67%
Credit-risk adjusted yield	14.92%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	Inception	Quarter Ended March 31, 2009	Inception	Quarter Ended March 31, 2009
Estimate fair value of the underlying common share	$0.025	$0.015	$0.025	$0.015
Conversion/exercise price	$0.025	$0.015	$0.025	$0.015
Volatility (based upon Peer Group)	--	--	78.60%	81.30%
Term (years)	0.44	0.32	4.95	4.83
Risk-free rate	--	--	1.65%	1.67%
Credit-risk adjusted yield	15.60%	16.32%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing:	Inception/Quarter Ended March 31, 2009
	Hybrid Note	Warrants
Estimate fair value of the underlying common share	$0.015	$0.015
Conversion/exercise price	$0.015	$0.015
Volatility (based upon Peer Group)	--	80.29%
Term (years)	0.75	5.00
Risk-free rate	--	1.72%
Credit-risk adjusted yield	16.32%	--
Dividends	--	--

(f)	$507,500 convertible note payable:

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

Note 7 –   Short Term Bridge Loans

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

On June 23, 2008, we extended the term on the note from June 30, 2008 to July 30, 2008 and we issued the investor warrants to purchase  (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock as consideration for the extension. We recorded a loss on extinguishment of $291,167 in accordance with EITF 96-19.

During the quarter ended September 30, 2008, we issued 240,000 shares of restricted stock to extend the terms of the note until December 15, 2008 and recorded a gain on extinguishment of $1,320. On December 15, 2008, we were in default on the notes for non-payment of the required principle payment. The remedy for default was acceleration of principal so the notes were recorded at face value.

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009 and we issued the investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted common stock as consideration for the extension. We recorded a loss on extinguishment of $5,808 in accordance with EITF 96-19.

Information and significant assumptions as of March 31, 2009 for warrants related to this financing which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants	January 27, 2009 Extension warrants

Estimate fair value of the underlying common share	$0.015	$0.015
Conversion or strike price	$0.050	$0.050
Volatility (based upon Peer Group)	92.50%	81.30%
Equivalent term (years)	2.23	4.83
Risk-free rate	0.81%	1.67%
Dividends	--	--

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008. The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

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

We determined that the warrants issued in these financing arrangements meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with APB 14. The fair value of the warrants using a Black-Scholes pricing model, adjusted for dilution was $552,880 and $276,400 for the April 9, 2008 and April 14, 2008 financings, respectively.  We allocated a value of $98,851 and $49,426 to the warrants issued in the April 9, 2008 and April 14, 2008 financings, respectively.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

During the quarter ended September 30, 2008, we issued warrants indexed to 200,000 shares of common stock valued at $119,200 to extend the terms of the April 9, 2008 note until August 10, 2008 and we extended the term of the note until December 15, 2008 and issued 240,000 shares of restricted stock as consideration. The extensions resulted in a loss on extinguishment of $109,900 and a gain on extinguishment of $1,300, respectively.

Also during the quarter ended September 30 2008, we issued warrants indexed to 50,000 shares of common stock valued at $55,350 to extend the terms of the April 14, 2008 financing until August 15, 2008 then we extended the term until December 15, 2008 and issued 120,000 shares of restricted stock as consideration. The extensions resulted in a loss on extinguishment of $54,950 and a gain on extinguishment of $640, respectively.  On December 15, 2008, we were in default on the notes for non-payment of the required principle payment. The notes were recorded at face value however there were no incremental penalties for the event of default.

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009 and we issued the investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted common stock as consideration for the extension. We recorded a loss on extinguishment of $8,712 in accordance with EITF 96-19.

It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of March 31, 2009 for warrants related to this financing which are required to be recorded at fair value each reporting period:

April 9, 2008 and April 14, 2008 Financings:	June 23, 2008 Extension warrants	January 27, 2009 Extension warrants

Estimate fair value of the underlying common share	$0.015	$0.015
Conversion or strike price	$0.050	$0.050
Volatility (based upon Peer Group)	91.70%	81.30%
Equivalent term (years)	2.29	4.83
Risk-free rate	0.81%	1.67%
Dividends	--	--

May 19, 2008 financing

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

We determined that the warrants issued in these financing arrangements met the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with APB 14. The fair value of the warrants using the Black-Scholes pricing model was $280,560 and we allocated a value of $29,569 to the warrants in accordance with APB 14.

On June 23, 2008, we extended the term on the note to July 30, 2008 and we issued the investor additional warrants to purchase (i) 50,000 shares of our common stock and (ii) additional warrants to purchase 50,000 shares of our common stock as consideration for the extension.   We recorded a loss on extinguishment of $139,279 in accordance with EITF 96-19.

During the quarter ended September 30, 2008, we issued 120,000 shares of restricted stock to extend the terms of the note until December 15, 2008 and recorded a gain on extinguishment of $326. On December 15, 2008, we were in default on the notes for non-payment of the required principle payment. The notes were recorded at face value however there were no incremental penalties for the event of default.

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009 and we issued the investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted common stock as consideration for the extension. We recorded a loss on extinguishment of $1,597 in accordance with EITF 96-19.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of March 31, 2009 for warrants related to this financing which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants	January 27, 2009 Extension warrants

Estimate fair value of the underlying common share	$0.015	$0.015
Conversion or strike price	$0.050	$0.050
Volatility (based upon Peer Group)	92.50%	81.30%
Equivalent term (years)	2.23	4.83
Risk-free rate	0.81%	1.67%
Dividends	--	--

August 5, 2008 financing:

On August 5, 2008, the Company entered into a financing arrangement with H. John Buckman, Board Director, that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase (i) 100,000 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 100,000 shares of our common stock at an exercise price of $0.75, representing an aggregate 200,000 shares.  The due date of the loan was extended to December 15, 2008 with 110,000 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principle payment. Remedies for an event of default are acceleration of principle and interest.  There were no incremental penalties for the event of default; however, the notes were recorded at face value.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, Statements on Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Equity and Liability requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period. We allocated the proceeds of the debt to the warrants and the remaining portion was allocated to the debt instrument. The fair value of the warrants using the Black-Scholes pricing model was $62,700 and since the fair value of the warrants exceeded the proceeds from the financing, we recorded a day-one derivative loss of $12,700.

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009 and we issued the investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted  common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with EITF 96-19.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of March 31, 2009 for warrants which are required to be recorded at fair value each reporting period:
	June 23, 2009 Extension warrants	January 27, 2009 Extension warrants

Estimate fair value of the underlying common share	$0.015	$0.015
Conversion or strike price	$0.050	$0.050
Volatility (based upon Peer Group)	91.70%	81.30%
Equivalent term (years)	2.35	4.83
Risk-free rate	0.81%	1.67%
Dividends	--	--

Note 7 –       Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2009:
Our financing arrangement giving rise to derivative financial instruments:	March 31, 2009	March 31, 2008
$ 600,000 Face Value Convertible Note Financing	$(31,565)	$(1,710,636)
$ 500,000 Face Value Convertible Note Financing	(19,394)	(938,788)
$ 100,000 Face Value Convertible Note Financing	(4,121)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(1,088)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(1,088)
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(544)
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(452)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(947)
$ 120,000 Face Value Convertible Note Financing	(12,720)
$ 60,000 Face Value Convertible Note Financing	(6,360)
$ 200,000 Face Value Convertible Note Financing	(45,000)
Total derivative liabilities	$(123,279)	$(2,649,424)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Note 8 –            Transactions With Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009, resulting in an outstanding balance of $46,463 that is due.   These advances are non-interest bearing and payable upon demand.

In addition, the Company issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6b).

H. John Buckman is a board director of the company and is a debt holder of the company whereas the company issued him a note payable at the face value of $55,000.  He also has a total of 210,000 class it warrants at an exercise price of $.05 with a life of three to five years.  He also received 220,000 shares of restricted stock that related to this note payable.

Note 9 –            Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value.  Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders.  As of March 31, 2008, 75,000 shares of Series A were issued and outstanding. During the quarter ended June 20, 2008, all 75,000 shares of Series A were converted into 450,000 shares of common stock.  As such, there currently are no issued and outstanding shares of Series A.

(b) Common Stock Warrants

As of March 31, 2009, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	$0.05
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.05
February, 2008 Convertible Note Financing	2/15/2008	2/14/2013	1,515,151	0.05
April, 2008 Supply Agreement (a)	4/16/2008	4/15/2013	100,000	0.75
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	500,000	0.05
April, 2008 Finder’s Fees	4/14//2008	4/13/2008	62,500	0.05
May, 2008 Financing	5/19/2008	5/18/2011	100,000	0.05
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	37,500	0.05
June, 2008 Debt Extension	6/23/2008	6/22/2011	150,000	0.05
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	303,030	0.05
July, 2008 Debt Extensions	7/14/2008	7/13/2011	150,000	0.05
August, 2008 Financing	8/5/2008	8/4/2011	100,000	0.05
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	2,400,000	0.05
January, 2009 Debt Extensions	1/27/2009	1/26/2014	776,000	0.05
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	1,200,000	0.05
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	8,333,334	0.05

Total issued Class A warrants			18,670,696

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	2,818,181	0.75
January, 2008 Investment Banker Agreement	125,000	0.75
February, 2008 Convertible Notes Financing	1,515,151	0.75
April, 2008 Financing	500,000	0.75
April, 2008 Finder’s Fees	62,500	0.75
May, 2008 Financing	100,000	0.75
May, 2008 Finder’s Fees	37,500	0.75
June, 2008 Debt Extension	150,000	0.75
June, 2008 Convertible Note Financing	303,030	0.75
July, 2008 Debt Extensions	150,000	0.75
August, 2008 Financing	100,000	0.75

Total unissued Class B warrants	5,861,362

Total Warrants	24,532,058

(a) On April 16, 2008, we issued 100,000 warrants at an exercise price of $.75 for five years for a Strategic Relationship and Supply Agreement with one of our ingredient suppliers.  We recorded a value of $36,760 as a non-cash expense using the Black-Sholes Valuation (b) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $.75.

	Shares	Weighted Average Price
Activity for our common stock warrants is presented below:

Warrants granted and outstanding at March 31, 209	8,916,664	$.63(a)

Warrants granted	17,032,062	.14
Warrants redeemed	(1,416,668)	(.40)(b)

Total warrants outstanding at March 31, 2009	24,532,058	$.10

(a) Note that the Class A warrants exercise price was reduced from $.50 to $.05 during the year ended March 31, 2009.  The weighted average price for March 31, 2008 for the adjusted reduced exercise price of $.05 is $.40.
(b) We only redeemed the 708,334 Class A warrants by issuing a January, 2009 convertible note payable for $70,834.  Once we redeemed the Class A warrants, the applicable Class B warrants are cancelled (reported as redeemed).

Note 9 –             Stockholders’ Deficit:

(c) Common Stock:

At March 31, 2009, we had issued and outstanding 14,400,121 shares of common stock of which 4,221,278 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

(i)
On October 23, 2007, we issued 60,600 shares of our common stock for legal fees to investors’ counsel and 1,500,000 shares of our common stock to the investors as part of the October, 2007 $600,000 convertible notes financing.  The value of these shares aggregated $515,000 and has been recorded as deferred financing costs.

(ii)
On March 31, 2008, we issued 1,000,000 shares of restricted common stock to certain employees as a bonus compensation for their efforts in establishing the Company and in the development of the Company’s first product, VisViva™.  These shares were valued at $.33 each share or a total compensation expense of $330,000.  The common stock shares contain a restrictive legend and can only be sold under Rule 144 holding requirements. During December, 2008, we rescinded a transaction for the issuance of 900,000 shares of common stock to certain employees and a consultant, and these shares were returned back to the company.  Accordingly, these issuances of common stock shares were disregarded for book and income tax purposes.

(iii)	On March 31, 2008, we issued 500,000 shares of our common stock to a racing entity which owns the Top Fuel NHRA Dragster that we sponsor at a value of $165,000.

(iv)
On April 29, 2008, we issued 628,788 shares of our common stock at a price of $.50 or the amount of $314,394 to certain employees (552,121 shares), board directors (48,000 shares) and consultants (28,667 shares) for past due services.  During December 2008, we rescinded a transaction for the issuance of 361,367 of these shares to certain employees.  These shares were returned back to the company, and these issuances of common stock shares were disregarded for book and income tax purposes.

(v)
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

(vi)
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

(vii)
On July 28, 2008, we issued 30,100 shares of our common stock based on a previously agreed endorsement agreement contractual amount of $1.03 or $31,250 for outside marketing services as well as 75,000 shares of our common stock valued  for past due services valued at  $.64 for $48,000 for a total of 105,100 shares.

(viii)
On August 8, 2008, we issued 40,000 restricted shares of our common stock valued at $.50 (same price used in earlier valuations for finders’ fees) or $20,000 for finder’s fees for completion of the October, 2007 Subscription Agreement financing.  In addition, we approved the issuance of 500,000 restricted shares of our common stock valued at $.51 or $255,000 as partial payment for our NHRA Racing Sponsorship Agreement and 80,000 shares of our common stock valued at $.50 for past due services to one of our consultants (election was made prior to our stock trading on a public exchange).

(ix)
On September 5, 2008, the company agreed to issue 110,000 restricted shares of our common stock valued at $.50 to the debt holder of the August, 2008 short term bridge loan to extend the due date of the loan from September 5, 2008 to December 15, 2008.

(x)
On September 16, 2008, the company agreed to issue 666,000 restricted shares of our common stock to the debt holders of the April, 2008 short term bridge loan to extend the due dates of the loans from August 10 and 15, 2008 to December 16, 2008.

(xi)
During January 2009, we issued 776,000 restricted shares of our common stock to the debt holders of the April, May and August 2008 short term notes payable to extend the due dates until April 30, 2009. Also during the same period, we issued 3,500,000 restricted shares of our common stock to debt holders of certain convertible notes payable.

(xii)
During February 2009, we issued 550,000 restricted shares of our common stock for the consideration for consent and approval of certain debt holders for the issue of the February 2009 convertible note payable at a face value of $60,000.

(d) Stock Compensation and Incentive Plan:

On October 31, 2007, management approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 1,000,000 shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude.  These shares were included in a Form S-8 that was filed with the Securities Exchange Commission on May 16, 2008 to register the underlying shares. We have issued 452,521 shares from this plan leaving an available 547,479 shares to be issued in the future.

On August 1, 2008, we issued 350,000 Non-Qualified Stock Options to Nutraceutical Discoveries at the exercise price of $.65 per option for a licensing agreement to use certain intellectual property and “Innutria®” formulation.  These options are immediately vested and will expire in five (5) years on July 31, 2013. Due to the immediate vesting, we recognized the full cost of $163,240  in August, 2008 by using the Black-Scholes-Merton (BSM) option-pricing formula.  See table below for additional information that was used in this computation.

On March 23, 2009, our Board of Directors approved the creation of the March 2009 Stock Option, Compensation and Incentive Plan in which 20,000,000 shares of our $.001 par value common stock will be reserved for future issuance under this plan to employees, directors and other person associated with the company.  During March 30, 2009, we issued 17,691,367 non-qualified stock options at the exercise price of $.05 to employees and certain consultants.  The stock options vest immediately will expire in five (5) years on March 31, 2014. No other employee stock options have been granted prior to this transaction. We recorded the full compensation cost of $159,348 for these employee stock options in March, 2009.

As required by FAS 123(R) , we would normally estimate forfeitures of employee stock option and recognize the compensation cost over the requisite service period for the entire award in accordance with the provisions of FAS 123(R).   As all stock options were fully vested, no estimate of forfeitures was required, and compensation cost is fully recognized at the time of grant and full vesting.  We estimated the fair value of these stock options on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

Year Ended   3/31/09
350,000 options                                           17,691,367 options
Expected Term (in years)                                                                                3.33                                                5
Risk-free rate                                                                     3.23%                                                      1.72%
Volatility (based on peer group)                                                                                        107%                                            78.02%
Dividends                                                                                -                                   -

Expected Term:  The expected term represents the period over which the share-based awards are expected to be outstanding.

Risk-Free Interest Rate:  We based the risk-free interest rate used in its assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.

Expected Volatility: Due to a limited trading history of our common stock, the volatility factor used in our assumptions is based on weighted average “peer group” historical stock prices of three different companies that are similar in nature to our company over the most recent period commensurate with the expected term of the stock option award.

Expected Dividend Yield:  We do not intend to pay dividends on our common stock for the foreseeable future.  Accordingly, we used a dividend yield of zero in our assumptions.

A summary of option activity under these stock option plans for the year ended March 31, 2009 is presented below:

Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/08	-	-		-
Granted	18,041,367	$.06
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at 3/31/09	18,041,367	$.06	4.35	-

Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2009.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

Note 10 –       Income Taxes:
The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2009 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of March 31, 2009 are as follows:

	2009	2008
Net Operating loss carryforwards	$2,504,390	$596,000
Debt discounts	160,220	26,000
Compensatory stock and warrants	279,858	176,000
Net deferred tax assets	2,944,467	798,000
Valuation allowances	(2,944,467)	(798,000)
Net deferred tax assets	$-	$-

As of March 31, 2009 the Company has a net tax operating loss of 7,365852,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilites is subject to limitiations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2009:

	2009	2008
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal benefit	2.78%	2.78%
Fair value adjustment of convertible debt	-2.68%	-2.68%
Derivative loss	52.06%	52.06%
Other	0.83%	0.83%
Benefit at the Company' effective rate	18.99%	18.99%
Less valuation allowance effective tax rate	0.00%	0.00%

In July 2006, the FASB issued Interpreation NO. 48, Accounting for Uncertainty in Income Taxes("FIN 48").

FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and pentalties, accounting in interim periods, disclosures and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Upon adoptio of Fin 48, the Company did not accure for interest and penalties as there were no unrecognized tax benefits. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

Note 11 –          Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $7,711 and excluding variable common area maintenance charges, as of March 31, 2009, are as follows:

Years ending March 31,	Amount
2010	$91,942
2011	95,620
2012	99,444
2013	103,422
2014	17,348

$407,776

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2009 was $108,155.

Note 11 –          Commitments and Contingencies (Continued):

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

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B., the facility by the company.  Costs of such production and expected time lines are still in the planning stages and also are related to the final sign-offs of the final formulas for such products.

Licenses
On August 19, 2008, we signed a “Sublicense Agreement” with Nutraceutical Discoveries, Inc. for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages.  We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology.  The agreement will terminate on December 31, 2011, unless earlier terminated.  The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies.  The contract calls for payment of royalties equal to 5.75% of the Net Sales (as defined) of any such developed products which are expected to occur in 2009.  Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 of which $34,000 has not been paid.  Minimum  royalties to pay in calendar year 2009 will be $462,500 (represents $18,000 per month x 10 months in 2009 plus start up payment of $55,000 plus cost of the stock option of $227,500) and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. We also issued 350,000 stock options at an exercise price of $.65 per option. Due to the delay in developing products under this license, we are in negotiations to modify this “Sublicense Agreement” in which the above terms could change.  Total royalty expense that was recorded for this year ended March 31, 2009 was $89,234.

Note 12 –           Subsequent Events:

On April 17, 2009, we issued 689,817 shares of common stock pursuant to a conversion of its October, 2007 convertible notes plus some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On April 21, 2009, the Board of Directors approved a recommendation to be sent to the stockholders that we amend our Certificate of Incorporation to increase our authorized common shares from One Hundred Million (100,000,000) to Five Hundred Million (500,000,000).   We are working on documents to send to the shareholders that also will include the ratification and approval 2007 Stock Compensation and Incentive Plan  and the March, 2009 Stock Option, Compensation and Incentive Plan.  We anticipate this to happen   during the quarter that will end September 30, 2009.

On April 22, 2009, we issued 600,800 shares of common stock pursuant to a conversion of its October, 2007 convertible notes plus some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On April 23, 2009, we issued 100,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On April 30, 2009, we issued 200,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933

On May 18, 2009, we issued 212,060 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On May 14, 2009, the Board of Directors approved and ratified a Code of Ethics, which will be included as an Exhibit that will help to ensure compliance with the laws and regulations that apply to our business. The Code of Ethics will apply to all executive officers, directors and employees.

On June 26, 2009, we issued 583,836 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On June 29, 2009, we issued 766,104 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On June 29, 2009, we issued 535,972 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

On July 10, 2009, Tommy E. Kee gave his letter of resignation as CFO to be effective on the same date. Resignation was due to the company’s inability to obtain the necessary financing to complete the annual audit and the filing of the Form 10-K.  With the July 14, 2009 short term bridge loan financing (see below), he has agreed to provide services to complete the annual audit and Form 10-K as a consultant.

On July 14,, 2009, we entered into another Modification, Waiver and Consent Agreement whereas the subscribers to the March, 2009 agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112 with these two investors.  In addition, we issued each investor a total of 3,356,500 warrants for a total of 6,713,000 warrants. These shares were issued to an accredited investor pursuant to Regulation D and Section 4(2) of the Securities Act of 1933.

During July, 2009, we signed the first amendment to our office lease agreement whereas we agreed to issue 12,893,520 shares of common stock in order to pay a certain portion of the unpaid balance of the lease payments through October 31, 2009.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting. During the most recent year  ended March 31, 2009 , there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers as of March 31, 2008 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age	Position with the Company	Year Appointed
Roy Warren 53	Chairman, Chief Executive Officer and President	2007
Michael Edwards 49	Director	2007
H. John Buckman 63	Director	2007
Tommy Kee (a) 60	Chief Financial Officer	2007

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

Mr. Michael Edwards – Director since 2007

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

Mr. Tommy Kee –Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  (a) Mr. Kee gave his letter of resignation as CFO to be effective July 10, 2009 but has agreed to provide his services on a limited basis until the Company receives proper financing.

Compliance With Section 16(A) of the Exchange Act

During the fiscal period ended March 31, 2009, Mr. Roy Warren filed a Form 4 on May 22, 2008 (four days late) for events that occurred on May 16, 2008 and filed another Form 4 on September 2, 2008 (two days late) for events that occurred on August 28, 2008.

Code of Ethics

As mentioned in the Note 12 for subsequent events, we have adopted a Code of Ethics that is applicable to all directors, officers and employees.  A copy of the Code of Ethics is attached as an exhibit to this report.  The Code of Ethics is also available for review on our website at www.attitudedrinks.com.  Furthermore, a copy of the code is available to any person free of charge upon request by writing to our company at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.

Audit and Compensation Committees

Although we have a majority of independent directors and due to the newness of the company, we do not have a separately designated audit committee, compensation committee or a person designated as an audit committee member financial expert.  We do not have a separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to our stockholders at the present time.  If we are successful in our efforts to secure additional capital, the resources may be available to appoint additional directors, have a separately designated audit committee, compensation committee and a person designated as an audit committee member financial expert.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers as all applicable unpaid amounts have been accrued and reflected as expense:

	Principal				Medical/Dental	All Other
Name	Position	Year	Salary	Bonus	Insurance	Comp. **	Total
Roy Warren (a)	CEO	2009	$ -	$ -	$ 14,556	$123,877	$138,433
Tommy Kee (b)	CFO	2009	2,885	-	11,514	4,338	18,737

** All other Compensation	CEO	CFO
Consulting (1099)	$123,877	$4,338

Total	$123,877	$4,338

(a)
In 2009, Roy Warren, Chief Executive Officer ("CEO"), earned an annual base salary of $180,000.  Out of the total earned amount since his start date with the company, he has not been paid $146,874.  On March 30, 2009, he was issued 8,949,656 non-qualified stock options at an exercise price of $.05 with immediate vesting.  These options will expire March 31, 2014.

(b)
In 2009, Tommy Kee, Chief Financial Officer (“CFO”), earned an annual base salary of $150,000.  Out of the total earned amount since his start date with the company, he has not been paid $170,463. On March 30, 2009, he was issued 1,377,519 non-qualified stock options at an exercise price of $.05 with immediate vesting.  These options will expire March 31, 2014.

Director Compensation Table

Directors are compensated $1,000 per month for their roles as directors.  No cash payments have been made, but on April 29, 2008, the Company did issue 24,000 shares of common stock each to Mike Edwards and H. John Buckman, directors, valued at $.50 for a total of $24,000 for both directors. These shares were treated as payment to the accrued director fees. These were part of the 2007 Stock Compensation and Incentive Plan - see note 12 for more information.  The Company accrued $18,000 for such fees (12 months x $1,000 per month x 3 directors), including Roy Warren, CEO during the year ended March 31, 2009. H. John Buckman is an investor and debt holder of the company whereas the company issued him a note payable at face value of $55,000.  He also has a total of 210,000 Class A warrants at an exercise price of $.05 with a life of three to five years. Provided he exercises 100,000 certain Class A warrants, he will get the same number of replacement Class
B warrants for a total of 100,000.  He also received 220,000 shares of restricted stock that related to this note payable.

Outstanding Equity Awards

As stated above and on March 30, 2009, Roy Warren (“CEO”) was issued 8,949,656 non-qualified stock options, and Tommy Kee (“CFO”) was issued 1,377,519 non-qualified stock options.  All options have immediate vesting and a life of five (5) years and will expire March 31, 2014.  None of these options have been exercised. Roy Warren is also an investor and debt holder of the company whereas the company issued him a convertible note payable of $100,000, convertible at his election to shares of the company stock at $.05.  For these notes, he received 303,030 Class A warrants at an exercise price of $.05 with a life of five years.  If he exercises these Class A warrants, he will get the same number of replacement Class B warrants at an exercise price of $.75.  He owned 4,221,278 shares of the company’s common stock for the year ended March 31, 2009 whereas he made a gift of 350,264 shares in April, 2009, netting his current ownership of 3,871,014 shares of common stock.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2009 as to:

•	each person known to beneficially own more than 5% of our issued and outstanding common stock
•	each of our directors
•	each executive officer
•	all directors and officers as a group

The following conditions apply to all of the following tables:

•	except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown
•	the class listed as "common" includes the shares of common stock underlying the Company’s issued warrants

Beneficial Owners
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Alpha Capital Anstalt (3) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	42,642,036	40.0%
Common	Whalehaven Capital Fund Ltd (3) 14 Par-La-Ville Road 3rd Floor Hamilton, Bermuda HM08	17,987,653	16.87%
Common	Roy Warren (4) 10415 Riverside Drive #101 Palm Beach Gardens, Florida 33410	16,133,159	15.13%
Common	Monarch Capital Fund Ltd (4) Harbour House, 2nd Floor Waterfront Drive Road Town, Tortola BVI	6,202,120	5.82%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 106,604,760 shares of common stock based on total common stock equivalents.

(3)	This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of convertible notes and/or warrants.

(4)	Equity listed consists of common stock , stock options, convertible notes and warrants to purchase common stock

Management Owners
Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)	Percent of Class (2)
Common Common Common	Roy Warren 10415 Riverside Dr. Palm Beach Gardens, FL Tommy Kee 10415 Riverside Dr. Palm Beach Gardens, Fl. H. John Buckman 174 Patterson Avenue Shrewsbury, N.J.	16,133,159 (3) 1,377,519(4) 554,000(5)	15.13% 1.29% Less than 1%
Common	Mike Edwards 1615 S.E. Decker Avenue Stuart, Fl.	24,000(6)	Less than 1%
Common	Executive officers and directors as a group	18,088,678	16.97%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of   March 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 106,604,760 shares of common stock based on total common stock equivalents.

(3)
Includes 100,000 shares of our common stock owned by household family members .Remaining amount relates to 4,221,278 shares of common stock, 8,949,656 non-qualified stock options, 2,256,165 underlying shares for the conversion of convertible debt, and 606,060 warrants

(4)	Represents all non-qualified stock options

(5)	Includes 244,000 shares of common stock and 310,000 warrants

(6)	Represents 24,000 shares of common stock

There currently are no arrangements that may result in a change of ownership or control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roy Warren’s brother and daughter are also employed by the Company.  He also has a son-in-law who provides consulting marketing services for the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2009 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $40,000.
We have accrued expected audit fees for the year ended March 31, 2009 in the amount of $33,150.  Total audited fees for the previous year ended March 31, 2008 were $57,500.00

Audit Related Fees

None.

Tax Fees

As the Company is a new development stage company, no tax returns have been prepared. However, we have accrued tax preparation fees of approximately $23,200.

DO WE STATE WE ARE DELIQUENT IN OUR FEDERAL AND STATE INCOME TAX FILINGS

All Other Fees
We have incurred total fees of $2,875 for various other services, primarily for the reviewing of the S-1 registration statement and other SEC filings.

Audit Committee Pre-Approval Policies
Not applicable.

PART IV

ITEM 15 - EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13) (10)(14)	Notice of Waiver of Conditions Code of Ethics	* *
(21)	Subsidiaries of Registrant	*
(23)(1)	Consent of Lazar Levine & Felix LLP		x
Update from Rick Weed’s input

*  previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)

** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-QSB (SEC Accession Number 0001144204-08-008934)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, there under duly authorized.

ATTITUDE DRINKS INCORPORATED
By: /S/ Roy G. Warren, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/ Roy G. Warren	Chief Executive Officer	August 14, 2009
And Acting CFO