Form 10-K/A
period 2009-03-31
Attitude Drinks Inc.
filed 2009-08-21
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-2

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

TABLE OF CONTENTS

		Page
PART I

ITEM 1	Business	3
ITEM 2	Properties	8
ITEM 3	Legal Proceedings	8
ITEM 4	Submission of Matters to a Vote of Security Holders	9

PART II

PART III

ITEM 10	Directors, Executive Officers and Corporate Governance	33
ITEM 11	Executive Compensation	34
ITEM 12	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters
ITEM 13	Certain Relationships and Related Transactions and Director Independence	38
ITEM 14	Principal Accountant Fees and Services	38

PART IV

ITEM 15	Exhibits, Financial Statement Schedules	39

	Signatures	40

	Financial Statements and Financial Statement Schedules	F1-F38

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

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. Their claim is for $21,079 plus legal costs whereas our recorded amount is $16,079, resulting in the disagreement of one month of consulting fees.  Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balance owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750. Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock. This amount had already been recorded in our records.  Due to the lack of adequate capital financing, we have not been able to make any cash payments.  We expect to resolve this matter as soon as practical.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values.  In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in them, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution   and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes.

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

Other operating expenses
For the year ended March 31, 2009, the biggest items related to rent expense for $108,155,stock compensation expense for $253,257, $48,493 for investor relations and the rest for corporate overhead.  The majority of these expenses for the year ended March 31, 2008 related to accrued board of directors’ fees for $18,000, public relations costs for $45,100 and rent expense for $21,003.

Derivative/income/expense)
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

Net Loss
As we are a development stage company, there are no comparable prior periods to compare financial results.  We reported a net loss for the year ended March 31, 2009 and 2088 of $3,284.056 and $5,089,720, respectively.  The majority of the expenses related to development of the Company, hiring of employees, development and research activities for our first new product, VisViva™, plus the costs associated with the Company’s first major marketing program, NHRA racing, as well as the recognition of the large derivative income/expense.  As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

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

For the year ended March 31, 2008, the net cash used in operating activities was $1,072,481.  This was caused by the reported net loss of $5,089,720 that included an offset of non-cash derivative expense of $2,709,350.  Changes in accounts payable and accrued expenses contributed to a decrease of in cash used by operating activities of $844,531.

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

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2009 and 2008 are contained on Pages F-1 to F-38 which follows.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers as all applicable unpaid amounts have been accrued and reflected as expense:

	Principal				Medical/Dental	All Other
Name	Position	Year	Salary	Bonus	Insurance	Comp. **	Total
Roy Warren (a)	CEO	2009	$-	$-	$14,556	$123,877	$138,433
Tommy Kee (b)	CFO	2009	2,885	-	11,514	4,338	18,737

** All other Compensation	CEO	CFO
Consulting (1099)	$123,877	$4,338

Total	$123,877	$4,338

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2009 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $40,000. We have accrued expected audit fees for the year ended March 31, 2009 in the amount of $33,150.  Total audited fees for the previous year ended March 31, 2008 were $57,500.

Audit Related Fees

None.

Tax Fees

As the Company is a new development stage company, no tax returns have been prepared. However, we have accrued tax preparation fees of approximately $23,200.

All Other Fees
We have incurred total fees of $2,875 for various other services, primarily for the reviewing of the S-1 registration statement and other SEC filings.

Audit Committee Pre-Approval Policies
Not applicable.

PART IV

ITEM 15 - EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	*
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17)	Form of Class A Warrant, September 2008	***
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT_KA Milk Products Cooperative, Inc.	****
(14)	Code of Ethics		x
(21)	Subsidiaries of Registrant	*

*  previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)
 ** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
*** previously filed with the Commission on November 19, 2008 as Exhibits 10.14-10.17 to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
**** previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-000385)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, there under duly authorized.

ATTITUDE DRINKS INCORPORATED

Date August 21, 2009	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	Chief Executive Officer	August 21, 2009
Name	And Acting CFO

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

/s/  KBL, LLP

Tampa, Florida
August 14, 2009

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED BALANCE SHEET

	March 31, 2009	March 31, 2008
Assets
Current assets:
Cash and cash equivalents	$119,637	$3,737
Accounts receivable, net of allowance for doubtful accounts of $957 for March 31, 2009	5,540	-
Inventories, net of reserve for obsolescence of
$43,102 for March 31, 2009	95,259	111,845
Deferred financing costs, net	203,842	-
Prepaid expenses	111,343	19,030
Total current assets	535,621	134,612

Fixed assets	44,657	29,210

Other assets:
Deferred financing costs – net	-	498,986
Trademarks – net	529,789	19,212
Deposits and other	24,389	23,223
	554,178	541,421
Total assets	$1,134,456	$705,243

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable	$1,145,348	$392,928
Accrued liabilities	2,667,557	602,651
Convertible notes payable, current portion	3,041,727	526,851
Short-term bridge loans payable	388,000	-
Loans payable to related parties	46,463	47,963
Derivative liabilities	123,279	2,649,424
Total current liabilities	7,412,374	4,219,817

Convertible notes payable – net of current portion	-	707,430
Commitments and contingencies

Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 and 75,000 shares issued and outstanding at March 31, 2009 and March 31, 2008 respectively	-	75
Common stock, par value $0.001 per share, 100,000,000 shares authorized, 14,400,121 and 8,060,600 shares issued and outstanding at March 31, 2009 and March 31, 2008 respectively	14,400	8,061
Additional paid-in capital	2,081,458	859,580
Deficit accumulated during the development stage	(8,373,776)	(5,089,720)
Total stockholders’ deficit	(6,277,918)	(4,222,004)
Total liabilities and stockholders’ deficit	$1,134,456	$705,243

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

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended March 31, 2009	From Inception (June 18, 2007) to March 31, 2008	Development Stage Period From Inception (June 18, 2007) to March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,284,056)	$(5,089,720)	$(8,373,776)
Adjustment to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	17,035	2,597	19,632
Amortization of deferred financing costs	477,357	155,650	633,007
Compensatory stock and warrants	929,202	516,762	1,445,964
Derivative expense/(income)	(2,943,890)	2,709,350	(234,540)
Fair value adjustment of convertible note	(414,426)	(139,305)	(553,731)
Loss on debt extinguishment	1,125,804	-	1,125,804
Amortization of debt discount	471,234	76,125	547,359
Loss on disposal of fixed assets	3,914	-	3,914
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(99,105)	(36,626)	(135,731)
Accounts receivable	(5,540)	-	(5,540)
Inventories	16,586	(111,845)	(95,259)
Accounts payable and accrued liabilities	2,712,846	844,531	3,557,377
Net cash used in operating activities	(993,039)	(1,072,481)	(2,065,520)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(9,973)	(19,327)	(29,300)
Trademarks	(29,500)	(31,692)	(61,192)
Net cash used in investing activities	(39,473)	(51,019)	(90,492)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	100,000	1,530,000	1,630,000
Proceeds from short-term bridge loans payable	1,225,000	-	1,225,000
Costs associated with financing	(176,588)	(145,263)	(321,851)
Repayment of notes	-	(260,000)	(260,000)
Capital contribution – common stock	-	2,500	2,500

Net cash provided by financing activities	1,148,412	1,127,237	2,275,649
NET INCREASE IN CASH AND CASH EQUIVALENTS	115,900	3,737	119,637
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,737	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$119,637	$3,737	$119,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$45,000	$45,000
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Purchase of intangible assets with note payable	$507,500	$-	$507,500
Payment of financing fees with common stock and warrants	$58,184	$-	$58,184
Debt modifications through issuance of common stock	$298,940	$-	$298,940

Deferred finance costs for common stock	$-	$514,998	$514,998

Deferred finance costs for common stock	$	$514,998	$514,998

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

Amortization expense amounted to $1,021 and $114 for the year ended March 31, 2009 and March 31, 2008, respectively. During the year ended March 31, 2009, we exchanged a convertible note payable (see note 6-f) for several trademarks.  Currently these trademarks have a book value of  $507,500 and are not currently being amortized because they have not been placed in service.  We expect to place these trademarks in service during the fiscal year ending March 31, 2012.  We also have additional trademarks related to our current product lines with a book value of $23,424.  These trademarks are currently being amortized over 15 years.

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

(j)                Financial Instruments(Continued):

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

(n)                Recent Accounting Pronouncements Affecting the Company (Continued):

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”). FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Accordingly, we have implemented FIN 48 by summarizing and evaluating all potential uncertain tax positions. As a result of our implementation, FIN No. 48 did not have a material impact on our financial position, results of operations or cash flows, although, as discussed in our income tax disclosures, certain positions are present that require our periodic review in maintaining compliance with this standard.

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

(n)                Recent Accounting Pronouncements Affecting the Company (Continued):

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

(n)                Recent Accounting Pronouncements Affecting the Company (Continued):

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

Depreciation expense aggregated $10,139 and $2,482 for the year ended March 31, 2009 and 2008, respectively.

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

\
ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –             Convertible Notes Payable (Continued):

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –             Convertible Notes Payable (Continued):

(b)                      $1,200,000 convertible notes payable (Continued)

The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value. We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 8 – Derivative Liabilities.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –             Convertible Notes Payable (Continued):

(b)                      $1,200,000 convertible notes payable (Continued)

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

 Note 6 –             Convertible Notes Payable (Continued):

(c)                      $243,333 convertible notes payable (Continued)

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –             Convertible Notes Payable (Continued):

 (d)                      $60,833 convertible notes payable (Continued)

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

Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$ 130,000	(1)	January 27, 2009	July 27, 2009	8,666,666	2,400,000
70,834	(2)	January 27, 2009	July 27, 2009	4,722,267	--
60,000		February 17, 2009	July 27, 2009	4,000,000	1,200,000
200,000		March 30, 2009	December 30, 2009	13,333,333	8,333,334
$ 460,834				30,722,266	11,933,334

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –            Convertible Notes Payable (Continued):

(e)                      $460,834 convertible notes payable (Continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the inception date and March 31, 2009 for this financing are illustrated in the following tables:

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	Inception	Quarter Ended March 31, 2009	Inception	Quarter Ended March 31, 2009
Estimate fair value of the underlying common share	$0.020	$0.015	$0.020	$0.015
Conversion/exercise price	$0.050	$0.015	$0.020	$0.015
Volatility (based upon Peer Group)	--	--	77.25%	81.30%
Term (years)	0.50	0.32	5.00	4.83
Risk-free rate	--	--	1.59%	1.67%
Credit-risk adjusted yield	14.92%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 6 –            Convertible Notes Payable (Continued):

(e)                      $460,834 convertible notes payable (Continued

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

 Note 7 –   Short Term Bridge Loans (Continued):

April 2, 2008 financing(Continued):

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 7 –   Short Term Bridge Loans (Continued):

April 9, 2008 and April 14, 2008 financing(Continued):

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

Note 7 –   Short Term Bridge Loans (Continued):

May 19, 2008 financing(Continued):

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

Note 7 –   Short Term Bridge Loans (Continued):

August 5, 2008 financing(Continued):

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

Information and significant assumptions as of March 31, 2009 for warrants which are required to be recorded at fair value each reporting period:
	June 23, 2009 Extension warrants	January 27, 2009 Extension warrants

Estimate fair value of the underlying common share	$0.015	$0.015
Conversion or strike price	$0.050	$0.050
Volatility (based upon Peer Group)	91.70%	81.30%
Equivalent term (years)	2.35	4.83
Risk-free rate	0.81%	1.67%
Dividends	--	--

Note 8 –       Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2009:

Our financing arrangement giving rise to derivative financial instruments:	March 31, 2009	March 31, 2008
$ 600,000 Face Value Convertible Note Financing	$(31,565)	$(1,710,636)
$ 500,000 Face Value Convertible Note Financing	(19,394)	(938,788)
$ 100,000 Face Value Convertible Note Financing	(4,121)	-
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(1,088)	-
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(1,088)	-
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(544)	-
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(452)	-
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(947)	-
$ 120,000 Face Value Convertible Note Financing	(12,720)	-
$ 60,000 Face Value Convertible Note Financing	(6,360)	-
$ 200,000 Face Value Convertible Note Financing	(45,000)	-
Total derivative liabilities	$(123,279)	$(2,649,424)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 8 –	Derivative Liabilities (Continued):

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

Note 9 –              Transactions With Related Parties:

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

Note 10 –            Stockholders’ Deficit:

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

 Note 10 –            Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (continued)

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

 Note 10 –            Stockholders’ Deficit (Continued):

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

(viii)
On August 8, 2008, we issued 40,000 restricted shares of our common stock valued at $.50 (same price used in earlier valuations for finders’ fees) or $20,000 for finder’s fees for completion of the October, 2007 Subscription Agreement financing.  In addition, we approved the issuance of 500,000 restricted shares of our common stock valued at $.51 or $255,000 as partial payment for our NHRA Racing Sponsorship Agreement and 80,000 shares of our common stock valued at $.50 for past due services to one of our consultants (election was made prior to our stock trading on a public exchange). We issued 75,000 shares of our common stock  as payment for past due legal fees which were valued at $.64 per share or $48,000.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

 Note 10 –            Stockholders’ Deficit (Continued):

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

 Note 10 –            Stockholders’ Deficit (Continued):

(d) Stock Compensation and Incentive Plan(Continued):

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

Note 11 –       Income Taxes:
The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2009 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of  March 31, 2009 are as follows:

	2009	2008
Net Operating loss carryforwards	$2,504,389	$596,000
Debt discounts	160,220	26,000
Compensatory stock and warrants	279,858	176,000
Net deferred tax assets	2,944,467	798,000
Valuation allowances	(2,944,467)	(798,000)
Net deferred tax assets	$-	$-

As of March 31, 2009 the Company has a net tax operating loss of 7,365,852 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2009:

	2009	2008
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal benefit	2.78%	2.78%
Fair value adjustment of convertible debt	-2.68%	-2.68%
Derivative loss	52.06%	52.06%
Other	0.83%	0.83%
Benefit at the Company' effective rate	-18.99%	-18.99%
Less valuation allowance effective tax rate	0.00%	0.00%

In July 2006, the FASB issued Interpretation NO. 48, Accounting for Uncertainty in Income Taxes("FIN 48").

FIN No. 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosures and transition and clearly scopes income taxes out of SFAS No. 5, Accounting for Contingencies. FIN 48 was effective for fiscal years beginning after December 15, 2006. Upon adoption of Fin 48, the Company did not accrue for interest and penalties as there were no unrecognized tax benefits. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to general and administrative expense. It is not anticipated that unrecognized tax benefits would significantly increase or decrease within 12 months of the reporting date.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 12 –          Commitments and Contingencies:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 12 –          Commitments and Contingencies(Continued):

Litigation
Mr. Warren, Mr. Kee and Mr. Edwards all served as executive officers of Bravo! Brands Inc. (“Bravo!”).  On September 21, 2007, Bravo! Brands Inc., reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Case No. 07-17840-PGH.  The filing occurred after Mr. Warren, Mr, Kee and Mr. Edwards ended their relationship with Bravo!.  The bankruptcy trustee has named Mr. Warren and Mr. Kee as defendants  in an Adversary Complaint for damages based upon certain allegations.  The proceeding does not involve Attitude and is pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales.  Their claim is for $21,079 plus legal costs whereas our recorded amount is $16,079, resulting in the disagreement of one month of consulting fees.  Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balance owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750.  Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock.  This amount had already been recorded in our records.  Due to the lack of adequate capital financing, we have not been able to make any cash payments.  We expect to resolve this matter as soon as practical.

Note 13 –           Subsequent Events:

On April 17, 2009, we issued 689,817 shares of common stock pursuant to a conversion of its October, 2007 convertible notes plus some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

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

On April 22, 2009, we issued 600,800 shares of common stock pursuant to a conversion of its October, 2007 convertible notes plus some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On April 23, 2009, we issued 100,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On April 30, 2009, we issued 200,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On May 18, 2009, we issued 212,060 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended March 31, 2009 and 2008

Note 13 –           Subsequent Events(Continued):

On May 14, 2009, the Board of Directors approved and ratified a Code of Ethics, which will be included as an Exhibit 14 that will help to ensure compliance with the laws and regulations that apply to our business. The Code of Ethics will apply to all executive officers, directors and employees.

On June 26, 2009, we issued 583,836 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On June 29, 2009, we issued 766,104 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On June 29, 2009, we issued 535,972 shares of common stock pursuant to a conversion of its October, 2007 convertible notes and some accrued interest. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

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

On July 14,, 2009, we entered into another Modification, Waiver and Consent Agreement whereas the subscribers to the March, 2009 agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112 with these two investors.  In addition, we issued each investor a total of 3,356,500 warrants for a total of 6,713,000 warrants. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

During July, 2009, we signed the first amendment to our office lease agreement whereas we agreed to issue 12,893,520 shares of common stock in order to pay a certain portion of the unpaid balance of the lease payments through October 31, 2009.