Form 10-Q
period 2009-06-30
Attitude Drinks Inc.
filed 2009-08-26
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 30,982,230 shares issued and outstanding as of August 24, 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

PAGE(S)

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Balance Sheets – June 30, 2009 (unaudited) and March 31, 2009	3
	Statements of Operations – Three Months Ended June 30, 2009 and 2008 and the Periods from Inception (June 18, 2007) to June 30, 2008 and 2009 (unaudited)	4
	Statements of Cash Flows – Three Months Ended June 30, 2009 and 2008 and the Periods from Inception (June 18, 2007) to June 30, 2008 and 2009 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information/Subsequent Events	41

.Item 6.	Exhibits	42

SIGNATURES		43

EXHIBITS DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,226	$119,637
Accounts receivable, net of allowance for
doubtful accounts of $957 for June 30, 2009
and March 31, 2009	5,476	5,540
Inventories, net of reserve for obsolescence of
$43,102 for June 30, 2009 and March 31, 2009	95,145	95,259
Deferred financing costs, net	110,490	203,842
Prepaid expenses and other current assets	69,334	111,343
TOTAL CURRENT ASSETS	282,671	535,621

FIXED ASSETS, NET

OTHER ASSETS:	42,152	44,657
Trademarks, net	530,193	529,789
Deposits and other	24,389	24,389

TOTAL OTHER ASSETS	554,582	554,178

TOTAL ASSETS	$879,405	$1,134,456

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,217,062	$1,145,348
Accrued liabilities	3,091,846	2,667,557
Derivative liabilities	374,166	123,279
Short-term bridge loans payable	388,000	388,000
Convertible notes payable – current portion	3,241,027	3,041,727
Loans payable to related parties	46,463	46,463
TOTAL CURRENT LIABILITIES	8,358,564	7,412,374

STOCKHOLDERS' (DEFICIT):
Common stock, par value $0.001, 100,000,000 shares authorized, 18,088,710 and 14,400,121 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	18,089	14,400
Additional paid-in capital	2,236,557	2,081,458
Deficit accumulated during the development stage	(9,733,805)	(8,373,776)

TOTAL STOCKHOLDERS' (DEFICIT)	(7,479,159)	(6,277,918)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$879,405	$1,134,456

See accompanying notes to consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	From Inception (June 18, 2007) to June 30, 2008	Development Stage Period From Inception (June 18, 2007) to June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:

Net revenues	$(4,959)	$23,703	$24,647	$19,638
Product and shipping costs	(85)	(18,870)	(19,304)	(76,828)

GROSS PROFIT	(5,044)	4,833	5,343	(57,190)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	335,260	652,131	1,728,320	2,974,633
Marketing and promotion	101,777	479,375	855,106	1,886,215
Consulting fees	-	3,058	385,469	442,278
Professional and legal fees	52,266	56,884	251,133	490,697
Travel and entertainment	10,603	44,935	146,897	217,894
Product development costs	7,500	950	93,450	102,450
Other operating expenses	72,406	56,707	214,657	623,957
	579,812	1,294,040	3,675,032	6,738,124

LOSS FROM OPERATIONS	(584,856)	(1,289,207)	(3,669,689)	(6,795,314)
OTHER INCOME (EXPENSE):
Derivative income (expense)	(250,887)	(12,947,060)	(15,656,410)	(16,347)
Loss on extinguishment of debt	-	(430,447)	(430,447)	(1,125,804)
Interest and other financing costs	(524,286)	(3,003,174)	(3,117,390)	(1,796,340)
	(775,173)	(16,380,681)	(19,204,247)	(2,938,491)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,360,029)	(17,669,888)	(22,873,936)	(9,733,805)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,360,029)	$(17,669,888)	$(22,873,936)	$(9,733,805)

Basic income/(loss) per common share	$(.09)	$(2.03)

Diluted income/(loss) per common share	$(.09)	$(2.03)

Weighted average common shares outstanding – basic	15,806,124	8,725,530

Weighted average common shares outstanding – diluted	15,806,124	8,725,530

See accompanying notes to consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	From Inception (June 18, 2007) to June 30, 2008	Development Stage Period From Inception (June 18, 2007) to June 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,360,029)	$(17,669,888)	$(22,873,936)	$(9,733,805)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,814	2,176	4,773	22,446
Amortization of deferred financing costs	93,352	334,561	490,211	726,359
Compensatory stock and warrants	-	351.154	867,916	1,445,964
Derivative expense/(income)	250,887	12,947,060	15,656,410	16,347
Fair value adjustment of convertible note	354,298	2,564,918	2,425,613	(199,433)
Loss on debt extinguishment	-	430,447	430,447	1,125,804
Amortization of debt discount	-	222,182	298,307	547,359
Loss on disposal of fixed assets	-	-	-	3,914
Changes in operating assets and liabilities:
Accounts receivable	64	(312)	(312)	(5,476)
Prepaid expenses and other assets	42,010	24,726	(75,287)	(93,721)
Inventories	114	(55,355)	(167,200)	(95,145)
Accounts payable and accrued liabilities	451,125	478,675	1,500,921	4,008,502
Net cash used in operating activities	(165,365)	(369,656)	(1,442,137)	(2,230,885)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(7,145)	(38,837)	(29,300)
Trademarks	(713)	(4,837)	(24,164)	(61,905)
Net cash used in investing activities	(713)	(11,982)	(63,001)	(91,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	100,000	1,630,000	1,630,000
Proceeds from short-term bridge loans payable	-	333,000	333,000	1,225,000
Advances from officer - net	-	-	-	-
Costs associated with financing	-	(20,500)	(165,763)	(321,851)
Default Redemption	48,667	-	-	48,667
Repayment of notes	-	-	(260,000)	(260,000)
Capital contribution – common stock	-	-	2,500	2,500

Net cash provided by financing activities	48,667	412,500	1,539,737	2,324,316

NET INCREASE IN CASH AND CASH EQUIVALENTS	(117,411)	30,862	34,599	2,226
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,637	3,737	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,226	$34,599	$34,599	$2,226

See accompanying notes to consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

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

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2009 and 2008 and the results of its operations and cash flows for the periods ended June 30, 2009 and 2008.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2009, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 1.    Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (Continued):

therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three months period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three months ended June 30, 2009, a working capital deficit of $8,075,893 as of June 30, 2009 and has incurred losses to date resulting in an accumulated deficit of $9,733,805, including derivative loss/expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	June 30, 2008 (unaudited)	March 31, 2009 (audited)
Finished goods	$105,481	$105,595
Reserve for obsolescence	(43,102)	(43,102)
Raw materials	32,766	32,766

Total inventories	$95,145	$95,259

(d)           Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt.  Amortization of deferred financing costs for the three months ended June 30, 2009 was $93,352.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 1.      Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale.  Amortization of trademarks for the three months ended June 30, 2009 was $309.  On August 8, 2008, we acquired a portfolio of intellectual properties with the issuance of a $507,500 convertible note (see Note 4 f).  We expect to place these trademarks in service during the fiscal year ending March 31, 2012.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by FAS 133, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, under Financial Accounting Standard No. 155 “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009 and March 30, 2009 financing arrangements provide a more meaningful presentation of that financial instrument. The fair value of the Company’s financial instruments at June 30, 2009 used valuation approaches which utilize assumptions under the following fair value hierarchy in accordance with SFAS 157:

(1)	Level 1 inputs are quoted prices in active markets for identical assets and liabilities, or derived there from. Our trading market values are level 1 inputs.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(f)           Financial Instruments (Continued):

(2)
Level 2 inputs are inputs other than quoted prices that are observable. We use the current published yields for zero-coupon US Treasury Securities, with terms nearest the remaining term of the warrants for our risk free rate and volatility based on a peer group with similar characteristics to our Company.

(3)
Level 3 inputs are unobservable inputs. Inputs for which any parts are level 3 inputs are classified as level 3 in their entirety. The remaining term used equals the remaining contractual term as our best estimate of the expected term. The credit-risk adjusted yield utilizes publicly available bond rates and the US Treasury Yields referred to above. However, we do not have a credit-standing and, therefore, we estimate our standing among various reported levels and grades. During all periods we estimated that our standing was in the speculative to high-risk grades (lower C range in the Standard and Poors Rating).

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2009, potential common shares arising from the Company’s stock warrants, stock options and convertible debt amounting to 335,690,370 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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
THREE MONTHS ENDED JUNE 30, 2009

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
THREE MONTHS ENDED JUNE 30, 2009

Note 1.    Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(h)           Recent Accounting Pronouncements Applicable to the Company (Continued

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
THREE MONTHS ENDED JUNE 30, 2009

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(h)           Recent Accounting Pronouncements Applicable to the Company(Continued):

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 2.     Accrued Liabilities:

 Accrued liabilities consist of the following:
	June 30, 2009 (unaudited)	March 31, 2009 (audited)
Accrued payroll and related taxes	$1,928,855	$1,650,976
Accrued marketing program costs	580,000	580,000
Accrued professional fees	124,800	81,300
Accrued interest	274,695	201,776
Other payables	183,496	153,505
Total	$3,091,846	$2,667,557

Note 3.     Short-term Bridge Loans:

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

We entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 30, 2008	1) 100,000 shares of common stock 2) Warrants indexed to 100,000 shares of common stock
September 2008	Extend maturity to December 15,2008	240,000 shares of restricted stock
January 2009	Extend maturity date to July 1,2009	1) 240,000 shares of common stock 2) 240,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $294,646 in accordance with EITF 96-19. The notes were considered in default on December 15, 2008 due to non-payment. Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.

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
THREE MONTHS ENDED JUNE 30, 2009
Note 3.     Short-term Bridge Loans (Continued):

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 150,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	240,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) 240,000 shares of common stock 2) 240,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $114,446 in accordance with EITF 96-19.

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 50,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	120,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) 66,000 shares of common stock 2) 66,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $171,622 in accordance with EITF 96-19.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.

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
THREE MONTHS ENDED JUNE 30, 2009

Note 3.     Short-term Bridge Loans (Continued):

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

We entered into the following Modification and Waiver Agreements related to the May 19, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 30, 2008	1)Warrants indexed to 50,000 shares of common stock 2) Additional warrants to purchase 50,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	120,000 shares of restricted stock
January 2009	Extend maturity date to July 1, 2009	1) 240,000 shares of common stock 2) 240,000 shares of restricted stock

We recorded a loss on extinguishment of $140,550 in accordance with EITF 96-19 related to these modifications.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for this event of default was acceleration of principal and interest so they were recorded at face value.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of June 30, 2009 and March 31, 2009 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 3.	Short-term Bridge Loans (Continued):

       May 19, 2008 financing (Continued):

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion or strike price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	107.29%	92.50%	89.33%	81.30%
Equivalent term (years)	1.98	2.23	4.58	4.83
Risk-free rate	1.11%	0.81%	2.54%	1.67%
Dividends	--	--	--	--

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009, and we issued investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with EITF 96-19.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 3.     Short-term Bridge Loans (Continued):

       August 5, 2008 financing (Continued):

Information and significant assumptions as of June 30, 2009 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the Underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion or strike price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer group)	105.65%	91.70%	89.33%	81.30%
Equivalent term (years)	2.09	2.35	4.58	4.83
Risk-free rate	1.11%	0.81%	2.54%	1.67%
Dividends	--	--	--	--

Note 4.     Convertible Notes Payable:

Convertible debt carrying values consist of the following:

	June 30, 2009	March 31, 2009
$ 312,000 Convertible Note Financing, due July 1, 2009 (a)	$312,128	$312,000
$ 600,000 Convertible Note Financing, due July 1, 2009 (b)	644,683	657,757
$ 500,000 Convertible Note Financing, due July 1, 2009 (b)	668,836	548,131
$ 100,000 Convertible Note Financing, due July 1, 2009 (b)	131,397	109,626
$ 243,333 Convertible Note Financing, due July 1, 2009 (c)	292,000	243,333
$ 60,833 Convertible Note Financing, due July 1, 2009 (d)	60,833	60,833
$ 20,000 Convertible Note Financing, due July 1, 2009 (c)	20,000	20,000
$ 120,000 Convertible Note Financing, due July 27, 2009 (e)	154,847	151,300
$ 5,000 Convertible Note Financing, due July 27, 2009 e)	6,452	6,322
$ 5,000 Convertible Note Financing, due July 27, 2009 (e)	6,452	6,322
$ 60,000 Convertible Note Financing, due July 27, 2009 (e)	76,906	75,157
$ 70,834 Convertible Note Financing, due July 27, 2009 (e)	90,259	89,310
$507,500 Convertible Note Financing, due August 7, 2009 (f)	507,500	507,500
$ 200,000 Convertible Note Financing, due December 30, 2009 (e)	268,734	254,136
Total convertible notes payable:	3,241,027	3,041,727
Less current maturities	3,241,027	3,041,727
Long-term convertible notes payable	$--	$--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009
Note 4.     Convertible Notes Payable (Continued):

As of June 30, 2009, we did not have sufficient authorized shares to settle all our equity indexed instruments which resulted in an event of default on the notes listed above. The remedies for events of default include acceleration of principal and interest and a portion of the notes also include redemption provisions which allow the holders the options to redeem the notes for 120% of the principal balance plus interest. The investors waived the default interest provisions until June 30, 2009 so beginning July 1, 2009, default interest of 15% will begin accruing on these notes until we are able to obtain sufficient authorized shares. Notes with the redemption provision were recorded at 120% of face value.

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

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	195,000 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 27,2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	2,800,000 shares of restricted stock

The addition of a conversion option and the issuance of restricted stock on January 27, resulted in an extinguishment loss of $56,000 under EITF 06-06, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.     Convertible Notes Payable (Continued):

(b)	$1,200,00 convertible notes payable (continued):

The convertible promissory notes are convertible into common shares based on a fixed conversion price of $0.33, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion feature was not afforded the exemption as conventional convertible, and the notes require liability classification under FAS133. We chose to value the entire hybrid instrument at fair value under FAS155. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with this conversion rate on December 18, 2008.  On January 27, 2009, we entered into a modification of the agreement which reduced the maturity date from October 23, 2009 to July 1, 2009 and changed from a periodic debt payment schedule to full payment of principal and interest on July 1, 2009.  In exchange for this modification, we issued 1,250,000 shares of restricted stock, and we agreed to reduce the conversion price of the notes and related warrants to $.05.  This modification resulted in a loss on extinguishment of $379,183. During the quarter ended June 30, 2009, $147,664 of the principal balance on the note and $11,124 of interest was converted into shares of stock at a price of $.05.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2009 and March 31, 2009 for this financing are illustrated in the following tables:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.     Convertible Notes Payable (Continued):

(b)	$1,200,00 convertible notes payable (continued):

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note		Warrants

	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$ 0.034	$ 0.015	$ 0.034	$ 0.015
Conversion/exercise price	$ 0.050	$ 0.050	$ 0.050	$ 0.050
Volatility (based upon Peer Group)	--	--	95.54%	86.70%
Term (years)	.003	.25	3.31	3.56
Risk-free rate	--	--	1.64%	1.15%
Credit-risk adjusted yield	15.56%	16.32%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note		Warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion/exercise price	$0.050	$0.05	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	92.73%	86.70%
Term (years)	.003	.25	3.64	3.89
Risk-free rate	--	--	1.64%	1.67%
Credit-risk adjusted yield	15.56%	16.32%	--	--
Dividends	--	--	--	--

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note		Warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	90.63%	84.90%
Term (years)	.003	.25	3.99	4.24
Risk-free rate	--	--	1.64%	1.55%
Credit-risk adjusted yield	15.56%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009
Note 4.     Convertible Notes Payable (Continued):

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.      Convertible Notes Payable (Continued):

(c)	$243,333 convertible notes payable (Continued):

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.

In addition, we incurred a 10% finders’ fee note payable in the amount of $20,000 which is under the same terms as the $243,333 note but did not include warrants.

(d)     $60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833.33 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 141,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  The note is convertible, only at the Company’s option, into $.165 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $.05.  The change in cash flows resulting from this modification was less than 10%, so extinguishment accounting did not apply.  On January 27, 2009, the warrants (283,334 warrant shares) were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note (e).

In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument; however, it did meet the paragraph 11(a) exemption and did not require liability classification. We considered if the contract embodied a beneficial conversion feature (“BCF”) however there was no beneficial conversion feature present, since the effective conversion price was greater than the market value of the stock.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.     Convertible Notes Payable (Continued):

(d)	$60,833 convertible notes payable (Continued):

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds
December 18, 2008 Financing:
$60,833 Face Value Convertible Note Financing	$50,000	$--	$50,000

(e)     $460,834 convertible notes payable

On January 27, 2009 and March 30, 2009, we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $460,834 face value secured convertible notes and warrants to purchase an aggregate 12,600,000 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $0.05 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The following table provides the details of each of the financings:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.      Convertible Notes Payable (Continued):

(e)	$460,834 convertible notes payable (Continued):

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of the March 31, 2009 and June 30, 2009 for this financing are illustrated in the following tables:

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	89.33%	81.30%
Term (years)	0.07	0.32	4.58	4.83
Risk-free rate	--	--	2.54%	1.67%
Credit-risk adjusted yield	15.56%	16.32%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	89.33%	81.30%
Term (years)	0.07	0.32	4.58	4.83
Risk-free rate	--	--	2.54%	1.67%
Credit-risk adjusted yield	15.56%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 4.      Convertible Notes Payable (Continued):

(e)            $460,834 convertible notes payable (Continued):

$200,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2009	March 31, 2009	June 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.034	$0.015	$0.034	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	80.29%	88.21%	80.29%
Term (years)	0.50	5.00	4.75	5.00
Risk-free rate	--	1.72%	2.54%	1.72%
Credit-risk adjusted yield	15.56%	--	--	--
Dividends	--	--	--	--

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

Note 5.      Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of June 30, 2009 and March 31, 2009:
Our financing arrangement giving rise to derivative financial instruments:	June 30, 2009	March 31, 2009
$ 600,000 Face Value Convertible Note Financing	$(101,455)	$(31,565)
$ 500,000 Face Value Convertible Note Financing	(56,667)	(19,394)
$ 100,000 Face Value Convertible Note Financing	(11,939)	(4,121)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(4,232)	(1,088)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(4,272)	(1,088)
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(2,136)	(544)
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(1,614)	(452)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(3,663)	(947)
$ 120,000 Face Value Convertible Note Financing	(37,680)	(12,720)
$ 60,000 Face Value Convertible Note Financing	(18,840)	(6,360)
$ 200,000 Face Value Convertible Note Financing	(131,668)	(45,000)
Total derivative liabilities	$(374,166)	$(123,279)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through June 30, 2009:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through June 30, 2009
Day-one derivative losses:
$ 600,000 Face Value Convertible Note Financing	$(2,534,178)
$ 500,000 Face Value Convertible Note Financing	(899,305)
$ 100,000 Face Value Convertible Note Financing	(1,285,570)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(12,700)
$ 120,000 Face Value Convertible Note Financing	(72,251)
$ 60,000 Face Value Convertible Note Financing	(38,542)
$ 200,000 Face Value Convertible Note Financing	(119,136)
Total day-one derivative losses:	$(4,961,682)
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$2,338,528
$ 500,000 Face Value Convertible Note Financing	895,152
$ 100,000 Face Value Convertible Note Financing	1,044,666
$ 120,000 Face Value Short Term Bridge Loan Financing	275,776
$ 120,000 Face Value Short Term Bridge Loan Financing	107,436
$ 60,000 Face Value Short Term Bridge Loan Financing	53,718
$ 33,000 Face Value Short Term Bridge Loan Financing	138,163
$ 55,000 Face Value Short Term Bridge Loan Financing	59,499
$ 243,333 Face Value Convertible Note Financing	134,424
$ 60,833 Face Value Convertible Note Financing	6,602
$ 120,000 Face Value Convertible Note Financing	(16,560)
$ 60,000 Face Value Convertible Note Financing	(5,400)
$ 200,000 Face Value Convertible Note Financing	(86,667)
Total income (expense) arising from fair value adjustments	$4,945,337

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 5.      Derivative Liabilities (Continued):

Interest income (expense) from instruments recorded at fair value under SFAS 155:
$ 600,000 Face Value Convertible Note Financing	(39,468)
$ 500,000 Face Value Convertible Note Financing	(149,849)
$ 100,000 Face Value Convertible Note Financing	215,483
$ 120,000 Face Value Convertible Note Financing	(3,716)
$ 5,000 Face Value Convertible Note Financing	(155)
$ 5,000 Face Value Convertible Note Financing	(155)
$ 60,000 Face Value Convertible Note Financing	(1,804)
$ 70,834 Face Value Convertible Note Financing	(1,049)
$ 200,000 Face Value Convertible Note Financing	(14,598)
$(4,689)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from three months ended June 30, 2009 and the year ended March 31, 2009.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Three Months Ended June 30, 2009	Year Ended March 31, 2009
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$(69,891)	$1,690,346
$ 500,000 Face Value Convertible Note Financing	(37,273)	926,364
$ 100,000 Face Value Convertible Note Financing	(7,818)	1,052,484
$ 120,000 Face Value Short Term Bridge Loan Financing	(3,144)	278,920
$ 120,000 Face Value Short Term Bridge Loan Financing	(3,184)	110,620
$ 60,000 Face Value Short Term Bridge Loan Financing	(1,592)	55,310
$ 33,000 Face Value Short Term Bridge Loan Financing	(1,162)	139,325
$ 55,000 Face Value Short Term Bridge Loan Financing	(2,716)	62,215
$ 243,333 Face Value Convertible Note Financing	--	134,424
$ 60,833 Face Value Convertible Note Financing	--	6,602
$ 120,000 Face Value Convertible Note Financing	(24,960)	8,400
$ 60,000 Face Value Convertible Note Financing	(12,480)	7,080
$ 200,000 Face Value Convertible Note Financing	(86,667)	--
Total derivative income (expense) arising from fair value adjustments	$(250,887)	$4,472,090

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009
Note 5.      Derivative Liabilities (Continued):

	Three Months Ended June 30, 2009	Year Ended March 31, 2009
Interest income (expense) from instruments recorded at Fair value under SFAS 155:
$ 312,000 Face Value Convertible Note Financing	$(128)	$--
$ 600,000 Face Value Convertible Note Financing	(168,152)	(11,490)
$ 500,000 Face Value Convertible Note Financing	(139,404)	(9,576)
$ 100,000 Face Value Convertible Note Financing	(25,511)	240,994
$ 120,000 Face Value Convertible Note Financing	(3,547)	(169)
$ 5,000 Face Value Convertible Note Financing	(130)	(25)
$ 5,000 Face Value Convertible Note Financing	(130)	(25)
$ 60,000 Face Value Convertible Note Financing	(1,749)	(55)
$ 70,834 Face Value Convertible Note Financing	(949)	(100)
$ 200,000 Face Value Convertible Note Financing	(14,598)	--
	$(354,298)	$219,554

Our derivative liabilities as of June 30, 2009, and our derivative income during the quarter ended June 30, 2009 and from inception through June 30, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

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

During December 2006, the Financial Accounting Standards Board released FASB Staff Position FSP EITF 00-19-2, Accounting for Registration Payment Arrangements, which amended Financial Accounting Standard No. 133 Accounting for Derivative Financial Instruments and Hedging Activities. Generally, the standard provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments are accounted for pursuant to Financial Accounting Standard No. 5 Accounting for Contingencies, which is our current accounting practice. That is, all registration payments will require recognition when they are both probable and reasonably estimable. As of June 30, 2009, our management concluded that registration payments are not probable.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 6.     Loans Payable – Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $46,463 in advances payable to the officers of MHHI.  These advances are non-interest bearing and payable upon demand.

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

(b) Common Stock Warrants:

As of June 30, 2009, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	$0.05
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.05
February, 2008 Convertible Note Financing	2/15/2008	2/14/2013	1,515,151	0.05
April, 2008 Supply Agreement	4/16/2008	4/15/2013	100,000	0.75
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	500,000	0.05
April, 2008 Finder’s Fees	4/14//2008	4/13/2008	62,500	0.05
May, 2008 Financing	5/19/2008	5/18/2011	100,000	0.05
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	37,500	0.05
June, 2008 Debt Extension	6/23/2008	6/22/2011	150,000	0.05
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	303,030	0.05
July, 2008 Debt Extensions	7/14/2008	7/13/2011	150,000	0.05
August, 2008 Financing	8/5/2008	8/4/2011	100,000	0.05
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	2,400,000	0.05
January, 2009 Debt Extensions	1/27/2009	1/26/2014	776,000	0.05
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	1,200,000	0.05
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	8,333,334	0.05

Total issued Class A warrants			18,670,696

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 7.      Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (Continued):

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

No warrants were exercised for the three months ended June 30, 2009.

(c) Common Stock Issued During the Three Months Ended June 30, 2009:

At June 30, 2009, we had issued and outstanding 18,088,710 shares of common stock of which 3,871,014 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 17, 2009, we issued 689,817 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $30,000 plus accrued interest of $4,491.

On April 22, 2009, we issued 600,800 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $30,000 plus accrued interest of $40.

On April 23, 2009, we issued 100,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $5,000.

On April 30, 2009, we issued 200,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $10,000.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 7.      Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2009 (Continued):

On May 18, 2009, we issued 212,060 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $10,000 and accrued interest of $603.

On June 26, 2009, we issued 583,836 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $25,000 and accrued interest of $4,192.

On June 29, 2009, we issued 766,104 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $12,664.

On June 29, 2009, we issued 535,972 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $2,500 and accrued interest of $1,799.

d) Warrants Issued During the Three Months Ended June 30, 2009:
None

c) Options Issued During the Three Months Ended June 30, 2009:
None

Note 8       Fair Value Measurements:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 8      Fair Value Measurements (Continued):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 5)	$374,166	$-	$-	$374,166

Total Liabilities	$374,166	$-	$-	$374,166

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$123,279
Total gains or (losses) (realized/unrealized):
Included in earnings	250,887
Included in other comprehensive income	-
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$374,166

Note 9.      Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term.  As of June 30, 2009, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2010	$68,809
2011	95,620
2012	99,444
2013	103,422
2014	17,348

$384,643

Rental expense, which also includes maintenance and parking fees, for the three months period ended June 30, 2009 was $31,098.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 9.      Commitments and Contingencies (Continued):

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

Royalties

On August 19, 2008, we signed a “Sublicense Agreement” with Nutraceutical Discoveries, Inc. for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages.  We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology.  The agreement will terminate on December 31, 2011, unless earlier terminated.  The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies.  The contract calls for payment of royalties equal to 5.75% of the Net Sales (as defined) of any such developed products which are expected to occur in 2009.  Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 of which $34,000 has not been paid.  Minimum  royalties to pay in calendar year 2009 will be $462,500 (represents $18,000 per month x 10 months in 2009 plus start up payment of $55,000 plus cost of the stock options of $227,500) and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. We issued 350,000 stock options at an exercise price of $.65 per option. We recorded $31,639 in royalty expense for the three months ended June 30, 2009. Due to the delay in developing products under this license, we are in negotiations to modify this “Sublicense Agreement” in which the above terms could change.

Note 10.           Subsequent Events:

On July 10, 2009, Tommy E. Kee gave his letter of resignation as CFO to be effective on the same date.  Resignation was due due to the company’s inability to obtain the necessary financing to complete the annual audit and the filing of the Form 10-K which have now been filed.  He agreed to provide services to complete the necessary SEC filings as a consultant.

On July 14, 2009, we entered into another Modification, Waiver and Consent Agreement whereas the subscribers to the March, 2009 agreement agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112 with these two investors.  In addition, we issued each investor a total of 3,356,500 warrants for a total of 6,713,000 warrants. The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

During July, 2009, we signed the first amendment to our office lease agreement whereas we agreed to issue 12,893,520 shares of common stock in order to pay a certain portion of the unpaid balance of the lease payments through October 31, 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2009

Note 10.   Subsequent Events (Continued):
As noted in Notes 3 and 4 the company is in default with most of its debt financing as the company is negotiating with these debt holders to extend the due dates of these debts.

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

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (Continued):

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

- Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to Statement on Financial Accounting Standards No. 155 “Accounting for Certain Hybrid Financial Instruments”), especially with only a few months of active public trading of the Company’s common stock for the period ended June 30, 2009

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended June 30, 2009 and 2008. As such, there is no meaningful comparison with prior periods.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008:

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended June 30, 2009 were $579,812.  As a result of the foregoing plus the recognition of derivative expense for $250,887 and $524,286 net interest expense, we reported a net loss for the three month period ended June 30, 2009 of $1,360,029.  Basic and diluted loss per common share was $0.09 based on a weighted average number of common shares outstanding for 15,806,124.

For the three months ended June 30, 2008, total operating expenses were $1,294,040, derivative expense was $12,947,060, loss on extinguishment of debt was $430,447 and net interest expense was $3,003,174, resulting in a net loss of $17,669,888.  The basic and diluted loss per common share was $2.03 based on a weighted average number of common shares outstanding for 8,725,530.

Total operating expenses for the three months ended June 30, 2009 as compared with the three months ended June 30, 2008 were lower mainly due to the decreased development activities of the company due to limited capital.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with only about one and one half years of operations, we do not have any meaningful comparable financial information with prior periods.  The net cash used in operating activities is due to a number of factors. For the three months ended June 30, 2009, we reported a net loss of $1,360,029 which includes such non-cash items as derivative expense of $250,887 and fair value adjustment loss of convertible notes for $354,298.  Net cash flows generated by our operating activities were inadequate to cover our working capital needs for the period ended June 30, 2009, and we had to rely on new convertible debt financings to cover operating expenses.

ITEM 2. –     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Cash used in the period ended June 30, 2009 for investing activities was $713 for trademark costs.

Net cash provided by our financing activities for the period ended June 30, 2009 was $48,667.  This is primarily attributed to recognizing a default redemption amount of 20% for certain convertible debts.

For the period ended June 30, 2008, we reported a net loss of $17,669,888 that included an offset of non-cash items including derivative expense of $12,947,060, an amount of $2,564,918 for the fair value adjustments of our convertible notes and $430,447 for the recognition of a loss on debt extinguishment.    Other non-cash offsets included the recording of $351,154 in costs for the issuance of common stock and warrants.

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

External Sources of Liquidity:

For the three months ended June 30, 2008:

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

LIQUIDITY AND CAPITAL RESOURCES (Continued):

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

We have generated negligible revenues to date from product sales. Our accumulated deficit as of June 30, 2009 is $9,733,805.

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

CERTAIN BUSINESS RISKS (Continued):

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

ITEM 4. –     CONTROLS AND PROCEDURES (Continued):

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

As of June 30, 2009, the Company was in default in paying the October-2007, January-2008, February-2008, September-2008 and December-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to July 1, 2009. The company is working on the extensions of the due dates for these debts.

As of June 30, 2009, the Company was in default in paying the April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 10 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	***
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17)	Form of Class A Warrant, September 2008	***
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	*****
(14)	Code of Ethics	*
(21)	Subsidiaries of Registrant

*  previously filed with the Commission on April 11, 2008 as exhibits to Form S-1/A (SEC Accession Number 0001144204-08-021783)
** previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
*** filed with the Commission on November 19, 2008 as Exhibits 10.14-10.17 to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
**** filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-000385)
***** filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession Number 0001213900-09-002104)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: August 26, 2009

/S/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	President and Acting CFO	8/26/09
Roy G. Warren