Form 10-Q
period 2009-09-30
Attitude Drinks Inc.
filed 2009-11-23
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 44,882,231 shares issued and outstanding as of November 23, 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

		PAGE(S)
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Balance Sheets – September 30, 2009 (unaudited) and March 31, 2009	3

	Statements of Operations – Three Months Ended September 30, 2009 and 2008, Six Months Ended September 30, 2009 and 2008 and the Periods from Inception (June 18, 2007) to September 30, 2009 (unaudited)	4

	Statements of Cash Flows – Six Months Ended September 30, 2009 and 2008 and the Periods from Inception (June 18, 2007) to September 30, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 2.	Unregistered Sales of Equity and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information/Subsequent Events	42

Item 6.	Exhibits	43

SIGNATURES		44

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$2,866	$119,637
Accounts receivable, net of allowance for doubtful accounts of $957 for September 30, 2009 and March 31, 2009	69	5,540
Inventories, net of reserve for obsolescence of $119,511 and $43,102 for September 30, 2009 and March 31, 2009, respectively	18,674	95,259
Deferred financing costs, net	36,860	203,842
Prepaid expenses and other current assets	125,769	111,343
TOTAL CURRENT ASSETS	184,238	535,621

FIXED ASSETS, NET	39,647	44,657

OTHER ASSETS:

Trademarks, net	532,662	529,789
Deposits and other	24,389	24,389

TOTAL OTHER ASSETS	557,051	554,178

TOTAL ASSETS	$780,936	$1,134,456

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,237,225	$1,145,348
Accrued liabilities	3,367,921	2,667,557
Derivative liabilities	232,753	123,279
Short-term bridge loans payable	388,000	388,000
Convertible notes payable – current portion	3,470,531	3,041,727
Loans payable to related parties	21,463	46,463
TOTAL CURRENT LIABILITIES	8,717,893	7,412,374

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001, 20,000,000 shares authorized, 9,000,000 and 0 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	9,000	-
Common stock, par value $0.001, 100,000,000 shares authorized, 34,482,231 and 14,400,121 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	34,482	14,400
Additional paid-in capital	4,087,992	2,081,458
Deficit accumulated during the development stage	(12,068,431)	(8,373,776)

TOTAL STOCKHOLDERS' (DEFICIT)	(7,936,957)	(6,277,918)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$780,936	$1,134,456

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Development Stage Period From Inception (June 18, 2007) to September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Net revenues	$168	$10,826	$(4,791)	$34,529	$19,806
Product and shipping costs	(76,451)	(10,656)	(76,536)	(29,526)	(153,279)
GROSS PROFIT	(76,283)	170	(81,327)	5,003	(133,473)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	1,852,681	339,030	2,187,941	991,161	4,827,314
Marketing and promotion	88,939	477,247	190,716	956,622	1,975,154
Consulting fees	16,731	82,915	16,731	85,973	459,009
Professional and legal fees	109,641	80,189	161,907	137,073	600,338
Travel and entertainment	(1,362)	29,761	9,241	74,696	216,532
Product development costs	1,500	-	9,000	950	103,950
Other operating expenses	63,596	88,182	136,002	144,889	687,553
	2,131,726	1,097,324	2,711,538	2,391,364	8,869,850

LOSS FROM OPERATIONS	(2,208,009)	(1,097,154)	(2,792,865)	(2,386,361)	(9,003,323)

OTHER INCOME (EXPENSE):
Derivative income (expense)	102,593	15,446,395	(148,294)	2,499,335	86,246
Loss on extinguishment of debt	-	(161,573)	-	(592,020)	(1,125,804)
Interest and other financing costs	(229,210)	2,549,905	(753,496)	(453,269)	(2,025,550)
	(126,617)	17,834,727	(901,790)	1,454,046	(3,065,108)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(2,334,626)	16,737,573	(3,694,655)	(932,315)	(12,068,431)
Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(2,334,626)	$16,737,573	$(3,694,655)	$(932,315)	$(12,068,431)

Basic income/(loss) per common share	$(.11)	$1.69	$(.20)	$(.10)

Diluted income/(loss) per common share	$(.11)	$1.18	$(.20)	$(.10)

Weighted average common shares outstanding – basic	21,474,328	9,925,600	18,655,713	9,328,844

Weighted average common shares outstanding – diluted	21,474,328	14,250,680	18,655,713	9,328,844

See accompanying notes to consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	Development Stage Period From Inception (June 18, 2007) to September 30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,694,655)	$(932,315)	$(12,068,431)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,657	19,580	25,289
Amortization of deferred financing costs	176,982	223,171	809,989
Compensatory stock and warrants	1,876,828	824,553	3,322,792
Derivative expense/(income)	148,294	(2,499,335)	(125,066)
Fair value adjustment of convertible note	403,763	(168,094)	(111,148)
Loss on debt extinguishment	-	592,020	1,125,804
Amortization of debt discount	-	273,736	547,359
Loss on disposal of fixed assets	-	-	3,914
Changes in operating assets and liabilities:
Accounts receivable	5,471	(3,653)	(69)
Prepaid expenses and other assets	(14,426)	22,625	(150,157)
Inventories	76,585	(39,744)	(18,674)
Accounts payable and accrued liabilities	718,583	1,221,401	4,275,960
Net cash used in operating activities	(296,918)	(466,055)	(2,362,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(29,500)	(29,300)
Trademarks	(3,520)	(5,983)	(64,712)
Net cash used in investing activities	(3,520)	(35,483)	(94,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	145,000	100,000	1,630,000
Proceeds from short-term bridge loans payable	-	707,666	1,370,000
Costs associated with financing	(10,000)	(140,938)	(331,851)
Default Redemption	48,667	-	48,667
Repayment of notes	-	-	(260,000)
Capital contribution – common stock	-	-	2,500

Net cash provided by financing activities	183,667	666,728	2,459,316

NET INCREASE IN CASH AND CASH EQUIVALENTS	(116,771)	165,190	2,866
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,637	3,737	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,866	$168,927	$2,866

See accompanying notes to consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

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

The Company is a development stage enterprise as defined by the Financial Accounting Standards Codification. All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities.  All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development.  The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in four fast growing segments: energy drinks, functional water, liquid supplements and functional dairy.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2009 and 2008 and the results of its operations and cash flows for the periods ended September 30, 2009 and 2008.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2009, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (Continued):

10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the six months period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the six months ended September  30, 2009, a working capital deficit of $8,533,655 as of September 30, 2009 and has incurred losses to date resulting in an accumulated deficit of $12,068,431, including derivative loss/expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Finished goods	$105,419	$105,595
Reserve for obsolescence	(119,511)	(43,102)
Raw materials	32,766	32,766

Total inventories	$18,674	$95,259

(d)           Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt.  Amortization of deferred financing costs for the six months ended September 30, 2009 was $176,982.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years, once the applicable trademarked products are available for sale.  Amortization of trademarks for the six months ended September 30, 2009 was $647.  On August 8, 2008, we acquired a portfolio of intellectual properties with the issuance of a $507,500 convertible note (see Note 4 f).  We expect to place these trademarks in service during the fiscal year ending March 31, 2012.

(f)           Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

Derivative financial instruments, as defined in the FASB Accounting Standards Codification, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009, March 30, 2009 and July 15, 2009 financing arrangements provide a more meaningful presentation of that financial instrument. The fair value of the Company’s financial instruments at September 30, 2009 used valuation approaches which utilize assumptions under the following fair value hierarchy in accordance with the FASB Accounting Standards Codification:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

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

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2009, potential common shares arising from the Company’s stock warrants, stock options and convertible debt  and preferred stock amounting to 416,220,460 shares were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(h)           Subsequent Events:

The Company has evaluated subsequent events that occurred after September 30, 2009 through the date that the financial statements were issued on November 23, 2009.

(i)           Recent Accounting Pronouncements Applicable to the Company:

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. The applicability of any standard is subject to the formal review of our financial management, and certain standards are under consideration.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”). The Codification is the single source for all authoritative Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(i)	Recent Accounting Pronouncements Applicable to the Company (Continued):

effective for interim periods which ended after June 15, 2009. See Note 10, “Subsequent Events,” for disclosure of the date to which subsequent events are disclosed.

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements due to the Company’s warrants previously requiring liability classification.  See Note 5 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 5 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the six months ended September 30, 2009.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company adopted this guidance beginning March 31,

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009
Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(i)	Recent Accounting Pronouncements Applicable to the Company (Continued):

2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

In July 2006, the FASB issued guidance under ASC 740 “Income Taxes”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. The adoption of this guidance did not have any impact on our financial statements.

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2009 (unaudited)	March 31, 2009 (audited)
Accrued payroll and related taxes	$2,108,683	$1,650,976
Accrued marketing program costs	580,000	580,000
Accrued professional fees	128,538	81,300
Accrued interest	359,472	201,776
Other payables	191,228	153,505
Total	$3,367,921	$2,667,557

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

We determined that the warrants issued in this financing arrangement met the conditions for equity classification. The Company accounts for debt issued with stock purchase warrants in accordance with  the FASB Accounting Standards Codification. The proceeds of the debt were allocated between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants. We allocated a value of $98,864 to the warrants in accordance with the FASB Accounting Standards Codification.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 3.   Short-term Bridge Loans (Continued):

The modifications resulted in a loss on extinguishment of $294,646 in accordance with the FASB Accounting Standards Codification. The notes were considered in default on December 15, 2008 due to non-payment. Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.

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

We determined that the warrants issued in these financing arrangements meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with  the FASB Accounting Standards Codification.

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

The modifications resulted in a loss on extinguishment of $114,446 in accordance with the Financial Accounting Standards Codification.

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

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 3.   Short-term Bridge Loans (Continued)

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

We determined that the warrants issued in these financing arrangements met the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with the FASB Accounting Standards Codification. The fair value of the warrants using the Black-Scholes pricing model was $280,560, and we allocated a value of $29,569 to the warrants in accordance with with the FASB Accounting Standards Codification.

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

We recorded a loss on extinguishment of $140,550 in accordance with the FASB Accounting Standards Codification related to these modifications.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 3.   Short-term Bridge Loans (Continued):

Information and significant assumptions as of September 30, 2009 and March 31, 2009 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

May 19, 2008 financing (Continued):

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion or strike price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	82.97%	92.50%	84.59%	81.30%
Equivalent term (years)	1.73	2.23	4.33	4.83
Risk-free rate	1.11%	0.81%	2.31%	1.67%
Dividends	--	--	--	--

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

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, the FASB Accounting Standards Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period. We allocated the proceeds of the debt to the warrants, and the remaining portion was allocated to the debt instrument. The fair value of the warrants using the Black-Scholes pricing model was $62,700 and since the fair value of the warrants exceeded the proceeds from the financing, we recorded a day-one derivative loss of $12,700.

On January 15, 2009, we extended the term on the note from December 15, 2008 to July 1, 2009, and we issued investor warrants to purchase 240,000 shares of our common stock and 240,000 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with the FASB Accounting Standards Codification.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 3.    Short-term Bridge Loans (Continued):

exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

August 5, 2008 financing (Continued):

Information and significant assumptions as of September 30, 2009 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	September 30, 2009	March 31, 2009	September30, 2009	March 31, 2009
Estimate fair value of the Underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion or strike price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer group)	81.43%	91.70%	84.59%	81.30%
Equivalent term (years)	1.84	2.35	4.33	4.83
Risk-free rate	.95%	0.81%	1.88%	1.67%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.   Convertible Notes Payable

Convertible debt carrying values consist of the following:

	September 30, 2009	March 31, 2009
$ 312,000 Convertible Note Financing, due July 1, 2009 (a)	$312,000	$312,000
$ 600,000 Convertible Note Financing, due July 1, 2009 (b)	641,946	657,757
$ 500,000 Convertible Note Financing, due July 1, 2009 (b)	693,836	548,131
$ 100,000 Convertible Note Financing, due July 1, 2009 (b)	136,411	109,626
$ 243,333 Convertible Note Financing, due July 1, 2009 (c)	292,000	243,333
$ 60,833 Convertible Note Financing, due July 1, 2009 (d)	60,833	60,833
$ 20,000 Convertible Note Financing, due July 1, 2009 (c)	20,000	20,000
$ 120,000 Convertible Note Financing, due July 27, 2009 (e)	149,819	151,300
$ 5,000 Convertible Note Financing, due July 27, 2009 e)	6,242	6,322
$ 5,000 Convertible Note Financing, due July 27, 2009 (e)	6,242	6,322
$ 60,000 Convertible Note Financing, due July 27, 2009 (e)	75,945	75,157
$ 70,834 Convertible Note Financing, due July 27, 2009 (e)	90,270	89,310
$507,500 Convertible Note Financing, due August 7, 2009 (f)	507,500	507,500
$ 200,000 Convertible Note Financing, due December 30, 2009 (e)	269,784	254,136
$161,112 Convertible Note Financing, due December 30, 2009 (e)	207,703	--
Total convertible notes payable:	3,470,531	3,041,727
Less current maturities	3,470,531	3,041,727
Long-term convertible notes payable	$--	$--

As of September 30, 2009, we did not have sufficient authorized shares to settle all our equity indexed instruments which resulted in an event of default on the notes listed above. The remedies for events of default include acceleration of principal and interest and a portion of the notes also include redemption provisions which allow the holders the options to redeem the notes for 120% of the principal balance plus interest. The investors waived the default interest provisions until June 30, 2009 so beginning July 1, 2009, default interest of 15% will begin accruing on these notes until we are able to obtain sufficient authorized shares. Notes with the redemption provision were recorded at 120% of face value.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.                      Convertible Notes Payable (Continued):

The addition of a conversion option and the issuance of restricted stock on January 27, resulted in an extinguishment loss of $56,000 under  the FASB Accounting Standards Codification.

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

The convertible promissory notes are convertible into common shares based on a fixed conversion price of $0.33, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion feature was not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.   Convertible Notes Payable (Continued):

notes and related warrants to $.05.  This modification resulted in a loss on extinguishment of $379,183. During the quarter ended June 30, 2009, $147,664 of the principal balance on the note and $11,124 of interest was converted into shares of stock at a price of $.05.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2009 and March 31, 2009 for this financing are illustrated in the following tables:

(b)	$1,200,00 convertible notes payable (continued):

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	82.45%	86.70%
Term (years)	--	.25	3.06	3.56
Risk-free rate	--	--	1.64%	1.15%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.05	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	80.12%	86.70%
Term (years)	--	.25	3.39	3.89
Risk-free rate	--	--	1.45%	1.67%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.   Convertible Notes Payable (Continued):

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	87.59%	84.90%
Term (years)	--	.25	3.74	4.24
Risk-free rate	--	--	1.88%	1.55%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

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

In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security; however, we determined that the conversion feature met the paragraph 11(a) exemption and did not require liability classification under the FASB Accounting Standards Codification.  Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”). The

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.    Convertible Notes Payable (Continued):

conversion option is contingent on a future stock price so under the guidance of The FASB Accounting Standards Codification, the beneficial conversion feature was calculated at inception but will not be recognized until the contingency is resolved.  The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to the (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note (using the relative fair value approach).

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore,  the FASB Accounting Standards Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

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
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.    Convertible Notes Payable (Continued):

there was no beneficial conversion feature present, since the effective conversion price was greater than the market value of the stock.

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, the FASB Accounting Standards Codification  requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

(d)	$60,833 convertible notes payable (Continued):

We received the following proceeds from the financing transactions:

	Gross proceeds	Finance costs	Net proceeds
December 18, 2008 Financing:
$60,833 Face Value Convertible Note Financing	$50,000	$--	$50,000

(e)   $621,945 convertible notes payable

On January 27, 2009 , March 30, 2009 and Ju;ly 15, 2009, we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $621,945 face value secured convertible notes and warrants to purchase an aggregate 14,211,112 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $0.05 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The following table provides the details of each of the financings:

Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$130,000	(1)	January 27, 2009	July 27, 2009	8,666,666	2,400,000
70,834	(2)	January 27, 2009	July 27, 2009	4,722,267	--
60,000		February 17, 2009	July 27, 2009	4,000,000	1,200,000
200,000		March 30, 2009	December 30, 2009	13,333,333	8,333,334
161,111		July 15, 2009	December 30, 2009	5,555,552	1,611,112
$621,945				36,277,818	13,544,446

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.    Convertible Notes Payable (Continued):

(e)           $460,834 convertible notes payable (Continued):

We received the following proceeds from the financing transactions:

	Gross proceeds	Debt discount & finance costs	Net proceeds
$ 130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$ 60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$ 200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161.111 Face Value Convertible Note Financing	161,111	16,111	145,000
Total	$541,111	$91,761	$449,350
:
The holder has the option to redeem the convertible notes payable for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

We also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, the FASB Accounting Standards Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2009 and March 31, 2009 for this financing are illustrated in the following tables:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.   Convertible Notes Payable (Continued):

(e)           $621,945 convertible notes payable (Continued):

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	85.12%	81.30%
Term (years)	0.25	0.32	4.33	4.83
Risk-free rate	--	--	1.88%	1.67%
Credit-risk adjusted yield	15.6%	16.32%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.025	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	--	85.12%	81.30%
Term (years)	0.25	0.32	4.33	4.83
Risk-free rate	--	--	1.88%	1.67%
Credit-risk adjusted yield	15.6%	16.32%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.015	$0.015	$0.029	$0.015
Conversion/exercise price	$0.050	$0.050	$0.050	$0.050
Volatility (based upon Peer Group)	--	80.29%	84.20%	80.29%
Term (years)	0.25	5.00	4.50	5.00
Risk-free rate	--	1.72%	2.31%	1.72%
Credit-risk adjusted yield	16.32%	--	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 4.    Convertible Notes Payable (Continued):

(e)           $621,945 convertible notes payable (Continued):

$161,111 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	September 30, 2009	March 31, 2009	September 30, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	--	$0.029	--
Conversion/exercise price	$0.050	--	$0.050	--
Volatility (based upon Peer Group)	--	--	83.38%	--
Term (years)	0.50	--	4.79	--
Risk-free rate	--	--	2.31%	--
Credit-risk adjusted yield	15.56%	--	--	--
Dividends	--	--	--	--

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

Note 5.   Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of September 30, 2009 and March 31, 2009:
Our financing arrangement giving rise to derivative financial instruments:	September 30, 2009	March 31, 2009
$ 600,000 Face Value Convertible Note Financing	$(41,697)	$(31,565)
$ 500,000 Face Value Convertible Note Financing	(23,524)	(19,394)
$ 100,000 Face Value Convertible Note Financing	(6,122)	(4,121)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(2,544)	(1,088)
$ 120,000 Face Value Short Term Bridge Loan Note Financing	(2,526)	(1,088)
$ 60,000 Face Value Short Term Bridge Loan Note Financing	(1,263)	(544)
$ 33,000 Face Value Short Term Bridge Loan Note Financing	(856)	(452)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(1,623)	(947)
$ 120,000 Face Value Convertible Note Financing	(26,291)	(12,720)
$ 60,000 Face Value Convertible Note Financing	(13,145)	(6,360)
$ 200,000 Face Value Convertible Note Financing	(94,322)	(45,000)
$ 161,111 Face Value Convertible Note Financing	(18,840)	-
Total derivative liabilities	$(232,753)	$(123,279)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

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
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 5.   Derivative Liabilities (Continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through September 30, 2009:

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Inception through September 30, 2009
Day-one derivative losses:
$ 600,000 Face Value Convertible Note Financing	$(2,534,178)
$ 500,000 Face Value Convertible Note Financing	(899,305)
$ 100,000 Face Value Convertible Note Financing	(1,285,570)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(12,700)
$ 120,000 Face Value Convertible Note Financing	(72,251)
$ 60,000 Face Value Convertible Note Financing	(38,542)
$ 200,000 Face Value Convertible Note Financing	(119,136)
$ 161,111 Face Value Convertible Note Financing	(45,846)
Total day-one derivative losses:	$(5,007,528)

Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$2,398,286
$ 500,000 Face Value Convertible Note Financing	898,305
$ 100,000 Face Value Convertible Note Financing	1,285,570
$ 120,000 Face Value Short Term Bridge Loan Financing	277,463
$ 120,000 Face Value Short Term Bridge Loan Financing	109,182
$ 60,000 Face Value Short Term Bridge Loan Financing	54,591
$ 33,000 Face Value Short Term Bridge Loan Financing	138,922
$ 55,000 Face Value Short Term Bridge Loan Financing	61,539
$ 243,333 Face Value Convertible Note Financing	134,424
$ 60,833 Face Value Convertible Note Financing	6,602
$ 120,000 Face Value Convertible Note Financing	(5,171)
$ 60,000 Face Value Convertible Note Financing	295
$ 200,000 Face Value Convertible Note Financing	(49,322)
$ 161,111 Face Value Convertible Note Financing	(11,813)
Total income (expense) arising from fair value adjustments	$5,298,873

Interest income (expense) from instruments recorded at fair value:
$ 600,000 Face Value Convertible Note Financing	(59,416)
$ 500,000 Face Value Convertible Note Financing	(193,753)
$ 100,000 Face Value Convertible Note Financing	206,688
$ 120,000 Face Value Convertible Note Financing	1,312
$ 5,000 Face Value Convertible Note Financing	55
$ 5,000 Face Value Convertible Note Financing	55
$ 60,000 Face Value Convertible Note Financing	(843)
$ 70,834 Face Value Convertible Note Financing	(1,060)
$ 200,000 Face Value Convertible Note Financing	(15,648)
$ 161,111 Face Value Convertible Note Financing	(7,772)
$(70,382)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 5.    Derivative Liabilities (Continued):

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from three months ended September 30, 2009 and the year ended March 31, 2009.

Our financing arrangements giving rise to derivative financial instruments and the income effects:	Six Months Ended September 30, 2009	Year Ended March 31, 2009
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$(10,133)	$1,690,346
$ 500,000 Face Value Convertible Note Financing	(4,130)	926,364
$ 100,000 Face Value Convertible Note Financing	(2,001)	1,052,484
$ 120,000 Face Value Short Term Bridge Loan Financing	(1,456)	278,920
$ 120,000 Face Value Short Term Bridge Loan Financing	(1,438)	110,620
$ 60,000 Face Value Short Term Bridge Loan Financing	(719)	55,310
$ 33,000 Face Value Short Term Bridge Loan Financing	(403)	139,325
$ 55,000 Face Value Short Term Bridge Loan Financing	(676)	62,215
$ 243,333 Face Value Convertible Note Financing	--	134,424
$ 60,833 Face Value Convertible Note Financing	--	6,602
$ 120,000 Face Value Convertible Note Financing	(13,571)	8,400
$ 60,000 Face Value Convertible Note Financing	(6,785)	7,080
$ 200,000 Face Value Convertible Note Financing	(49,323)	--
$ 161,111 Face Value Convertible Note Financing	(57,659)	--
Total derivative income (expense) arising from fair value adjustments	$(148,294)	$4,472,090

	Six Months Ended September 30, 2009	Year Ended March 31, 2009
Interest income (expense) from instruments recorded at Fair value:
$ 600,000 Face Value Convertible Note Financing	$(188,100)	$(11,490)
$ 500,000 Face Value Convertible Note Financing	(183,308)	(9,576)
$ 100,000 Face Value Convertible Note Financing	(34,306)	240,994
$ 120,000 Face Value Convertible Note Financing	1,481	(169)
$ 5,000 Face Value Convertible Note Financing	80	(25)
$ 5,000 Face Value Convertible Note Financing	80	(25)
$ 60,000 Face Value Convertible Note Financing	(788)	(55)
$ 70,834 Face Value Convertible Note Financing	(960)	(100)
$ 200,000 Face Value Convertible Note Financing	(15,648)	--
$ 161,111 Face Value Convertible Note Financing	(7,772)
	$(429,241)	$219,554

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 5.   Derivative Liabilities (Continued):

Our derivative liabilities as of September 30, 2009, and our derivative income during the six months ended September 30, 2009 and from inception through September 30, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009 and the $161,111 face value convertible note and warrant financing dated July 15, 2009, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

•
In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of September 30, 2009, our management concluded that registration payments are not probable.

Note 6.    Loans Payable – Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $46,463 in advances payable to the officers of MHHI.  These advances are non-interest bearing and payable upon demand.  The Company issued 500,000 shares of common stock  valued at $.05 or $25,000 in September, 2009  which reduced the above amount to $21,463.

In addition, the Company issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 4). During September, 2009, Roy Warren assigned the $100,000 notes to another party.

Note 7.   Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of convertible preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value.  Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all of the outstanding A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 7.    Stockholders’ Deficit (Continued):

(a) Series A Preferred Stock (continued):

common stock without the approval of a majority of the Series A holders.  During the quarter ended September 30, 2008, all 75,000 shares of Series A were converted into 450,000 shares of common stock.  During the quarter ended September 30, 2009, 9,000,000 shares of Series A were granted to Roy Warren. We recorded a non-cash expense for $1,620,000 which is based on the then market price of $.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby deleted in its entirety and the following shall be substituted in lieu thereof- Rights, Powers and Preferences:  The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:

Designation and Amount- Out of the Twenty Million (20,000,000) shares of the $.001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

(b) Common Stock Warrants:

As of September 30, 2009, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	$0.05
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.05
February, 2008 Convertible Note Financing	2/15/2008	2/14/2013	1,515,151	0.05
April, 2008 Supply Agreement	4/16/2008	4/15/2013	100,000	0.75
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	500,000	0.05
April, 2008 Finder’s Fees	4/14//2008	4/13/2008	62,500	0.05
May, 2008 Financing	5/19/2008	5/18/2011	100,000	0.05
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	37,500	0.05
June, 2008 Debt Extension	6/23/2008	6/22/2011	150,000	0.05
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	303,030	0.05
July, 2008 Debt Extensions	7/14/2008	7/13/2011	150,000	0.05
August, 2008 Financing	8/5/2008	8/4/2011	100,000	0.05
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	2,400,000	0.05
January, 2009 Debt Extensions	1/27/2009	1/26/2014	776,000	0.05
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	1,200,000	0.05
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	8,333,334	0.05
July, 2009 Convertible Note Financing	7/15/2009	7/14/2014	1,611,112	0.05
Total issued Class A warrants			20,281,808

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 7.   Stockholders’ Deficit (Continued):

(b) Common Stock Warrants (Continued):

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	2,818,181	0.75
January, 2008 Investment Banker Agreement	125,000	0.75
February, 2008 Convertible Notes Financing	1,515,151	0.75
April, 2008 Financing	500,000	0.75
April, 2008 Finder’s Fees	62,500	0.75
May, 2008 Financing	100,000	0.75
May, 2008 Finder’s Fees	37,500	0.75
June, 2008 Debt Extension	150,000	0.75
June, 2008 Convertible Note Financing	303,030	0.75
July, 2008 Debt Extensions	150,000	0.75
August, 2008 Financing	100,000	0.75

Total unissued Class B warrants	5,861,362

Total Warrants	26,143,170

No warrants were exercised for the six months ended September 30, 2009.

(c) Common Stock Issued During the Six Months Ended September 30, 2009:

At September 30, 2009, we had issued and outstanding 34,482,231 shares of common stock of which 3,871,014 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 7.    Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Six Months Ended September 30, 2009 (Continued):

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

On September 12, 2009, we issued 15,893,521 shares of common stock as payment for past due services.

On September 12, 2009, we issued 500,000 shares of common stock to reduce a loan payable to an officer of the previous parent company (see Note 6 above).

d) Warrants Issued During the Six Months Ended September 30, 2009:

On July 15, 2009, we issued 1,611,112 class A warrants for five years at an exercise price of $.05. These warrants related to the July, 2009 $161,111 convertible notes financing.

(e) Options Issued During the Six Months Ended September  30, 2009:

None

Note 8     Fair Value Measurements:

The FASB Accounting Standards Codification clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 8      Fair Value Measurements (Continued):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 5)	$232,753	$-	$-	$232,753

Total Liabilities	$232,753	$-	$-	$232,753

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$123,279
Total gains or (losses) (realized/unrealized):
Included in earnings	148,294
Included in other comprehensive income	(38,820)
Purchases, issuances and settlements	-
Transfer in and/or out of Level 3	-
Ending Balance	$232,753

Note 9.   Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term.  As of September 30, 2009, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2010	$23,133
2011	95,620
2012	99,444
2013	103,422
2014	17,348

$338,967

Rental expense, which also includes maintenance and parking fees, for the six months period ended September 30, 2009 was $62,828.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

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

Royalties

On August 19, 2008, we signed a “Sublicense Agreement” with Nutraceutical Discoveries, Inc. for the use of exclusive rights to certain intellectual property which will permit unique structure-function metabolic health and weight management claims for dairy functional beverages.  We plan to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology.  The agreement will terminate on December 31, 2011, unless earlier terminated.  The initial term may be extended for consecutive one (1) year terms upon the mutual written consent between the two companies.  The contract calls for payment of royalties equal to 5.75% of the Net Sales (as defined) of any such developed products which are expected to occur in 2009.  Upon the sooner of raising sufficient capital to bring such product(s) to market or October 31, 2008, we shall pay to Nutraceutical Discoveries, Inc. in cash the sum of $55,000 of which $34,000 have not been paid.  Minimum royalties to pay in calendar year 2009 will be $462,500 (represents $18,000 per month x 10 months in 2009 plus start up payment of $55,000 plus cost of the stock options of $227,500) and for calendar year 2010 and thereafter, an amount equal to the greater of the total minimum monthly cash amount for the preceding calendar year or 6.6125% of the annual net sales for the sales of developed product for the immediately preceding calendar year. We issued 350,000 stock options at an exercise price of $.65 per option. We recorded $63,277 in royalty expense for the six months ended September 30, 2009. Due to the delay in developing products under this license, we are in negotiations to modify this “Sublicense Agreement” in which the above terms could change.  Nutraceutical Discoveries, Inc. sent a letter dated on August 14, 2009 to advise that we breached the Sublicense Agreement with them.  This letter represented written notice that Nutraceutical Discoveries, Inc. intended to terminate this agreement from 30 days of August 14, 2009 which was done.  They have exercised their right that this agreement is non-exclusive and available for other licensees.

Note 10. Subsequent Events:

The Company has evaluated subsequent events that occurred after September 30, 2009 through the date that the financial statements were issued on November 23, 2009.

As noted in Notes 3 and ,4 the company is in default with most of its debt financing as the company is negotiating with these debt holders to extend the due dates of these debts.

Our obligations with Nutraceutical Discoveries, Inc. ceased at the end of October, 2009.  The agreement and exclusivity with them were terminated at October 31, 2009.  We will still need to pay the remaining $34,000 that is referenced in Note 9.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2009

Note 10. Subsequent Events (Continued):

On November 11, 2009, the Company issued 400,000 shares of common stock from the Company’s 2007 Stock
Compensation and Incentive Plan that were registered on a Form S-8 registration statement filed and declared effective on May 16, 2208 to a consultant to complete the valuations on the company’s debt instruments for the quarter ended September 30, 2009.

On November 13, 2009, the Company entered into a financing agreement in which one of the October 23, 2007 debt holders assigned $80,000 worth of its ownership interest in this note to other parties.  The other parties then converted the total $80,000 debt into 10,000,000 shares of the Company’s common stock.  These shares were then swapped for an equivalent value of other freely tradable stock in which the Company will receive approximately $80,000.  As such, the Company entered into a new convertible note payable with the original debt holder for a purchase price of $100,000 with a principal amount of $111,111.

.

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

.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (Continued):

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

-               Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value (pursuant to the FASB Accounting Standards Codification, especially with only a limited number of months of active public trading of the Company’s common stock for the period ended September 30, 2009

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by  the FASB Accounting Standards Codification, these instruments are to be carried as derivative liabilities, at fair value, in our financial statements.  However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative.  We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007 financing arrangement provides a more meaningful presentation of that financial instrument.

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

.

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended September 30, 2009 and 2008. As such, there is no meaningful comparison with prior periods.

Six Months Ended September 30, 2009 Compared to Six Months Ended September  30, 2008:

The majority of the Company’s expenses relate to salaries and related payroll taxes, marketing and promotion and professional fees.  Total operating expenses for the six months ended September 30, 2009 were $2,711,538.  The total loss for this period was $3,694,655 which includes the recognition of derivative expense for $ 148,294 and $753,496 net interest expense.  Basic and diluted loss per common share was $.20 based on a weighted average number of common shares outstanding for 18,655,713.

Total loss for the six months period ended September 30, 2008 was $932,315 which included operating expenses of $2,391,364, the recognition of derivative income of $2,499,335, a loss on the extinguishment of debt for $592,020 and $453,268 net interest expense.  Basic and diluted loss per common share is $0.10 based on a weighted average number of common shares outstanding for 9,328,844.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008:

Most of the Company’s expenses relate to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended September 30, 2009 were $2,131,726.  As a result of the foregoing plus the recognition of derivative income for $102,593 and $229,210 net interest expense, we reported a net loss for the three month period ended September 30, 2009 of $2,334,626.  Basic and diluted loss per common share was $0.11 based on a weighted average number of common shares outstanding for 21,474,328.

For the three months ended September 30, 2008, total operating expenses were $1,097,324, derivative income was $15,446,395, loss on extinguishment of debt was $161,573 and net interest income was $2,549,905, resulting in a net income of $16,737,573.  The basic and diluted income per common share was $1.69 and $1.18, respectively, based on a weighted average number of common shares outstanding for 9,925,600 and 14,250,680, respectively.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with less than two years of operations, we do not have any meaningful comparable financial information with prior periods.  The net cash used in operating activities is due to a number of factors. For the six months ended September 30, 2009, we reported a net loss of $3,694,655 which includes such non-cash items as derivative expense of $109,474 and fair value adjustment loss of convertible notes for $442,583. Net cash flows generated by our operating activities were inadequate to cover our working capital needs for the period ended September 30, 2009, and we had to rely on new convertible debt financings to cover operating expenses.

Cash used in the period ended September 30, 2009 for investing activities was $3,520 for trademark costs.

Net cash provided by our financing activities for the period ended September 30, 2009 was $183,667.  This is primarily attributed to recognizing a default redemption amount of 20% for certain convertible debts plus the July 2009 financing for $145,000.

For the period ended September 30, 2008, we reported a net loss of $932,315 that included such non-cash items as derivative income of $2,499,335 and $592,020 for the recognition of a loss on debt extinguishment.  Other non-cash items included the recording of $824,553 in costs for the issuance of common stock and warrants.

Cash used in the period ended September 30, 2008 for investing activities was $35,483 for equipment purchases and trademark costs.

Net cash provided by our financing activities for the period ended September 30, 2008 was $666,728.  This is primarily attributed to proceeds received from the short-term bridge loans for $707,666 and the receipt of $100,000 for the last tranche of the October, 2007 subscription.

External Sources of Liquidity:

For the six months ended September 30, 2009:

On July 14, 2009, we entered into another Modification, Waiver and Consent Agreement whereas the subscribers to the March, 2009 agreement agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112 with these two investors.  In addition, we issued each investor a total of 805,556 warrants for a total of 1,611,112 warrants.  The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

For the six months ended September 30, 2008:

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

On August 5, 2008, we borrowed $55,000 from one investor, receiving net proceeds of $50,000.  We agreed to repay this note on September 5, 2008 and issued additional 100,000 class A warrants at an exercise price of $.50.  We extended the due date of this note to December 15, 2008 for 110,000 additional restricted shares of the company’s common stock.

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

We have generated negligible revenues to date from product sales. Our accumulated deficit as of September 30, 2009 is $12,068,431.

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

ITEM 3. –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. –  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and financial consultant, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives.  In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and financial consultant, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on the foregoing, our chief executive officer and financial consultant concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales.  Their claim is for $21,079 plus legal costs whereas our recorded amount is $16,079, resulting in the disagreement of one month of consulting fees.  Due to the lack of adequate capital financing, we have not been able to make any payments, and we recorded the additional $5,000 to equal the total claim.  We expect to resolve this matter as soon as practical.

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106.14 plus interest and legal costs.  This amount had already been recorded in our records as well as projected interest costs of $681.76 and estimated court costs of $307.49.  A total of $656.78 has been paid towards this total claim.

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees.  The claim is for $3,033.45 as we have already recorded a similar amount in our records.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company signed a Modification, Waiver and Consent Agreement on July 14, 2009 for a new note payable in the amount of $145,000 as substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112.  In addition, a total of 6,713,000 warrants were issued.

Item 3. Defaults on Senior Securities

As of September 30, 2009, the Company was in default in paying the October-2007, January-2008, February-2008, September-2008 and December-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to July 1, 2009. The company is working on the extensions of the due dates for these debts.

As of September 30, 2009, the Company was in default in paying the April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts.

As of September 30, 2009, the Company was in default in paying the January-2009 and February-2009 debt obligations.  The company is working on the extension of the due dates for these debts.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

See Note 10 of Notes to Condensed Consolidated Financial Statements

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)	Restated Certificate of Incorporation	*
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(4)(6)	Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock		X
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	***
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17)	Form of Class A Warrant, September 2008	***
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	****
(14)	Code of Ethics	*****
(21)	Subsidiaries of Registrant	*
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
Date: November 23, 2009

/s/Roy G. Warren
President

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren	President and Acting CFO	November 23, 2009
Roy G. Warren