Form 10-Q
period 2009-12-31
Attitude Drinks Inc.
filed 2010-02-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 52,607,231 shares issued and outstanding as of February 19, 2010.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

PAGE(S)

PART I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements:
	Balance Sheets – December 31, 2009 (unaudited) and March 31, 2009	3
	Statements of Operations – Three and Nine Months Ended December 31, 2009 and 2008 and for the Period from Inception (June 18, 2007) through December 31, 2009 (unaudited)	4
	Statements of Cash Flows – Nine Months Ended December 31, 2009 and 2008 and for the Period from Inception (June 18, 2007) through December 31, 2009 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity and Use of Proceeds	41

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information/Subsequent Events	42
.
Item 6.	Exhibits	43

SIGNATURES	44

EXHIBITS DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION
ITEM 1. – FINANCIAL STATEMENTS
ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2009	2009
	(Unaudited)

- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$651	$119,637
Accounts receivable, net of allowance for
doubtful accounts of $957 as of March 31, 2009	-	5,540
Inventories, net of reserve for obsolescence of $105,419 and
$43,102 as of December 31 and March 31, respectively	-	95,259
Deferred financing costs, net	-	203,842
Marketable securities	16,500	-
Prepaid expenses and other current assets	7,975	111,343
TOTAL CURRENT ASSETS	25,125	535,621

FIXED ASSETS, NET	37,142	44,657

OTHER ASSETS:

Trademarks, net	533,810	529,789
Deposits and other	24,389	24,389
TOTAL OTHER ASSETS	558,199	554,178

TOTAL ASSETS	$620,466	$1,134,456

- LIABILITIES AND STOCKHOLDERS' DEFICIT -
CURRENT LIABILITIES:
Accounts payable	$1,269,259	$1,145,348
Accrued liabilities	3,495,486	2,667,557
Derivative liabilities	567,948	123,279
Short-term bridge loans payable	388,000	388,000
Convertible notes payable	4,297,488	3,041,727
Loans payable to related parties	21,463	46,463
TOTAL CURRENT LIABILITIES	10,039,645	7,412,374

STOCKHOLDERS' DEFICIT:
Series A convertible preferred stock, par value $0.001,
20,000,000 shares authorized, 9,000,000 and 0 shares issued and
outstanding at December 31 and March 31, respectively	9,000	-
Common stock, par value $0.001, 100,000,000 shares authorized
50,719,731 and 14,400,121 shares issued and outstanding as of
December 31 and March 31, respectively	37,882	14,400
Additional paid-in capital	4,186,592	2,081,458
Deficit accumulated during the development stage	(13,652,654)	(8,373,776)
TOTAL STOCKHOLDERS' DEFICIT	(9,419,179)	(6,277,918)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$620,466	$1,134,456

See noted to condensed consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Development
					Stage Period
					From Inception
	Three Months	Three Months	Nine Months	Nine Months	(June 18, 2007)
	Ended	Ended	Ended	Ended	through
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues	$-	$(5,521)	$(4,791)	$29,008	$19,806
Product and shipping costs	18,591	33,991	95,127	63,517	171,870
GROSS PROFIT	(18,591)	(39,512)	(99,918)	(34,509)	(152,064)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	141,943	152,219	2,329,884	1,143,380	4,969,257
Marketing and promotion	67,725	309,829	258,441	1,266,451	2,042,879
Consulting fees	-	56,991	16,731	142,964	459,009
Professional and legal fees	76,493	94,637	238,400	231,710	676,831
Travel and entertainment	-	20,016	9,241	94,712	216,532
Product development costs	10,650	-	19,650	950	114,600
Other operating expenses	75,954	79,885	211,956	224,774	763,507
	372,765	713,577	3,084,303	3,104,941	9,242,615

LOSS FROM OPERATIONS	(391,357)	(753,089)	(3,184,222)	(3,139,450)	(9,394,680)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(527,230)	531,766	(675,524)	3,031,101	(440,984)
Loss on extinguishment of debt	(205,422)	-	(205,422)	(592,020)	(1,331,226)
Interest and other financing costs	(460,214)	283,418	(1,213,710)	(169,851)	(2,485,764)
	(1,192,866)	815,184	(2,094,656)	2,269,230	(4,257,974)
INCOME (LOSS) BEFORE PROVISION
INCOME TAXES	(1,584,223)	62,095	(5,278,877)	(870,220)	(13,652,654)
Provision for income taxes	-	-	-	-	-
NET INCOME (LOSS)	$(1,584,223)	$62,095	$(5,278,877)	$(870,220)	$(13,652,654)

Basic income/(loss) per common share	$(0.04)	$0.01	$(0.13)	$(0.09)

Diluted income/(loss) per common share	$(0.04)	$0.01	$(0.13)	$(0.09)

Weighted average common shares outstanding – basic	42,124,396	10,861,777	39,815,154	9,841,680

Weighted average common shares
outstanding – diluted	42,124,396	14,498,141	39,815,154	9,841,680

See noted to condensed consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
			From Inception
	Nine Months	Nine Months	(June 18, 2007)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,278,877)	$(870,220)	$(13,652,654)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,540	35,291	28,172
Amortization of deferred financing costs	229,952	341,794	862,869
Compensatory stock and warrants	1,865,628	876,712	3,311,592
Derivative expense (income)	675,524	(3,031,101)	402,164
Fair value adjustment of convertible note	820,364	(1,137,642)	305,543
Loss on debt extinguishment	205,422	592,020	1,331,226
Amortization of debt discount	-	349,840	547,359
Loss on disposal of fixed assets	-	1,149	3,914
Loss on sale of marketable securities	7,020	-	7,020
Changes in operating assets and liabilities:
Accounts receivable	5,540	-	-
Prepaid expenses and other assets	103,369	(4,840)	(32,362)
Inventories	95,259	(2,811)	-
Accounts payable and accrued liabilities	951,841	2,174,090	4,509,218
Net cash used in operating activities	(310,419)	(675,718)	(2,375,939)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(29,500)	(29,300)
Proceeds from sale of marketable securities	52,589	-	52,589
Trademarks	(5,045)	(6,464)	(66,237)
Net cash provided by (used in) investing activities	47,543	(35,964)	(42,948)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	170,000	100,000	1,655,000
Proceeds from short-term bridge loans payable	-	757,666	1,370,000
Costs associated with financing	(26,111)	(140,938)	(347,962)
Repayment of notes	-	-	(260,000)
Capital contribution – common stock	-	-	2,500
Net cash provided by financing activities	143,889	716,728	2,419,538
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(118,986)	5,046	651
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,637	3,737	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$651	$8,783	$651

See noted to condensed consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

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

On January 25, 2010, the Company’s initial production of Phase III Recovery (“Phase III”), a trademarked brand name, was completed by O-AT-KA Milk Products.  Phase III is a shelf-stable, long-life, high protein milk product.  It is the first milk based protein drink produced in America and promotes the nutritional benefits to human exercise recovery that are naturally found in milk as identified in scientific studies during the past five years.  Phase III is targeting active sports and exercise consumers at all levels.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 1.           Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2009 and March 31, 2009 and the results of its operations and cash flows for the periods ended December 31, 2009 and 2008.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s condensed consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2009, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.  The results of operations for the three and nine months ended December 31, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company’s condensed consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying condensed consolidated financial statements, the Company had insignificant revenues for the nine months ended December  31, 2009, a working capital deficit of approximately $10,015,000 as of December 31, 2009 and has incurred losses to date resulting in an accumulated deficit of approximately $13,653,000, including derivative losses and expenses. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	December 31, 2009 (unaudited)	March 31, 2009
Finished goods	$105,419	$105,595
Raw materials	-	32,766
Reserve for obsolescence	(105,419)	(43,102)

Total inventories	$-	$95,259

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009
Note 1.           Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(d)	Deferred Financing Costs:

All costs associated with debt financings are capitalized and amortized on a straight-line basis over the life of the associated debt.  Amortization of deferred financing costs for the nine months ended December 31, 2009 was $229,952.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Acquired trademarks are amortized using the straight-line method over 15 years once the applicable trademarked products are available for sale.  Amortization of trademarks for the nine months ended December 31, 2009 was $1,025.  On August 8, 2008, we acquired a portfolio of intellectual properties with the issuance of a $507,500 convertible note (see Note 4 f).  We expect to place these trademarks in service during the fiscal year ending March 31, 2012.

(f)	Financial Instruments:

Financial instruments, as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, and convertible debt.

The fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their carrying values due to their current nature.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  In accordance with the FASB Accounting Standards Codification, these instruments are carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009, March 30, 2009, July 15, 2009 and November 13, 2009 financing arrangements provide a more meaningful presentation of these financial instruments. The fair value of the Company’s financial instruments as of December 31, 2009 used valuation approaches which utilize assumptions under the following fair value hierarchy in accordance with the FASB Accounting Standards Codification:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

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

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 31, 2009, potential common shares arising from the Company’s stock warrants, stock options, convertible debt and preferred stock amounting to 241,217,770 as of December 31, 2009 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(h)	Subsequent Events:

The Company has evaluated subsequent events that occurred after December 31, 2009 through February 19, 2010.

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance is effective for interim periods ending after June 15, 2009. See Note 1 (h), “Subsequent Events,” for disclosure of the date to which subsequent events are disclosed.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 1.           Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(i)	Recent Accounting Pronouncements Applicable to the Company (Continued):

In June 2008, the FASB issued authoritative guidance embodied in ASC 815 “Derivative and Hedging” which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. The guidance also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have common stock warrants outstanding that embody terms and conditions that require the reset of their strike prices upon our sale or issuance of common stock or equity-indexed financial instruments at amounts less than the exercise prices. As a result of this guidance financial instruments with these features are no longer treated as “equity”.   Rather, such instruments require classification as liabilities and measurement at fair value. The guidance became effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This standard did not have a material impact on the financial statements due to the Company’s financial instruments containing these features previously requiring liability classification.  See Note 5 Derivative Liabilities of the condensed consolidated financial statements for additional disclosure related to these financial instruments.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying notes to condensed consolidated financial statements. See Note 5 Derivative Liabilities of the consolidated financial statements for additional disclosure related to these financial instruments.

In January 2010, FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, the ASU 2010-06 amends Codification Subtopic 820-10 to now require: a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements.  In addition, ASU 2010-06 clarifies the existing requirements that reporting entities use judgment in determining the appropriate classes of assets and liabilities for purposes of reporting fair value measurement for each class of assets and liabilities and provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted.  The Company has not elected early application of this ASU but does not believe its adoption will have a significant impact on its financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 2.           Accrued Liabilities:

Accrued liabilities consist of the following:

	December 31,	March 31,
	2009	2009
	(unaudited)
Accrued payroll and related taxes	$2,211,588	$1,650,976
Accrued marketing program costs	580,000	580,000
Accrued professional fees	128,913	81,300
Accrued interest	367,104	201,776
Other payables	207,881	153,505
Total	$3,495,486	$2,667,557

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

We determined that the warrants issued in this financing arrangement met the conditions for equity classification. The Company accounts for debt issued with stock purchase warrants in accordance with the FASB Accounting Standards Codification. The proceeds of the debt were allocated between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants. We allocated a value of $98,864 to the warrants, which was amortized through the original maturity date using the effective interest method.

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

The modifications resulted in a loss on extinguishment of $294,646 in accordance with the Financial Accounting Standards Codification.  The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008. The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

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

It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009
Note 3.           Short-term Bridge Loans (Continued)

May 19, 2008 financing:

On May 19, 2008, the Company entered into a financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase (i) 100,000 shares of our common stock and (ii) additional warrants to purchase 100,000 shares of our common stock, representing an aggregate 200,000 shares.

We determined that the warrants issued in these financing arrangements met the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with the FASB Accounting Standards Codification. The fair value of the warrants using the Black-Scholes pricing model was $280,560, and we allocated a value of $29,569 to the warrants in accordance with the FASB Accounting Standards Codification.

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

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

Information and significant assumptions as of December 31, 2009 and March 31, 2009 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 3.           Short-term Bridge Loans (Continued):

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.030	$0.015	$0.030	$0.015
Conversion or strike price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	127.25%	92.50%	99.64%	81.30%
Equivalent term (years)	1.48	2.23	4.08	4.83
Risk-free rate	0.47%	0.81%	2.69%	1.67%
Dividends	--	--	--	--

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

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $.05 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 3.           Short-term Bridge Loans (Continued):

August 5, 2008 financing (Continued):

Information and significant assumptions as of December 31, 2009 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the Underlying common share	$0.030	$0.015	$0.030	$0.015
Conversion or strike price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer group)	126.62%	91.70%	99.64%	81.30%
Equivalent term (years)	1.59	2.35	4.08	4.83
Risk-free rate	1.14%	0.81%	2.69%	1.67%
Dividends	--	--	--	--

Note 4.           Convertible Notes Payable

Convertible debt carrying values consist of the following:

	December 31,	March 31,
	2009	2009
$ 312,000 Convertible Note Financing, due July 1, 2009 (a)	$402,411	$312,000
$ 600,000 Convertible Note Financing, due July 1, 2009 (b)	750,345	657,757
$ 500,000 Convertible Note Financing, due July 1, 2009 (b)	813,657	548,131
$ 100,000 Convertible Note Financing, due July 1, 2009 (b)	159,115	109,626
$ 243,333 Convertible Note Financing, due July 1, 2009 (c)	292,000	243,333
$ 60,833 Convertible Note Financing, due July 1, 2009 (d)	60,833	60,833
$ 20,000 Convertible Note Financing, due July 1, 2009 (c)	20,000	20,000
$ 120,000 Convertible Note Financing, due July 27, 2009 (e)	188,998	151,300
$ 5,000 Convertible Note Financing, due July 27, 2009 e)	7,875	6,322
$ 5,000 Convertible Note Financing, due July 27, 2009 (e)	7,875	6,322
$ 60,000 Convertible Note Financing, due July 27, 2009 (e)	93,981	75,157
$ 70,834 Convertible Note Financing, due July 27, 2009 (e)	111,563	89,310
$507,500 Convertible Note Financing, due August 7, 2009 (f)	665,179	507,500
$ 200,000 Convertible Note Financing, due December 30, 2009 (e)	341,238	254,136
$161,112 Convertible Note Financing, due December 30, 2009 (e)	236,785	-
$111,112 Convertible Note Financing, due May 13, 2010 (f)	145,633	-
Total convertible notes payable:	$4,297,488	$3,041,727

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

As of December 31, 2009, we did not have sufficient authorized shares to settle all our equity indexed instruments which resulted in an event of default on the notes listed above. The remedies for events of default include acceleration of principal and interest and a portion of the notes also include redemption provisions which allow the holders the options to redeem the notes for 120% of the principal balance plus interest. The investors waived the default interest provisions until June 30, 2009 so beginning July 1, 2009, default interest of 15% will begin accruing on these notes until we are able to obtain sufficient authorized shares. Notes with the redemption provision were recorded at 120% of face value.

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	195,000 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	2,800,000 shares of restricted stock

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

Because the Company did not have sufficient authorized and unissued shares to settle all of its share-indexed instruments, the embedded conversion feature requires liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(b)	$1,200,00 convertible notes payable (continued):

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:
Financing	Closing date	Shares indexed to note	Series A warrants	Series B warrants
$ 600,000 Face Value Convertible Note Financing	October 23, 2007	18,313,211	2,818,182	2,818,182
$ 500,000 Face Value Convertible Note Financing	February 15, 2008	20,242,915	1,515,151	1,515,151
$ 100,000 Face Value Convertible Note Financing	June 26, 2008	4,048,583	303,030	303,030
Total		42,604,709	4,636,363	4,636,363

The convertible promissory notes were initially convertible into common shares based on a fixed conversion price of $0.33, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

The warrants and the convertible notes contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with this conversion rate on December 18, 2008.  On January 27, 2009, we entered into a modification of the agreement which reduced the maturity date from October 23, 2009 to July 1, 2009 and changed from a periodic debt payment schedule to full payment of principal and interest on July 1, 2009.  In exchange for this modification, we issued 1,250,000 shares of restricted stock, and we agreed to reduce the conversion price of the notes and related warrants to $.05.  This modification resulted in a loss on extinguishment of $379,183. During the quarter ended June 30, 2009, $147,664 of principal balance on the notes and $11,124 of interest was converted into common shares of stock at a price of $.05.  During the quarter ended December 31, 2009, $80,000 of principal balance of the notes was converted into common shares at the default conversion price of $.008 calculated pursuant to the notes default provisions.  The conversion price was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2009 and March 31, 2009 for this financing are illustrated in the following tables:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(b)	$1,200,00 convertible notes payable (continued):

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note		Warrants

	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.030	$0.015	$0.030	$0.015
Conversion/exercise price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	--	--	108.53%	86.70%
Term (years)	--	.25	2.81	3.56
Risk-free rate	--	--	1.70%	1.15%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.030	$0.015	$0.030	$0.015
Conversion/exercise price	$0.0247	$0.05	$0.0247	$0.050
Volatility (based upon Peer Group)	--	--	105.62%	86.70%
Term (years)	--	.25	3.13	3.89
Risk-free rate	--	--	1.70%	1.67%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	$0.015	$0.030	$0.015
Conversion/exercise price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	--	--	102.40%	84.90%
Term (years)	--	.25	3.49	4.24
Risk-free rate	--	--	1.70%	1.55%
Credit-risk adjusted yield	15.51%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 567,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 567,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 1,135,334 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $.165 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $.05.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note (e).

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $.165 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The conversion price was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(d)	$60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 141,667 shares of our common stock at an exercise price of $0.50 and (ii) additional warrants to purchase 141,667 shares of our common stock at an exercise price of $0.75, representing an aggregate 283,334 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $.165 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $5.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $.05.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note (e).   The conversion price was reduced again to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

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

On January 27, 2009 , March 30, 2009 and July 15, 2009, we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $621,945 face value secured convertible notes and warrants to purchase an aggregate 14,211,112 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $0.05 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.0247 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(e)	$621,945 convertible notes payable (Continued)

The following table provides the details of each of the financings:

Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$130,000	(1)	January 27, 2009	July 27, 2009	5,078,125	2,400,000
70,834	(2)	January 27, 2009	July 27, 2009	2,766,953	--
60,000		February 17, 2009	July 27, 2009	2,343,750	1,200,000
200,000		March 30, 2009	December 30, 2009	7,812,500	8,333,334
161,111		July 15, 2009	December 30, 2009	6,293,438	1,611,112
$621,945				24,294,766	13,544,446

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,834 convertible notes payable was issued in exchange for the redemption of 1,135,334 warrants shares issued in connection with the September 29, 2008 convertible note financing and 283,334 warrant shares issued in connection with the December 18, 2008 convertible note financing.

We received the following proceeds from the financing transactions:

	Gross proceeds	Debt discount & finance costs	Net proceeds
$ 130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$ 60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$ 200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
Total	$541,111	$91,761	$449,350
:
The holder has the option to redeem the convertible notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.   Convertible Notes Payable (Continued):

(e)	$621,945 convertible notes payable (Continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2009 and March 31, 2009 for this financing are illustrated in the following tables:

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.030	$0.015	$0.030	$0.015
Conversion/exercise price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	--	--	99.64%	81.30%
Term (years)	--	0.32	4.08	4.83
Risk-free rate	--	--	2.69%	1.67%
Credit-risk adjusted yield	15.6%	16.32%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.025	$0.015	$0.029	$0.015
Conversion/exercise price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	--	--	99.64%	81.30%
Term (years)	0.25	0.32	4.08	4.83
Risk-free rate	--	--	2.69%	1.67%
Credit-risk adjusted yield	15.6%	16.32%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(e)	$621,945 convertible notes payable (Continued)

$200,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.015	$0.015	$0.029	$0.015
Conversion/exercise price	$0.0247	$0.050	$0.0247	$0.050
Volatility (based upon Peer Group)	--	80.29%	98.75%	80.29%
Term (years)	0.25	5.00	4.25	5.00
Risk-free rate	--	1.72%	2.69%	1.72%
Credit-risk adjusted yield	16.32%	--	--	--
Dividends	--	--	--	--

$161,111 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	December 31, 2009	March 31, 2009	December 31, 2009	March 31, 2009
Estimate fair value of the underlying common share	$0.029	--	$0.029	--
Conversion/exercise price	$0.0247	--	$0.0247	--
Volatility (based upon Peer Group)	--	--	96.31%	--
Term (years)	0.50	--	4.54	--
Risk-free rate	--	--	2.69%	--
Credit-risk adjusted yield	15.56%	--	--	--
Dividends	--	--	--	--

(f)	$507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $1.00.  In November 2009, the note was settled with the issuance of a new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $0.05 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 4.           Convertible Notes Payable (Continued):

(f)	$507,500 convertible note payable:

The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(g)	$111,112 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,112 and 3,000,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $5.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.

Because the Company did not have sufficient authorized and unissued shares to settle all of its share-indexed instruments, the embedded conversion feature requires liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

Note 5.           Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of December 31, 2009 and March 31, 2009:

Financing arrangements giving rise to	December 31,	March 31,
derivative financial instruments:	2009	2009
$ 600,000 Face Value Convertible Note Financing	$162,327	$31,565
$ 500,000 Face Value Convertible Note Financing	90,606	19,394
$ 100,000 Face Value Convertible Note Financing	18,606	4,121
$ 120,000 Face Value Short Term Bridge Loan Note Financing	8,577	1,088
$ 120,000 Face Value Short Term Bridge Loan Note Financing	8,516	1,088
$ 60,000 Face Value Short Term Bridge Loan Note Financing	4,258	544
$ 33,000 Face Value Short Term Bridge Loan Note Financing	2,886	452
$ 55,000 Face Value Short Term Bridge Loan Note Financing	6,514	947
$ 120,000 Face Value Convertible Note Financing	46,320	12,720
$ 60,000 Face Value Convertible Note Financing	23,160	6,360
$ 200,000 Face Value Convertible Note Financing	167,500	45,000
$ 161,111 Face Value Convertible Note Financing	28,679	-
Total derivative liabilities	$567,948	$123,279

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through December 31, 2009:

Inception through
Our financing arrangements giving rise to	December 31,
derivative financial instruments and the income effects:	2009
Day-one derivative losses:
$ 600,000 Face Value Convertible Note Financing	$(2,534,178)
$ 500,000 Face Value Convertible Note Financing	(899,305)
$ 100,000 Face Value Convertible Note Financing	(1,285,570)
$ 55,000 Face Value Short Term Bridge Loan Note Financing	(12,700)
$ 120,000 Face Value Convertible Note Financing	(72,251)
$ 60,000 Face Value Convertible Note Financing	(38,542)
$ 200,000 Face Value Convertible Note Financing	(119,136)
$ 161,111 Face Value Convertible Note Financing	(45,846)
$111,112 Convertible Note Financing	(26,024)
Total day-one derivative losses:	$(5,007,528)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 5.           Derivative Liabilities (Continued):

Inception through
December 31,
Derivative income (expense):	2009
$ 600,000 Face Value Convertible Note Financing	$2,235,959
$ 500,000 Face Value Convertible Note Financing	807,699
$ 100,000 Face Value Convertible Note Financing	1,266,964
$ 120,000 Face Value Short Term Bridge Loan Financing	275,002
$ 120,000 Face Value Short Term Bridge Loan Financing	109,182
$ 60,000 Face Value Short Term Bridge Loan Financing	54,591
$ 33,000 Face Value Short Term Bridge Loan Financing	138,922
$ 55,000 Face Value Short Term Bridge Loan Financing	56,648
$ 243,333 Face Value Convertible Note Financing	134,424
$ 60,833 Face Value Convertible Note Financing	6,602
$ 120,000 Face Value Convertible Note Financing	(25,200)
$ 60,000 Face Value Convertible Note Financing	(9,720)
$ 200,000 Face Value Convertible Note Financing	(122,501)
$ 161,111 Face Value Convertible Note Financing	(21,652)
$111,112 Convertible Note Financing	(26,024)
Total income arising from fair value adjustments	$4,571,599

Inception through
December 31,
Interest income (expense) from instruments recorded at	2009
fair value:
$ 600,000 Face Value Convertible Note Financing	$(190,500)
$ 500,000 Face Value Convertible Note Financing	(332,478)
$ 100,000 Face Value Convertible Note Financing	180,203
$ 312,000 Face Value Convertible Note Financing	90,411
$ 120,000 Face Value Convertible Note Financing	(41,133)
$ 5,000 Face Value Convertible Note Financing	(17,981)
$ 5,000 Face Value Convertible Note Financing	(5,920)
$ 60,000 Face Value Convertible Note Financing	(843)
$ 70,834 Face Value Convertible Note Financing	(22,353)
$ 200,000 Face Value Convertible Note Financing	(46,971)
$ 161,111 Face Value Convertible Note Financing	(36,854)
$111,112 Convertible Note Financing	(185,657)
$507,500 Face Value Convertible Note Financing	118,864
$(491,212)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 5.           Derivative Liabilities (Continued):

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from nine months ended December 31, 2009 and the year ended March 31, 2009.

Our financing arrangements giving rise to	Nine Months Ended	Year Ended
derivative financial instruments and the income effects:	December 31, 2009	March 31, 2009
Derivative income (expense):
$ 600,000 Face Value Convertible Note Financing	$(130,763)	$1,690,346
$ 500,000 Face Value Convertible Note Financing	(71,212)	926,364
$ 100,000 Face Value Convertible Note Financing	(14,485)	1,052,484
$ 120,000 Face Value Short Term Bridge Loan Financing	(5,603)	278,920
$ 120,000 Face Value Short Term Bridge Loan Financing	(5,520)	110,620
$ 60,000 Face Value Short Term Bridge Loan Financing	(2,781)	55,310
$ 33,000 Face Value Short Term Bridge Loan Financing	(1,536)	139,325
$ 55,000 Face Value Short Term Bridge Loan Financing	(5,567)	62,215
$ 243,333 Face Value Convertible Note Financing	-	134,424
$ 60,833 Face Value Convertible Note Financing	-	6,602
$ 120,000 Face Value Convertible Note Financing	(33,600)	8,400
$ 60,000 Face Value Convertible Note Financing	(16,800)	7,080
$ 200,000 Face Value Convertible Note Financing	(134,503)	-
$111,112 Convertible Note Financing	(185,657)	-
$ 161,111 Face Value Convertible Note Financing	(67,498)	-

Total derivative income (expense) arising from fair value adjustments	$(675,524)	$4,472,090

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Face Value Convertible Note Financing	$(319,184)	$(11,490)
$ 500,000 Face Value Convertible Note Financing	(322,033)	(9,576)
$ 100,000 Face Value Convertible Note Financing	(60,791)	240,994
$ 312,000 Face Value Convertible Note Financing	(90,411)	-
$ 120,000 Face Value Convertible Note Financing	(41,023)	(169)
$ 5,000 Face Value Convertible Note Financing	(18,879)	(25)
$ 5,000 Face Value Convertible Note Financing	(5,975)	(25)
$ 60,000 Face Value Convertible Note Financing	(788)	(25)
$ 70,834 Face Value Convertible Note Financing	(22,343)	(100)
$ 200,000 Face Value Convertible Note Financing	(46,971)	-
$111,112 Convertible Note Financing	26,024
$ 161,111 Face Value Convertible Note Financing	(36,854)	-
$507,500 Face Value Convertible Note Financing	118,864	-
	$(820,364)	$219,584

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 5.           Derivative Liabilities (Continued):

Our derivative liabilities as of December 31, 2009, and our derivative income and expense during the nine months ended December 31, 2009 and from inception through December 31, 2009 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, and the November 2009 $111,112 convertible note issuance, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

•
In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2009, our management concluded that registration payments are not probable.

Note 6.           Loans Payable – Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $46,463 in advances payable to the officers of MHHI.  These advances are non-interest bearing and payable upon demand.  The Company repaid a portion of these advances by issuing 500,000 shares of common stock valued at $.05 or $25,000 in September 2009 which reduced the above amount to $21,463.

In addition, the Company issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 4). During September 2009, Roy Warren assigned the $100,000 notes to an unrelated third party.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 7.                      Stockholders’ Deficit (Continued):

(a)	Series A Preferred Stock (continued):

outstanding Series A. The holders of the Series A shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders.  During the quarter ended September 30, 2008, all

75,000 shares of Series A then outstanding were converted into 450,000 shares of common stock.  During the quarter ended September 30, 2009, 9,000,000 shares of Series A were granted to Roy Warren. The Company recorded a non-cash expense for $1,620,000 which is based on the then market price of $.03 per common share times the common stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents).

(b)	Common Stock Warrants:

As of December 31, 2009, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	10/22/2012	2,818,181	$0.0247
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	125,000	0.0247
February, 2008 Convertible Note Financing	2/15/2008	2/14/2013	1,515,151	0.0247
April, 2008 Supply Agreement	4/16/2008	4/15/2013	100,000	0.0247
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	500,000	0.0247
April, 2008 Finder’s Fees	4/14/2008	4/13/2013	62,500	0.0247
May, 2008 Financing	5/19/2008	5/18/2011	100,000	0.0247
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	37,500	0.0247
June, 2008 Debt Extension	6/23/2008	6/22/2011	150,000	0.0247
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	303,030	0.0247
July, 2008 Debt Extensions	7/14/2008	7/13/2011	150,000	0.0247
August, 2008 Financing	8/5/2008	8/4/2011	100,000	0.0247
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	2,400,000	0.0247
January, 2009 Debt Extensions	1/27/2009	1/26/2014	776,000	0.0247
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	1,200,000	0.0247
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	8,333,334	0.0247
July, 2009 Convertible Note Financing	7/15/2009	7/14/2014	1,611,112	0.0247
Total issued Class A warrants			20,281,808

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

 Note 7. Stockholders’ Deficit (Continued):

(b)	Common Stock Warrants (Continued):

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	2,818,181	0.0247
January, 2008 Investment Banker Agreement	125,000	0.0247
February, 2008 Convertible Notes Financing	1,515,151	0.0247
April, 2008 Financing	500,000	0.0247
April, 2008 Finder’s Fees	62,500	0.0247
May, 2008 Financing	100,000	0.0247
May, 2008 Finder’s Fees	37,500	0.0247
June, 2008 Debt Extension	150,000	0.0247
June, 2008 Convertible Note Financing	303,030	0.0247
July, 2008 Debt Extensions	150,000	0.0247
August, 2008 Financing	100,000	0.0247
Total unissued Class B warrants	5,861,362
Total Warrants	26,143,170

(c)	Common Stock Issued During the Nine Months Ended December 31, 2009:

At December 31, 2009, we had issued and outstanding 51,569,731 shares of common stock of which 3,811,014 shares are beneficially owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 17, 2009, we issued 689,817 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $30,000 plus accrued interest of $4,491.

On April 22, 2009, we issued 600,800 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $30,000 plus accrued interest of $40.

On April 23, 2009, we issued 100,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $5,000.

On April 30, 2009, we issued 200,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $10,000.

On May 18, 2009, we issued 212,060 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $10,000 and accrued interest of $603.

On June 26, 2009, we issued 583,836 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $25,000 and accrued interest of $4,192.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009

Note 7.           Stockholders’ Deficit (Continued):

(c)	Common Stock Issued During the Nine Months Ended December 31, 2009 (Continued):

On June 29, 2009, we issued 766,104 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $12,664.

On June 29, 2009, we issued 535,972 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $25,000 and accrued interest of $1,799.

On September 12, 2009, we issued 15,893,521 shares of common stock as payment for past due services.

On September 12, 2009, we issued 500,000 shares of common stock to reduce a loan payable to an officer of the previous parent company (see Note 6 above).

On November 13, 2009, we issued 3,000,000 shares of common stock in connection with the issuance of a convertible note.

On November 17, 2009, we issued 10,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $80,000.

On November 17, 2009, we issued 400,000 shares of common stock as payment for past due services.

On December 4, 2009, we issued 3,687,500 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $25,000 and accrued interest of $4,500.

(d)	Warrants Issued During the Nine Months Ended December 31, 2009:

On July 15, 2009, we issued 1,611,112 Class A warrants for five years at an exercise price of $.05. These warrants related to the July, 2009 $161,111 convertible notes financing.

There were no common stock options issued during the nine months ended December 31, 2009:

Note 8.          Fair Value Measurements:

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
NINE MONTHS ENDED DECEMBER 31, 2009

Note 8.          Fair Value Measurements (Continued):

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 5)	$567,948	$-	$-	$567,948

Total Liabilities	$567,948	$-	$-	$567,948

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance	$123,279
Total gains or (losses) (realized/unrealized):
Included in earnings	675,524
Included in other comprehensive income	-
Purchases, issuances and settlements	(230,855)
Transfer in and/or out of Level 3	-
Ending Balance	$567,948

Note 9.           Commitments and Contingencies:

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum monthly base rent is $7,415, and the lease provides for annual 4% increases throughout its term.  As of December 31, 2009, the future minimum rental payments for the new office lease, which exclude variable common area maintenance charges, are as follows:

Years ending March 31,	Amount
2010	$23,135
2011	95,624
2012	99,449
2013	103,427
2014	17,349
$338,984

Rental expense, which also includes maintenance and parking fees, for the nine months period ended December 31, 2009 was $94,557.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2009
Note 9.           Commitments and Contingencies:

Production and Supply Agreements

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

Note 10.         Subsequent Events:

In January 2010, holders of the Company’s notes with aggregate face value and accrued interest of $1,028,170 agreed to extend the maturity dates of theses note to June 30, 2010.  As consideration for the extension, the Company issued secured convertible notes with principal amounts equal to $100,000 that earn interest at an annual rate of 12% interest, mature on June 30, 2010, and are convertible into common stock at a conversion rate equal to the lower of $0.05 or 80% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise prices of warrants to purchase 9,632,239 shares of common stock issued in connection with the extended notes to $0.01 per share.

In January 2010, the Company executed allonges to existing outstanding Secured Notes increasing the aggregate face values of these notes from $416,666 to $466,666 in exchange for $40,000 of cash, net of professional fees.

In January 2010, the Company entered into agreements to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 9,935,269 shares to 23,874,109 shares.  The agreements also reduced the exercise prices of the warrants to $0.008 per share.

On February 10, 2010, the Company appointed David D. Brooks as Chief Financial Officer of the Company.  Mr. Brooks, age 39, has been Managing Shareholder of David D. Brooks, CPA, P.A. since November 2009, which provides chief financial officer and related services to businesses, including the Company. Mr. Brooks will serve as a consultant of the Company and intends to remain Managing Shareholder of David D. Brooks, CPA, P.A. while serving as CFO of the Company on a part-time basis.   Upon his appointment, the Company agreed to issue to Mr. Brooks 133,000 shares of common stock and options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $3.75 per share, of which, options to acquire 500,000 shares vest immediately with the remaining options vesting on February 10, 2011. The options expire February 10, 2016.

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

OVERVIEW

Since 2001, we had been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred in September 2007.  Our efforts and resources have been focused primarily to develop beverage brands in the non-alcoholic functional beverage category, raise capital and recruit personnel. We are a development stage company with negligible product sales to date.   Our major sources of working capital have been from the issuance of various convertible notes and other short-term bridge loans.  Our initial efforts focused primarily on developing our first energy drink which is called VisViva™ of which sales began in late March 2008.  To date, we have had insignificant revenues from the sale of VisViva™.  During quarter ended December 31, 2009, we decided to discontinued to marketing and production of VisViva™ to focus on the development of functional milk ready-to-drink beverages.  We also plan to launch fortified and experiential beverage brands utilizing platforms of tea, juice and water.  We have developed a proprietary blend which will become our base energy ingredient for use in all platforms trademarked IQZOL™.  This additive blend will provide a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.

In January 2010, we introduced our corporate focus on functional milk ready-to-drink (RTD) beverages and completed development of, and produced for commercial sale, Phase III Recovery™ (“Phase III”), our first milk introduction representing years of development and research targeting Sports and Exercise Recovery.   We are marketing Phase III to retailers, distributors, fitness centers and colleges and universities.  Phase III delivers 35 grams of protein in 14.5 ounces and is made from low fat milk with reduced sugar and lactose.  The balances of 35 grams of milk protein and 36 grams of carbohydrates is a combination intended to maximize sports recovery and increase protein synthesis.  There are many other natural nutrients and minerals that work to support the recovery functionality of Phase III including the electrolytes and hydration attributes found naturally in our filtered milk.

We intend to focus on the fifteen largest markets for beverages in the United State and will pre-sell in five sales channels:  grocery, convenience, drug, colleges and universities, and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen prime markets.  Certain national accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  To accommodate this business, we will employ national beverage brokers and work with the “tobacco and candy” and food service warehouse distributors for this business.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  Phase III and future functional milk drinks expect to

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

achieve, on average, approximately 50% margins due to the premium pricing commanded by the experiential functionality.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most critical estimates included in our financial statements are the following:

- Estimating the fair value of our hybrid financial instruments and common stock warrants that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification.

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by the FASB Accounting Standards Codification, these instruments are carried as derivative liabilities, at fair value, in our financial statements.  However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivatives.  We believe that fair value measurement of the hybrid convertible promissory notes arising from our convertible notes with conversion features deemed to be embedded derivatives provides a more meaningful presentation of those financial instruments.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values.  In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.  Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and changes in assumptions.

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOING CONCERN

Our operating losses since inception and negative working capital raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products or adequately market our developed products.  In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS

Since we are a development stage company, negligible revenues have been reported for the periods ended December 31, 2009 and 2008. As such, there is no meaningful comparison with prior periods.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008:

The majority of the Company’s expenses relate to salaries and related payroll taxes, marketing and promotion and professional fees.  The net loss for the nine months ended December 31, 2009 was $5,278,877 which includes total operating expenses of $3,084,303, the recognition of derivative expense of $675,524, a loss on extinguishment of debt of $205,422,  and $1,213,710 of net interest expense compared to the net loss for the nine months ended December 31, 2008 of $870,220 which included total operating expenses of $3,104,941, the recognition of derivative income of $3,031,101 a loss on the extinguishment of debt for $592,020 and $169,851 net interest expense. Basic and diluted loss per common share for the nine months ended December 31, 2009 was $.13 per share based on a weighted average number of common shares outstanding for 39,815,154 compared to $0.09 per share based on a weighted average number of common shares outstanding for 9,841,680 for the nine months ended December 31, 2008.

Salaries and wages increased 104% from $1,143,380 to $2,329,884 during the nine months ended December 31, 2009 primarily due to the issuance of preferred stock valued at $1,620,000 to our chief executive officer.  This increase was offset by an 80% decrease in marketing and promotion expense, which decreased from $1,266,451 to $258,441 during the nine months ended December 31, 2009 primarily due to our discontinued sponsorship of a motor sports team.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008:

The net loss for the three months ended December 31, 2009 was $1,584,223 which includes total operating expenses of $372,765, the recognition of derivative expense of $527,230, a loss on extinguishment of debt of $205,422 and $460,214 of net interest expense compared to net income for the three months ended December 31, 2008 of $62,095 which included total operating expenses of $713,577, the recognition of derivative income of $513,766 and net interest income of $283,418. Basic and diluted loss per common share for the three months ended December 31, 2009 was $.04 per share based on a weighted average number of common shares outstanding for 42,124,396 compared to $0.01 and $0.01 per share, respectively, based on a weighted average number of common shares outstanding for 10,861,777 and 14,498,141, respectively, for the three months ended December 31, 2008.

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Marketing and promotion expense decreased by 78% from $309,829 to $67,725 during the three months ended December 31, 2009 primarily due to our discontinued sponsorship of a motor sports team.  Consulting fees decreased 100% from $56,991 to $0 during the three months ended December 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.

As a development stage company with two years of operations, we do not have any meaningful comparable financial information with prior periods.  The net cash used in operating activities is due to a number of factors. For the nine months ended December 31, 2009, we reported a net loss of $5,278,877 which includes such non-cash items as equity-based compensation of $1,865,628, derivative expense of $675,524 and loss on fair value adjustment of convertible notes of $820,364 compared to a net loss of $870,220 that included such non-cash items as derivative income of $3,031,101 and a gain on the fair value adjustment of convertible notes of $1,137,642 for the nine months ended December 31, 2008.  Net cash flows generated by our operating activities were inadequate to cover our working capital needs for the period ended December 31, 2009, and we had to rely on additional convertible debt financings to cover operating expenses.

Cash provided by investing activities during the nine months ended December 31, 2009 was the result of $52,589 of proceeds from the sale of marketable securities received as consideration for the issuance of a convertible note less $5,045 of trademark costs.  Cash used in investing activities during the nine months ended December 31, 2009 was the result of the purchase of equipment and trademark costs totaling $35,964.

Net cash provided by our financing activities during the nine months ended December 31, 2009 was $143,889 as a result of the July 2009 financing for $145,000 and the October 2009 financing of $25,000 less debt issuance costs of $26,111.  Net cash provided by our financing activities during the nine months ended December 31, 2008 was $716,728 resulting from the issuance short-term bridge loans for $757,666 and the receipt of $100,000 for the last tranche of the October, 2007 subscription, net of debt issuance costs of $140,938.

External Sources of Liquidity:

For the nine months ended December 31, 2009:

On July 14, 2009, we entered into a Modification, Waiver and Consent Agreement whereas the subscribers to a March, 2009 agreement agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  We issued notes in the principal amount to pay of $161,112 and warrants to purchase 805,556 shares of our common stock.

On October 1, 2009, we executed a $27,778 allonge to the secured convertible note dated March 30, 2009 for cash consideration of $25,000.

On November 13, 2009, we issued a $100,000 secured convertible note in exchange for 20,000 freely tradable shares of EFT Biotech.  During the three months ended December 31, 2009, we sold 14,500 shares of the EFT Biotech shares for cash consideration of $52,534.  In January 2010, we sold the remaining EFT Biotech shares for cash consideration of $15,073.

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued):

For the nine months ended December 31, 2008:

Beginning April 2, 2008 and through April 14, 2008, we borrowed $300,000 from four investors, initially repayable starting June 30, 2008 through July 15, 2008.  The investors subsequently agreed to extend the due dates until July 1, 2009.  We received net proceeds of $237,500 after deducting an original issue discount of $50,000 and due diligence fees of $12,500.  In addition, 500,000 class A warrants at an exercise price of $.50 were issued, and we are required to issue 500,000 class B warrants ($.75 exercise price) upon exercise of the class A warrants for a total of 1,000,000 warrants.  These borrowings were guaranteed by the Company’s CEO.  We also issued to our investment banker 62,500 class A warrants ($.50 exercise price), and we are required to issue 62,500 class B warrants ($.75 exercise price for three years) upon exercise of the class A warrants for a total of 125,000 warrants as a finders’ fee.

On May 19, 2008, we borrowed $33,000 from one investor receiving net proceeds of $30,000.  We agreed to repay these notes on June 19, 2008 if not retired sooner upon the occurrence of certain specific events.  In addition, 100,000 class A warrants at an exercise price of $.50 for three years were issued, and we are required to issue 100,000 class B warrants ($.75 exercise price for three years) upon exercise of the class A warrants for a total of 200,000 warrants.  In addition, we issued 37,500 class A warrants at an exercise price of $.50 for five years to our investment banker for this financing and are required to issue of 37,500 class B warrants ($.75 exercise price for three years) if the class A warrants are exercised.  The Company and the investor agreed to extend the maturity date until July 30, 2008 for an additional 50,000 warrants with the same terms as the initial warrant grant on this note.

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

On September 29, 2008, we signed a subscription agreement to receive $365,000 in additional financing, $300,000 as the purchase price and $365,000 as the notes principal.  We received net proceeds of $192,500 ($200,000 purchase price less legal fees of $7,500).  Principal in the amount of $243,333 was due in 90 days.   We agreed to repay this note and interest as follows:  fifty percent (50%) on December 28, 2008 and fifty percent (50%) on March 29, 2009.  We agreed to issue 566,667 class A warrants at an exercise price of $.50.  Not later than 90 days after the issue date of these warrants, the Company had the option of either (1) redeeming these warrants at a per share price of $.10, or (2) electing to immediately reduce the purchase price to $.01.  We elected the latter.  We entered into a similar note payable for the finders’ fees for this financing at 10% or $20,000 as the purchase price and $24,333 as the principal price.

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

To date, we have generated no significant product revenues. However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees.  These funds may not be available on favorable terms, if at all. If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to adequately market our developed products or complete our product research and development activities.  In addition, we may be forced to reduce or discontinue product development or product licensing, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.  Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.

We are not currently profitable and may never become profitable.

We have generated negligible revenues to date from product sales. Our accumulated deficit as of December 31, 2009 is $13,652,654.

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

For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity and/or debt offerings we may have and cash on hand.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term.  Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to adequately market developed products or complete planned development of certain products.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Members of our board of directors, Mr. Warren and Mr. Edwards served as executive officers of Bravo! Brands Inc. (“Bravo!”).  On September 21, 2007, Bravo! Brands Inc., reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Case No. 07-17840-PGH.  The filing occurred after Mr. Warren and Mr. Edwards ended their relationship with Bravo!.  The bankruptcy trustee has named Mr. Warren and Mr. Kee, the Company’s former chief financial officer as defendants in an Adversary Complaint for damages based upon certain allegations.  The proceeding does not involve Attitude and is pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.  On December 17, 2009, the United States Bankruptcy Court, Southern District of Florida, West Palm Beach Division, ordered a “Stipulation of Settlement” approved.  The Settlement included a “general release of claims by the defendants” and a “release of claims by the trustee” against the defendants.  In the Compromise, “the parties agree and acknowledge that this Agreement is the result of a compromise and shall not be construed as an admission by any Party of any liability, coverage, wrongdoing, or responsibility on its, his or her part or on the part of its, his or her predecessors, successors, assigns, agents, parents, subsidiaries, affiliated, officers directors, employees, or attorneys.  Indeed, the Parties expressly deny any such liability, coverage, wrongdoing or responsibility.”  On January 27, 2010, the United States Bankruptcy Court, Southern District of Florida, Fort Lauderdale Division, issued a “Voluntary Dismissal of Adversary Proceeding with Prejudice”.

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106.14 plus interest and legal costs.  This amount had already been recorded in our records as well as projected interest costs of $681 and estimated court costs of $307.  A total of $656 has been paid towards this total claim.

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees.  The claim is for $3,033 and we have already recorded a similar amount in our records.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 13, 2009, the Company issued a convertible note with a face value of $111,112 and 3,000,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $5.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.

PART II – OTHER INFORMATION (CONTINUED):

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (Continued)

On December 4, 2009, the Company issued 3,687,500 shares of common stock pursuant to conversion of October 2007 convertible notes of $25,000 in principal and accrued interest of $4,500.

On January 28, 2010, holders of the Company's convertible notes with aggregate face value and accrued interest of $1,028,170 agreed to extend the maturity dates of these notes to June 30, 2010.  As consideration for the extension, the Company issued two secured convertible notes in principal amounts of $50,000 each with interest at an annual rate of 12%. The notes mature on June 30, 2010 and are convertible into common stock at a conversion rate equal to the lower of $0.05 or 80% of the average of the three lowest closing bid prices of the Company's common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise price of warrants to purchase an aggregate of 9,632,239 shares of common stock issued in connection with the extended notes to $0.01 per share.

On January 28, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $416,666 to $466,666 in exchange for $40,000 of cash, net of professional fees.

On January 28, 2010, the Company entered into agreements to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 9,935,269 shares to 23,874,109 shares.  The agreements also reduced the exercise prices of the warrants to $0.008 per share.

On February 1, 2010, the Company entered into an agreement to issue 1,100,000 shares of it restricted common stock to a consultant for financial public relations services. The shares were valued at $.03 per share.  As of February 17, 2010, the shares had not been issued and will be issued prior to March 31, 2010.

These securities were issued in reliance upon an exemption from registration afforded by the provisions of Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. Each investor was an accredited investor, there was no general solicitation or advertising in connection with the offer and sale of securities, and, with the exception of the December 4, 2009 issuance, the securities were issued with a restrictive legend.

Following these issuances, on February 16, 2010, the Company had 52,607,231 shares of common stock issued and outstanding.

Item 3. Defaults on Senior Securities

As of December 31, 2009, the Company is in default on substantially all of its outstanding debt due to cross default provisions contained in each of the related agreements.

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

Signature	Title	Date

/s/ Roy G. Warren	Chief Executive Officer	2/19/10
Roy G. Warren

/s/ David D. Brooks	Chief Financial Officer	2/19/10
David D. Brooks