Form 10-K
period 2010-03-31
Attitude Drinks Inc.
filed 2010-07-14
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010
Commission File Number 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10415 Riverside Drive, Suite # 101, Palm Beach Gardens, Florida 33410 USA
(Address of principal executive offices) (Zip Code)

Telephone number:     (561) 799-5053

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act	Common Stock, $.001 par value
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

The issuer's revenues for its most recent fiscal year were $6,627.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 9, 2010, based upon the $.045 per share close price of such stock on that date, was $215,727 based upon 4,793,928 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of July 9, 2010 was 5,145,561.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

1

PART II

PART III

PART IV

ITEM 15	Exhibits	31

	Signatures	32

	Financial Statements and Financial Statement Schedules	F1-F-37

DOCUMENTS INCORPORATED BY REFERENCE:  See Exhibits

2

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company
Attitude Drinks Incorporated (“Attitude”, “We” or “Our”) was formed in Delaware on May 10, 1988 under the name International Sportfest, Inc. In January 1994, we acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. From January 1994 through October 1999, we engaged in the leasing of motor vehicles throughout the United Kingdom. On October 1, 1999, we acquired all of the issued and outstanding stock of Mason Hill & Co. and changed our name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, our operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, we became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

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

We are a development stage enterprise as defined in the FASB Accounting Standards Codification.   All losses accumulated since inception will be considered as part of our development stage activities.  All activities to date relate to our organization, history, merger of our subsidiary, funding activities and product development.  Our fiscal year ends on March 31.

Nature of Business
Currently we are a development stage company, and our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing of milk based products in three fast growing segments: sports recovery, functional dairy and milk/juice blends. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

The Business
Since 2001, we have been a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which is a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provides a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina, and our co-packer for our new dairy based products is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York. Other relationships for raw materials are with Rexam Beverage Can Company in Illinois and Ball Corporation in Colorado.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues. During April 16, 2008, we entered into a Strategic Relationship and Supply Agreement with NutraGenesis LLC for the protected supply of Essentra® and other specific product blends. In return for this loyalty and partnership, we issued 5,000 warrants at a strike price of $15.00, expiring in five (5) years for this agreement.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We completed development on our second product which is branded as “Phase III™ Recovery” and was introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product contains 35 grams of protein that are naturally inherent in ultra filtered milk.  The product is packaged as a retort processed shelf stable dairy-based 100% milk based sports recovery drink, currently a chocolate flavor and soon to be released in a vanilla flavor, in new, state of the art, eco-friendly convenient re-sealable 14.5 oz aluminum bottles. We began distribution of this product in early 2010.  Storage, distribution and sale of this product can be done at room temperature.

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk and fruit blend meal replacement in various flavors.  This product is expected to be developed and marketed in late 2010. We also will consider an option to introduce VisViva™ Natural in early 2010 which will be a new product that is geared to “green living” and will be formulated with all natural products.  This product will be sold as a “focus” drink.

In House Intellectual Property
Applications for trademarks for the energy drink Vis Viva™, IQZOL™ and Phase III™ have been filed with the U.S. Trademark Service which approvals are pending.

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

Third Party License Agreement

Sub-license Agreement
On August 19, 2008, we signed an exclusive, non transferable sub-license agreement with Nutraceutical Discoveries, Inc. (licensor) for the use of exclusive rights to certain intellectual property which would have permitted unique structure-function metabolic health and weight management claims for dairy functional beverages.  We had planned to develop, market and sell to the public dairy functional beverage products based on the Licensed Technology. On February 24, 2010, both parties signed a termination agreement and release for this license agreement.  As part of this agreement, we gave up the exclusive and non-exclusive rights to the ingredient Innutria™ in dairy functional beverages and negotiated a final settlement amount that will be paid to Nutraceutical Discoveries, Inc. in the form of a note payable in the amount of $34,000 (thirty-four thousand dollars).  Prior to this agreement, we had paid $21,000 (twenty-one thousand dollars) of the original $55,000 (fifty-five thousand dollars).   This principal amount will be paid in equal payments of $4,250 (four thousand two hundred fifty dollars) each month for 8 (eight) months beginning on May 1, 2010 and continuing through December 1, 2010 until the balance is paid.  One payment in the amount of $4,250 has been paid.  Upon completion of the terms of the promissory note, Nutraceutical Discoveries, Inc. will forgive all debt incurred in the License Agreement and will consider the contract expired but paid-in-full, although the contract will remain expired as of September 17, 2009.   The agreement previously would have terminated on December 31, 2011.  In the event we default in not being able to pay the balance in accordance with the above schedule, Nutraceutical Discoveries retains the right to pursue the full amount due according to the license agreement through the contract expiration date of September 17, 2009 in the amount of $130,670.   During 2008, we also issued 17,500 stock options at an exercise price of $13.00 per option.

Production Contracts/Administration
Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc.  On December 16, 2008, the company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our latest product, Phase III™ Recovery, and future new dairy-based products.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B., the facility by the company.

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

Management has extensive experience innovating functional products and pioneered the milk-based platform of this beverage “revolution” working with Coca-Cola Enterprises (CCE) to launch branded milk beverages nationwide. We enjoy strategic relationships, know-how, creativity and perspective in this space. The three platforms that we will address represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry. These platforms will include sports recovery, functional dairy, liquid supplements and functional water.

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

Market Segment Strategy
As we are a development stage company and have operated for over three years, our future strategy will be to develop our products in the four fast growing segments: sports recovery, functional milk, liquid supplements and functional water. We already have produced our first product, VisViva™, which is an energy drink and Phase III™ Recovery which is a protein sports recovery drink. We expect to develop two to three new products in the next fiscal year.

We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, thus our response to consumer interest and demand with our latest dairy based product, “Phase III™ Recovery” that was introduced in early 2010.

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

Employees
We currently have eight full time people.  Most of these individuals are employed at the corporate office with one sales representative in New York.

Recent developments (Increase of authorized shares and reverse stock split one-for-twenty)

Increase of authorized shares
On March 8, 2010, a notice of written consent in lieu of a special meeting was sent to the shareholders of Attitude Drinks Incorporated whereas the Board of Directors and shareholders with a majority of the Company’s voting power as of the record date (February 9, 2010) authorized the amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from one hundred million (100,000,000) to one billion (1,000,000,000). This amendment was approved by the state of Delaware on April 5, 2010.  Even though this approval was done after the year ended March 31, 2010, the applicable financial statements will be reflected with this increase of authorized shares to one billion (1,000,000,000).  The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000) (see Item 4).

Reverse stock split one-for-twenty
On July 7, 2010, we implemented a reverse stock split in which all the issued and outstanding shares of our common stock as of the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of one share of common stock for every twenty (20) shares of common stock.  We rounded up any fractional shares of new common stock issuable in connection with the reverse stock split.   Even though the reverse stock split occurred after the year ended March 31, 2010, we have restated  all applicable financial data throughout this report for the years ended March 31, 2010 and March 31, 2009 for proper disclosure and comparability purposes.

ITEM 2 - DESCRIPTION OF PROPERTY

As of June 1, 2008, we moved to our current office at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.   This new five-year lease began on June 1, 2008 and will expire on May 31, 2013.  The monthly base rental is $7,415 and the lease provides for annual 4% increases throughout its term.

ITEM 3 - LEGAL PROCEEDINGS

Members of our board of directors, Mr. Warren and Mr. Edwards, and our Chief Financial Officer, Mr. Kee, served as executive officers of Bravo! Brands Inc. (“Bravo!’).  On September 21, 2007, Bravo! Brands Inc. reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Cash No. 07-17840-PGH.  The filing occurred after Mr. Warren, Mr. Edwards and Mr. Kee ended their relationship with Bravo!.  The bankruptcy trustee had named Mr. Warren and Mr. Kee as defendants in an Adversary Complaint for damages based upon certain allegations.  The proceeding does not involve Attitude and was pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.  On December 17, 2009, the United States Bankruptcy Court, Southern District of Florida, West Palm Beach Division, ordered a “Stipulation of Settlement” approved.  The Settlement included a “general release of claims by the defendants” and a “release of claims by the trustee” against the defendants.  In the Compromise, “the parties agree and acknowledge that this Agreement is the result of a compromise and shall not be construed as an admission by any Party of any liability, coverage, wrongdoing, or responsibility on its, his or her par or on the part of directors, employees, or attorneys.  Indeed, the Parties expressly deny any such liability, coverage, wrongdoing or responsibility.”  On January 27, 2010, the United States Bankruptcy Court, Southern District of Florida, Fort Lauderdale Division, issued a “Voluntary Dismissal of Adversary Proceeding with Prejudice.”

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. On September 3, 2009, a final judgment by default was approved by the district court in Denton County, Texas for a total sum of $22,347.  This claim has been recorded on the Company’s records.   Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balance owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750. Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock. This amount had already been recorded in our records. During May, 2010, Tuttle Motor Sports, Inc. dismissed the lawsuit without prejudice. Prior to that time, the parties went through mediation but were unable to settle. The likelihood of an unfavorable outcome cannot be evaluated as another lawsuit possibly could be filed against the Company.

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount.  No other payments have been paid.

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees. The Court approved a final judgment on January 11, 2010 in the sum of $3,650, court costs of $350 and  interest fees of $959 for a total sum of $4,959.   We have already recorded a similar amount in our records.  As of April 2, 2010, we received a letter of notification from Nationwide Distribution Services, Inc. that at 12:00 noon on April 19, 2010, the products owned by us and stored at their facilities were sold at public auction.  This sale constituted satisfaction of the final judgment brought against us.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

A notice of written consent in lieu of a special meeting was sent on March 8, 2010 to the shareholders of Attitude Drinks Incorporated whereas the Board of Directors and shareholders with a majority of the Company’s voting power as of the record date (February 9, 2010) authorized the following actions:

  1.  Amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from One Hundred Million (100,000,000) to One Billion (1,000,000,000) shares; and

  2.  Amendment to the Company’s Certificate of Incorporation at the Board of Directors’ discretion at any time within the next twelve months to effect a reverse stock split of the Company’s common stock at a reverse split ratio of between 1 for 5 and 1 for 20, pursuant to which any whole number of outstanding shares between and including 5 and 20 would be combined into one share of common stock, which ratio will be selected by the Company’s Board of Directors.  There will be no change to the authorized shares of common stock of the Company as a result of any reverse stock split, and any fractional shares will be rounded up.

The Certificate of Amendment to the Certificate of Incorporated was approved by the state of Delaware to be filed and effective on April 5, 2010. See Exhibit (3) (1) (ii).

Further on July 7, 2010, the Company amended its Certificate of Incorporation to effect a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, par value $.001.  There will be no change to the authorized shares of common stock of the Company as a result of the reverse stock split.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at May 31, 2009 was 283. The stock prices listed below have been restated to account for the 1-for-20 reverse stock split.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE

Fiscal year – 2008/2009

First Quarter	$20.40	$20.40
Second Quarter	$22.00	$4.00
Third Quarter	$4.00	$0.20
Fourth Quarter	$1.00	$0.40

Fiscal year – 2009/2010

First Quarter	$1.20	$0.20
Second Quarter	$1.00	$0.20
Third Quarter	$1.00	$0.20
Fourth Quarter	$1.60	$0.40

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

Sale of unregistered securities
Quarter Ended March 31, 2010

On January 10, 2010, the Company entered into a modification and amendment agreement with certain holders of the Company’s convertible notes with aggregate face value of $2,169,897 less conversions of $174,000 for a net amount of $1,995,897 to extend the maturity dates of these notes to June 30, 2010.  As consideration for the extension, the Company issued two secured convertible notes in principal amounts of $50,000 each (total of $100,000) with interest at an annual rate of 12%.  The notes mature on June 30, 2010 and are convertible into common stock at a conversion rate equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise price of warrants to $0.16 in connection with the extended notes.

On January 28, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $388,890 to $438,890 in exchange for $40,000 of cash, net of financing fees.

On January 28, 2010, the Company entered into modification and amendment agreements to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 1,054,133 to 2,689,925 shares.  The agreements also reduced the exercise prices of the warrants to $0.16 per share and extended the expiration date of the warrants to July 15, 2015. In addition, the Company issued 104,167 warrants at an exercise price of $0.16 to expire in five years.

On February 1, 2010, the Company entered into an agreement to issue 55,000 shares of its restricted common stock to a consultant for financial public relations services.  The shares were valued at $0.60 per share or $33,000 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Approval was authorized in which these shares will be issued in May or June of 2010.

On February 10, 2010, the Company entered into an agreement to issue 37,500 shares of its restricted common stock to members of the Scientific Advisory Board for their services.   All shares were valued at $.60 per share or $22,500 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Such approval was authorized in which these shares will be issued in May or June of 2010. In addition, 50,000 non-qualified stock options were issued to the Scientific Advisory Board at an exercise price of $.60 with the options to expire February 9, 2015.  In addition, the Company ratified the issuance of 12,000 restricted shares of common stock valued at $.60 per share or $7,200 which shares will be issued in either May or June 2010, agreement to issue warrants to purchase 12,000 shares of common stock upon the exercise of previously issued Class A Common Stock Warrants and reduction of the exercise price of all warrants held by one of the earlier investors to $1.00 per share.

Also on February, 10, 2010, Endorsement Agreements were signed with two professional athletes whereas the Company agreed to issue 62,500 shares of its restricted common stock to each athlete as the shares were valued at $.60 (total of 125,000 restricted shares at $75,000). In addition, the Company issued 50,000 shares of its restricted common stock for past due legal services as each share was valued at $.60 or $30,000 as well as 75,000 non-qualified stock options with an exercise price of $1.00 with the stock options to expire in five years.  All of the above restricted shares will be issued in either May or June 2010.

On February 11, 2010, the Company entered into a modification and amendment agreement to modify the terms of previously issued warrants whereas the exercise price of 104,167 warrants was reduced to $0.16, and the expiration date of the warrants was extended to July 15, 2015.

On February 19, 2010, the Company executed an allonge to the March 2009 secured convertible notes increasing the aggregate face value of these notes from $438,890 to $493,890 in exchange for $55,000. In addition, additional 104,167 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

On March 26, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $493,890 to $631,390 in exchange for $124,400 of cash, net of financing fees which $65,000 was received in March, 2010 and which $59,400 will be received in April, 2010.  In addition, a total of 286,458 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

We are a development stage company with negligible product sales from inception through March 31, 2010.  Our efforts to date were focused in our first full year operations primarily on developing our first energy drink which is called VisViva™ in which sales began in late March 2008. We have since tabled that product with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2010.

 Milk, while the second highest beverage consumed in America in terms of overall volume, is still under-represented in the American single serve ready-to-drink beverage industry.  While known for generations by nutritionists and more recently identified by sports, hydration, metabolism and protein professionals and scientists as “mother nature’s most perfect food”, milk has yet to be successfully branded and commercialized.

We have completed research and development work in developing our latest dairy based product which is called “Phase III™ Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery ™ is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in the fourth calendar quarter of 2010.

We recently organized a Scientific Advisory Board of four well known experts that have extensive experience in sports nutrition.  This board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last few months including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola, and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

We will pre-sell in four sales channels; grocery, convenience, drug, and sports and gym specialty.  Certain accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  The shelf-stable and long shelf life attributes of our products will accommodate any and all distribution and warehouse systems. To accommodate this business, we will employ beverage brokers and work with the “tobacco & candy” and food service warehouse distributors like McLane Company and Sysco Foods for this business.

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

Summary of Certain Key Events from merger date through March 31, 2010:

Here is a list of the key events from the merger date through March 31, 2010:

·       Acquisition of Attitude Drink Company, Inc. on September 19, 2007
·       Securities Purchase Agreement on October 23, 2007 to sell up to $1,200,000 of our securities with proceeds received in
October, 2007 ($600,000), in February, 2008 ($500,000), and June, 2008 ($100,000)
·       Receipt of net proceeds for $393,500 from January 8, 2008 borrowings
·       Completion of the research and development activities for our first product, VisViva™, with first sales generated in late
           March, 2008
·       March, 2008 authorization to sell Vis Viva in Duane Reade, largest drug chain in New York City
·       Short term bridge loan financing in April, 2008 for $300,000 face value
·       Short term bridge loan financing in May, 2008 for $33,000 face value
·       FINRA approval of company stock trading on June 18, 2008, OTCBB: ATTD
·       Exclusive license agreement for Innutria® with Dr. Zemel’s Nutraceutical Discoveries group in August, 2008
·       Acquisition of brand names and intellectual properties in August, 2008 formally marketed by Bravo Brands! Inc.
           including Slammers™ and Blenders™
·       Short term bridge loan financing in August, 2008 for $55,000 face value
·       Short term bridge loan financing in September, 2008 for $243,333  face value
·       Signing of co-packer agreement with O-AT-Ka Milk Products Cooperative, Inc.  in December, 2008
·       Short term bridge loan financing in December, 2008 for $60,833 face value
·       Short term bridge loan financing in January, 2009 for $120,000 face value
·       Short term bridge loan financing in February, 2009 for $60,000 face value
·       Short term bridge loan financing in March, 2009 for $200,000 face value
-       Short term bridge loan financing in July, 2009 for $161,112 face value
-       Short term bridge loan financing in October, 2009 for $27,778 face value
-       Short term bridge loan financing in November, 2009 for $111,111 face value
-       Short term bridge loan financing in January, 2010 for $150,000 face value
-       Completed first production run of new product, Phase III Recovery, in late January, 2010
-       Short term bridge loan financing in February, 2010 for $55,000 face value
-       Short term bridge loan financing in March, 2010 for $66,000 face value
-       Recorded first sales of the new Phase III Recovery product in March, 2010

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America.  Our fiscal year end is March 31.

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase  in our financial statements for the year ended March 31, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change has occurred before the release of our March 31, 2010 audited financial statements, we have restated all applicable financial information for both the years ended March 31, 2010 and 2009.   In addition, we have provided key financial data before and after the stock split in the following table:

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-20 REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE PERIODS
ENDED MARCH 31, 2010 AND MARCH 31, 2009

	Before	With
	Stock Split	Stock Split

For the year ended March 31, 2010

Shares issued and outstanding	86,128,731	4,306,437

Basic loss per common share	$(0.72)	$(14.43)

Diluted loss per common share	$(0.72)	$(14.43)

Weighted average common shares outstanding - basic	35,174,069	1,758,703

Weighted average common shares outstanding - diluted	35,174,069	1,758,703

For the year ended March 31, 2009

Shares issued and outstanding	14,400,121	720,006

Basic loss per common share	$(0.31)	$(6.18)

Diluted loss per common share	$(0.31)	$(6.18)

Weighted average common shares outstanding - basic	10,633,969	531,698

Weighted average common shares outstanding - diluted	10,633,969	531,698

Critical Accounting Policies

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

Financial Instrument Valuation

Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the year ended March 31, 2010

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Impairment of Long-Lived Assets
Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements due to the Company’s warrants previously requiring liability classification.  See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Condensed Consolidated Financial Statements. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

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

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company adopted this guidance beginning March 31, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS

Revenues

We are a development stage company and generated our first revenues in late March 2008. As such there is no meaningful comparison with prior periods.

Consolidated Revenues

	For The Years Ended March 31,
	2010	2009	$ Change	% Change
Revenues	$12,974	$54,684	$(41,710)	(76.3)%
Less Slotting expense	(5,210)	(30,050)	24,840	82.7%
Less Discounts	(1,137)	(981)	(156)	(15.9)%

Net Revenues	$6,627	$23,653	$(17,026)	(72.0)%

All revenues were generated in the United States.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel.  Slotting fees in the amount of $5,210 and $30,050 were recorded for the periods ended March 31, 2010 and March 31, 2009, respectively.

We plan to increase our revenues during the next twelve months by increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

Consolidated Product and Shipping Costs	For The Years Ended March 31
	2010	2009	$ Change
Product costs	$7,491	$25,735	$(18,244)
Shipping costs	1,381	7,997	(6,616)
Inventory Obsolescence	90,042	42,577	47,465

Total costs	$98,914	$76,309	$22,605

Note:  The Company is presently a development stage company, as such no material revenues have been reported.  The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Operating Expenses	For The Years Ended March 31
	2010	2009	$ Change	% Change
Salaries, taxes and employee benefit costs	$780,010	$1,563,184	$(783,174)	(50.1)%
Marketing and promotion	258,623	1,430,082	(1,171,459)	(81.9)%
Consulting fees	22,131	159,867	(137,736)	(86.2)%
Professional and legal fees	207,323	237,135	(29,812)	(12.6)%
Travel and entertainment	6,191	105,329	(99,138)	(94.1)%
Product development costs	22,550	2,450	20,100	820.4%
Stock compensation expense	1,758,600	-	1,758,600	N/A
Other overhead expenses	326,852	393,601	(66,749)	(17.0)%
Total operating expenses	$3,382,280	$3,891,648	$(509,368)	(13.1)%

Salaries, taxes and employee benefit costs
Due to limited capital and further development of our new products, the company utilized fewer people for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009, resulting in lower costs.

Marketing and promotion
Again due to limited capital and further development of our new products, the company spent less money for marketing and promotion for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009.

Consulting fees
Similar to the above, limited capital and continued development of our Phase III new product reduced these costs for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009.

Professional and legal fees
These costs relate to the use of outside legal, accounting and auditing firms. Additional costs were incurred for the year ended March 31, 2009 due to the hiring of new auditors in which they audited both the 2009 and 2008 fiscal year ends.

Travel and entertainment
As the company was concentrating most of its energy in the development of new products for the year ended March 31, 2010, there were fewer travel demands placed upon the company, thus the decrease in costs as compared to the year ended March 31, 2009.

Product development costs
These costs increased over the prior year ending March 31, 2009 mainly for development of our next product, Phase III™.  The majority of these costs relate to the development of the packaging, labels and sales related brochures for our products.

Stock compensation expense
These costs relate to the recording of costs associated with the issuance of shares of common stock and preferred stock as compensation for being late in paying for  services.

Other operating expenses
The total costs decreased over the prior year again due to limited operating capital and reduced activities.  The other main components of this category represent Board of Directors’ fees, rent expense and investors relations costs.

Derivative income/(expense)
Derivative income/(expense) arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis.  In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.  Future changes in these underlying internal and external market conditions will have a continuing effect on derivative expense associated with our derivative financial instruments.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2010:

Inception through
Our financing arrangements giving rise to	March 31,
derivative financial instruments and the income effects:	2010
Day-one derivative losses:
$ 600,000 Original Face Value Convertible Note Financing	$(2,534,178)
$ 500,000 Original Face Value Convertible Note Financing	(899,305)
$ 100,000 Original Face Value Convertible Note Financing	(1,285,570)
$ 55,000 Original Face Value Short Term Bridge Loan Note Financing	(12,700)
$ 120,000 Original Face Value Convertible Note Financing	(72,251)
$ 60,000 Original Face Value Convertible Note Financing	(38,542)
$ 200,000 Original Face Value Convertible Note Financing	(119,136)
$ 27,778 Original Face Value Convertible Note Financing	(6,378)
$ 161,111 Original Face Value Convertible Note Financing	(45,846)
$ 111,112 Original Face Value Convertible Note Financing	(185,657)
$ 50,000 Original Face Value Convertible Note Financing	(182,843)
$ 55,000 Original Face Value Convertible Note Financing	(80,135)
$ 137,500 Original Face Value Convertible Note Financing	(1,023,463)
Total day-one derivative losses:	$(6,486,004)

Inception through
March 31,
Derivative income (expense):	2010
$ 600,000 Original Face Value Convertible Note Financing	$1,483,364
$ 500,000 Original Face Value Convertible Note Financing	273,533
$ 100,000 Original Face Value Convertible Note Financing	886,436
$ 120,000 Original Face Value Short Term Bridge Loan Financing	177,147
$ 120,000 Original Face Value Short Term Bridge Loan Financing	177,147
$ 60,000 Original Face Value Short Term Bridge Loan Financing	88,574
$ 33,000 Original Face Value Short Term Bridge Loan Financing	48,716
$ 55,000 Original Face Value Short Term Bridge Loan Financing	45,265
$ 243,333 Original Face Value Convertible Note Financing	134,424
$ 60,833 Original Face Value Convertible Note Financing	6,602
$ 120,000 Original Face Value Convertible Note Financing	(63,120)
$ 60,000 Original Face Value Convertible Note Financing	(24,720)
$ 200,000 Original Face Value Convertible Note Financing	(250,000)
$ 161,111 Original Face Value Convertible Note Financing	(143,520)
$ 50,000 Original Face Value Convertible Note Financing	(45,208)
$ 55,000 Original Face Value Convertible Note Financing	(41,667)
$137,500 Original Face Value Convertible Note Financing	55,000
Total income arising from fair value adjustments	$2,807,973

Inception through
March 31,
Interest income (expense) from instruments recorded at	2010
fair value:
$ 600,000 Original Face Value Convertible Note Financing	$(2,112,311)
$ 500,000 Original Face Value Convertible Note Financing	(2,823,019)
$ 100,000 Original Face Value Convertible Note Financing	(314,989)
$ 312,000 Original Face Value Convertible Note Financing	(1,755,062)
$ 120,000 Original Face Value Convertible Note Financing	(652,868)
$ 5,000 Original Face Value Convertible Note Financing	(27,019)
$ 5,000 Original Face Value Convertible Note Financing	(27,202)
$ 60,000 Original Face Value Convertible Note Financing	(326,379)
$ 70,834 Original Face Value Convertible Note Financing	(385,376)
$ 200,000 Original Face Value Convertible Note Financing	(1,077,768)
$ 27,778 Original Face Value Convertible Note Financing	(148,582)
$ 161,111 Original Face Value Convertible Note Financing	(864,080)
$ 111,112 Original Face Value Convertible Note Financing	(536,079)
$ 507,500 Original Face Value Convertible Note Financing	(2,386,971)
$ 50,000 Original Face Value Convertible Note Financing	(146,542)
$ 55,000 Original Face Value Convertible Note Financing	(270,187)
$ 137,500 Original Face Value Convertible Note Financing	(47,269)
$ 100,000 Original Face Value Convertible Note Financing	(492,958)
$(14,394,661)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the years ended March 31, 2010 and March 31, 2009.

Our financing arrangements giving rise to	Twelve Months Ended	Twelve Months Ended
derivative financial instruments and the income effects:	March 31, 2010	March 31, 2009
Derivative income (expense):
$ 600,000 Original Face Value Convertible Note Financing	$(925,054)	$1,690,346
$ 500,000 Original Face Value Convertible Note Financing	(658,891)	926,364
$ 100,000 Original Face Value Convertible Note Financing	(166,048)	1,052,484
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(33,366)	278,920
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(33,366)	110,620
$ 60,000 Original Face Value Short Term Bridge Loan Financing	(16,683)	55,310
$ 33,000 Original Face Value Short Term Bridge Loan Financing	(9,176)	139,325
$ 55,000 Original Face Value Short Term Bridge Loan Financing	(16,950)	62,215
$ 243,333 Original Face Value Convertible Note Financing	-	134,424
$ 60,833 Original Face Value Convertible Note Financing	-	6,602
$ 120,000 Original Face Value Convertible Note Financing	(71,520)	8,400
$ 60,000 Original Face Value Convertible Note Financing	(31,800)	7,080
$ 200,000 Original Face Value Convertible Note Financing	(250,000)	-
$ 161,111 Original Face Value Convertible Note Financing	(143,520)	-
$ 50,000 Original Face Value Convertible Note Financing	(45,208)	-
$ 55,000 Original Face Value Convertible Note Financing	(41,667)
$ 137,500 Original Face Value Convertible Note Financing	55,000
Total derivative income (expense) arising from fair value adjustments	$(2,388,249)	$4,472,090

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Original Face Value Convertible Note Financing	$(2,240,995)	$(11,490)
$ 500,000 Original Face Value Convertible Note Financing	(2,812,574)	(9,576)
$ 100,000 Original Face Value Convertible Note Financing	(555,983)	240,994
$ 312,000 Original Face Value Convertible Note Financing	(1,755,062)	-
$ 120,000 Original Face Value Convertible Note Financing	(652,699)	(169)
$ 5,000 Original Face Value Convertible Note Financing	(26,994)	(25)
$ 5,000 Original Face Value Convertible Note Financing	(27,177)	(25)
$ 60,000 Original Face Value Convertible Note Financing	(326,324)	(55)
$ 70,834 Original Face Value Convertible Note Financing	(385,376)	(100)
$ 27,778 Original Face Value Convertible Note Financing	(148,582)
$ 200,000 Original Face Value Convertible Note Financing	(1,077,768)	-
$ 111,112 Original Face Value Convertible Note Financing	(536,079)
$ 161,111 Original Face Value Convertible Note Financing	(864,080)	-
$ 507,500 Original Face Value Convertible Note Financing	(2,386,971)	-
$ 50,000 Original Face Value Convertible Note Financing	(146,542)	-
$ 55,000 Original Face Value Convertible Note Financing	(270,187)
$ 137,500 Original Face Value Convertible Note Financing	(47,269)
$ 100,000 Original Face Value Convertible Note Financing	(492,958)	-
Total interest income (expense) arising from fair value adjustments	(14,753,520)	219,554

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended March 31, 2010 and the three months ended March 31, 2009.

Our financing arrangements giving rise to	Three Months Ended	Three Months Ended
derivative financial instruments and the income effects:	March 31, 2010	March 31, 2009
Derivative income (expense):
$ 600,000 Original Face Value Convertible Note Financing	$(794,291)	$62,000
$ 500,000 Original Face Value Convertible Note Financing	(587,679)	34,243
$ 100,000 Original Face Value Convertible Note Financing	(151,563)	6,849
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(16,524)	1,820
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(39,952)	2,020
$ 60,000 Original Face Value Short Term Bridge Loan Financing	(8,252)	1,010
$ 33,000 Original Face Value Short Term Bridge Loan Financing	(6,799)	775
$ 55,000 Original Face Value Short Term Bridge Loan Financing	(11,383)	1,615
$ 243,333 Original Face Value Convertible Note Financing	-	-
$ 60,833 Original Face Value Convertible Note Financing	-	-
$ 120,000 Original Face Value Convertible Note Financing	(37,920)	8,400
$ 60,000 Original Face Value Convertible Note Financing	(15,000)	7,080
$ 200,000 Original Face Value Convertible Note Financing	(127,500)	-
$ 161,111 Original Face Value Convertible Note Financing	(121,868)	-
$ 50,000 Original Face Value Convertible Note Financing	(45,208)	-
$ 55,000 Original Face Value Convertible Note Financing	(41,667)	-
$137,500 Original Face Value Convertible Note Financing	55,000	-
Total derivative income (expense) arising from fair value adjustments	$(1,950,606)	$125,812

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Original Face Value Convertible Note Financing	$(1,921,811)	$(349,651)
$ 500,000 Original Face Value Convertible Note Financing	(2,490,541)	(291,376)
$ 100,000 Original Face Value Convertible Note Financing	(495,192)	(58,275)
$ 312,000 Original Face Value Convertible Note Financing	(1,664,650)	-
$ 120,000 Original Face Value Convertible Note Financing	(615,001)	(169)
$ 5,000 Original Face Value Convertible Note Financing	(25,441)	(25)
$ 5,000 Original Face Value Convertible Note Financing	(25,624)	(25)
$ 60,000 Original Face Value Convertible Note Financing	(307,500)	(55)
$ 70,834 Original Face Value Convertible Note Financing	(363,023)	(100)
$ 27,778 Original Face Value Convertible Note Financing	(142,607)
$ 200,000 Original Face Value Convertible Note Financing	(1,030,797)	-
$ 111,112 Original Face Value Convertible Note Financing	(562,103)
$ 161,111 Original Face Value Convertible Note Financing	(827,226)	-
$507,500 Original Face Value Convertible Note Financing	(2,505,835)	-
$ 50,000 Original Face Value Convertible Note Financing	(146,542)	-
$ 55,000 Original Face Value Convertible Note Financing	(270,187)
$ 137,500 Original Face Value Convertible Note Financing	(47,269)
$ 100,000 Original Face Value Convertible Note Financing	(492,958)	-
Total interest income (expense) arising from fair value adjustments	$(13,934,307)	$(699,676)

Our derivative liabilities as of March 31, 2010, and our derivative income and expense during the twelve months ended March 31, 2010 and from inception through March 31, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

•
In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, and the $137,500 face value convertible note and warrant financing dated March 26, 2010, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement and we were required to record a loss to record the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

•
In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally, the FASB Accounting Standards Codification  provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2010, our management concluded that registration payments are not probable.

Loss on extinguishment of debt
These costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts.

Interest and Other Financing Costs:
We recorded interest expense for the fiscal year ended March 31, 2010 for $15,183,048 and $1,157,838 for the year ended March 31, 2009 in connection with our debt obligations at interest rates from 10% to 15%.  The increase of $14,025,210 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the increase in the stock price. We also recorded the amortization of associated deferred finance fees with these convertible note financings.

Impairment Loss
The $507,500 represents the write down of the costs incurred for the purchase of certain trademarks.

Net Loss
As we are a development stage company, there are no comparable prior periods to compare financial results.  We reported a net loss for the year ended March 31, 2010 and 2009 of $25,377,063 and $3,284,056, respectively.  The majority of the expenses for the year ended March 31, 2010 related to recording salary related costs, development and research activities for our next new products, stock compensation expense, recognition of the large derivative  and loss on extinguishment of debt expenses.  Most of the costs incurred in the prior year ended March 31, 2009 related to development of the Company, hiring of employees and various marketing programs such as NHRA racing along with the recognition of derivative income and a loss on the extinguishment of debt.   As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
Since we implemented a 1-for-20 reverse stock split on July 7, 2010 which is before the release of this Form 10K report, we have  restated all the financial data in this section. The Company’s basic loss per common share applicable to common stockholders for the period ended March 31, 2010 and 2009 was $ (14.43) and $(6.18), respectively.  Because the Company experienced a net loss, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2010 and 2009 was 1,758,703 and 531,698, respectively.  Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 71,643,760 and 4,610,232 for March 31, 2010 and   March 31, 2009, respectively.

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

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $150,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

•      Increased employees and related travel costs
•      Required interest payments on our convertible promissory notes payable
•      Increased product development costs for new products, packaging and marketing materials

Material Covenants of Debt Obligations

On April 23, 2008, the Securities and Exchange Commission declared effective a Form S-1 registration statement covering up to 50,000 shares of common stock, comprised of 15,000 shares of common stock and 35,000 shares of common stock underlying the October, 2007 Securities Purchase Agreement for $1,200,000 of convertible notes

External Sources of Liquidity:

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants.  At the initial closing, we received gross proceeds of $600,000.  During January, 2009, we entered into an agreement to extend the due date to July 1, 2009 in which the conversion price of the notes payable was changed from $6.60 to $1.00 as well as the exercise price of the applicable warrants from $10.00 to $1.00.  We are working on the extension of the debt.

On January 8, 2008, we borrowed $520,000 from three investors.  We agreed to repay these notes out of the proceeds from the Second Closing under the above Securities Purchase Agreement dated October 23, 2007 or on May 7, 2008.  We received net proceeds of $393,500 from this transaction after deducting an original issue discount of $90,000, due diligence fees of $21,500 and legal fees of $15,000.  In February 2008, we repaid $260,000 representing one half of the above borrowings.  The second half of $260,000 has not been paid, but we entered into a Modification and Waiver Agreement in June, 2008 to extend the due date to July 15, 2008 for an aggregate of 9,750  shares of common stock.  A second extension was completed in September, 2008 to extend the due date from July 15, 2008 until the sooner of January 31, 2009 or the closing of another funding to pay these notes. For this extension, the total payable amount of $260,000 was increased to $312,000.  In addition, a third extension was completed in January, 2009 to extend the due date from January 31, 2009 to July 1, 2009 in which these notes payable were converted to convertible notes payable at an conversion price of $1.00.  We are working on the extension of the debt.

On February 15, 2008, we received $500,000 gross proceeds towards the second tranche of $600,000 from the above referenced October 23, 2007 Securities Purchase Agreement.  The remaining $100,000 was received on June 26, 2008, less $8,000 for due diligence fees.  From this gross $500,000 amount, we received net proceeds of $200,000 after paying $260,000 towards the January 8, 2008 borrowings (see above paragraph) as well as $40,000 for due diligence fees. During January, 2009, we entered into an agreement to extend the due date to July 1, 2009 in which the conversion price of the notes payable was changed from $6.60 to $1.00 as well as the exercise price of the applicable warrants from $10.00 to $1.00.  We are working on the extension of the debt.

On April 2, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase 10,000 shares of our common stock and additional warrants to purchase another 10,000 shares of our common stock, representing an aggregate 20,000 shares. We received the purchase price of $100,000 as gross proceeds.  On June 23, 2008, we extended the due date from June 30, 2008 to July 30, 2008 by the issuance of warrants to purchase another 5,000 share of our common stock and additional warrants to purchase another 5,000 shares of our common stock as consideration for this extension.  During the quarter ended September 30, 2008, we issued 12,000 shares of restricted stock to extend the terms of the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 12,000 shares of restricted stock and additional warrants to purchase another 12,000 shares of our common stock at $1.00 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 9, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrant to purchase 10,000 shares of our common stock and additional warrants to purchase another 10,000 shares of our common stock, representing an aggregate 20,000 shares.  We received the purchase price of $100,000 as gross proceeds. During the quarter ended September 30, 2008, we issued warrants indexed to 10,000 shares of common stock to extend the terms of the note until August 10, 2008, and we further extended the note until December 16, 2008 by issuing 12,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 12,000 shares of restricted stock and additional warrants to purchase another 12,000 shares of our common stock at $1.00 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On April 14, 2008, we entered into another financing arrangement that provided for the issuance of $60,000 face value short term bridge loan notes payable, due July 15, 2008, plus warrants to purchase 5,000 shares of our common stock and additional warrants to purchase another 5,000 shares of our common stock, representing an aggregate 10,000 shares. We received the purchase price of $50,000 as gross proceeds. During the quarter ended September 30, 2008, we issued warrants indexed to 5,000 shares of common stock to extend the terms of the note until August 15, 2008, and we further extended the note until December 16, 2008 by issuing 6,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 6,000 shares of restricted stock and additional warrants to purchase another 6,000 shares of our common stock at $1.00  per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On May 19, 2008, we entered into another financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase 5,000 shares of our common stock and additional warrants to purchase another 5,000 shares of our common stock, representing an aggregate 10,000 shares. We received the purchase price of $30,000 as gross proceeds. On June 23, 2008, we extended the term on the note to July 30, 2008 by issuing additional warrants to purchase 2,500 shares of our common stock and additional warrants to purchase another 2,500 shares of our common stock as consideration.  During the quarter ended September 30, 2008, we issued 3,300 shares of restricted stock to extend the note until December 15, 2008. Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 3,300 shares of restricted stock and additional warrants to purchase another 3,300 shares of our common stock at $1.00 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On June 26, 2008, we received gross proceeds of $100,000 for the last $100,000 payment financing (third closing) from the October 23, 2007 Subscription Agreement for $1,200,000 as convertible notes with 15,152 Class A and B warrants.  We extended the due date of this loan until July 1, 2009 and reduced the conversion price of the notes from $6.60 to $1.00 as well as the exercise price of the applicable warrants from $10.00 to $1.00.

On August 5, 2008, we entered into a financing arrangement with H. John Buckman, Board Director that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase 5,000 share of our common stock at an exercise price of $10.00 plus additional warrants to purchase another 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate of 10,000 shares. We received the purchase price of $50,000 as gross proceeds. The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration.  Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 5,500 shares of restricted stock and additional warrants to purchase another 5,500 shares of our common stock at $1.00 per warrant.  We are now in default.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

On September 29, 2008, we entered into a financing arrangement that provided for the issuance of $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase 28,334 shares of our common stock at an exercise price of $10.00 and additional warrants to purchase another 28,334 shares of our common stock at an exercise price of $15.00, representing an aggregate of 56,768 shares. We received the purchase price of $200,000 as gross proceeds. During the quarter ended December 31, 2008, the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when we issued additional convertible instruments with a lower conversion rate.   During January 2009, the maturity date was extended to July 1, 2009 in which the conversion price of the convertible note was changed from $3.30 to $1.00.  The first 28,334 warrants were redeemed at $2.00 by the company in January 2009 for an aggregate $56,667, payable in the form of another note payable (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 28,334 warrants.   In addition, we incurred a 10% finders’ fee note payable in the amount of $20,000 under the same terms as above except this note did not include any warrants.  We are working on the extension of the debt.

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible notes with a purchase price of $50,000, due March 29, 2009, plus warrants to purchase 7,084 shares of our common stock at an exercise price of $10.00 and additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  We received the purchase price of $50,000 as gross proceeds. During January 2008, the maturity date was extended to July 1, 2009 in which the conversion price was reduced from $6.60 to $1.00. The first 7,084 warrants were redeemed at $2.00 by the company in January 2009 for an aggregate of $14,167 that was added to the previous January 2009 note payable of $56,667 for a new note payable total of $70,834 (see the section below for the quarter ended March 31, 2009) which also cancelled the second set of 7,084 warrants.  We are working on the extension of the debt.

On January 27, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 20% (purchase price of $100,000 with the note principal to be $120,000) with interest of fifteen percent (15%).   We received the purchase price of $100,000 as gross proceeds. These convertible notes can be converted into common stock at the conversion price of $1.00. The due date is July 27, 2009.  In addition, the company paid total due diligence fees in the amount of 10% or $10,000 in which the due diligence fees will be payable in the form of a convertible note similar to the notes above.  For this financing, we agreed to issue 120,000 Class A warrants at the exercise price of $10.00 with an issue life of five years.  We are working on the extension of the debt.

On January 27, 2009 and as previously mentioned in the above “Quarter Ended December 31, 2008” section, an aggregate 28,334 Class A warrants issued to the holder of the September, 2008 note payable were redeemed at $2.00 for an aggregate $56,667, and later this note was increased to $70,834 for the additional redemption of 7,084 warrants at $2.00 from the December, 2008 financing for the additional $14,167.  The due date for this $70,834 note payable is July 27, 2009 with an interest rate of 15%.  We are working on the extension of the debt.

During February, 2009, the Company entered into an Amendment, Waiver and Consent Agreement with certain subscribers for their consent and approval for the Company to issue another convertible promissory note of the Company at an original discount of 20% (purchase price of $50,000 with the note principal to be $60,000) with interest of fifteen percent (15%). We received gross proceeds from the purchase price of $50,000.  This note will be combined into the above January 27, 2009 note with the due date to be July 27, 2009.  In addition, the Company agreed to issue 60,000 Class A warrants at an exercise price of $1.00 with an issue life of five years.  An additional 27,500 restricted shares of the Company’s stock was also issued for this consideration.  We are working on the extension of the debt.

On March 30, 2009, the company entered into a subscription agreement with two subscribers whereas the Company issued and sold promissory convertible notes of the Company at an original discount of 11% (purchase price of $180,000 with the note principal to be $200,000) with interest of twelve percent (12%).  We received the purchase price of $180,000 as gross proceeds. These convertible notes can be converted into common stock at the conversion price of $1.00. The due date is December 30, 2009.  For this financing, we agreed to issue 416,667 Class A warrants at the exercise price of $1.00 with an issue life of five years.

On July 14, 2009, we entered into another Modification, Waiver and Consent Agreement whereas the subscribers to the March, 2009 agreement agreed to invest an additional $145,000 at substantially the same terms as the March, 2009 funding.  The total principal amount to pay will be $161,112 with these two investors.  In addition, we issued each investor a total of 40,278 warrants for a total of 80,556 warrants.  The issuance of common stock pursuant to the conversion features of the convertible notes is a transaction exempt from registration under the Securities Act of 1933 and the Securities Act Rules.

On October 1, 2009, we executed a $27,778 allonge to the secured convertible note dated March 30, 2009 for consideration of $25,000.

On November 13, 2009, we issued a $111,111 secured convertible note in exchange for 20,000 freely tradable shares of EFT Biotech.  We have since sold all of those shares for a total cash consideration of $67,607.

On January 10, 2010, the Company entered into a modification and amendment agreement with certain holders of the Company’s convertible notes with aggregate face value of $2,169,897 less conversions of $174,000 for a net amount of $1,995,897 to extend the maturity dates of these notes to June 30, 2010.  As consideration for the extension, the Company issued two secured convertible notes in principal amounts of $50,000 each (total of $100,000) with interest at an annual rate of 12%.  The notes mature on June 30, 2010 and are convertible into common stock at a conversion rate equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise price of warrants to $0.16 in connection with the extended notes.

On January 28, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $388,890 to $438,890 in exchange for $40,000 of cash, net of financing fees.

On January 28, 2010, the Company entered into modification and amendment agreements to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 1,054,133 to 2,689,925 shares.  The agreements also reduced the exercise prices of the warrants to $0.16 per share and extended the expiration date of the warrants to July 15, 2015. In addition, the Company issued 104,167 warrants at an exercise price of $0.16 to expire in five years.

On February 1, 2010, the Company entered into an agreement to issue 55,000 shares of its restricted common stock to a consultant for financial public relations services.  The shares were valued at $0.60 per share or $33,000 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Approval was authorized in which these shares will be issued in May or June of 2010.

On February 10, 2010, the Company entered into an agreement to issue 37,500 shares of its restricted common stock to members of the Scientific Advisory Board for their services.   All shares were valued at $.60 per share or $22,500 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Such approval was authorized in which these shares will be issued in May or June of 2010. In addition, 50,000 non-qualified stock options were issued to the Scientific Advisory Board at an exercise price of $.60 with the options to expire February 9, 2015.  In addition, the Company ratified the issuance of 12,000 restricted shares of common stock valued at $.60 per share or $7,200 which shares will be issued in either May or June 2010, agreement to issue warrants to purchase 12,000 shares of common stock upon the exercise of previously issued Class A Common Stock Warrants and reduction of the exercise price of all warrants held by one of the earlier investors to $1.00 per share.

Also on February, 10, 2010, Endorsement Agreements were signed with two professional athletes whereas the Company agreed to issue 62,500 shares of its restricted common stock to each athlete as the shares were valued at $60 (total of 125,000 restricted shares at $75,000). In addition, the Company issued 50,000 shares of its restricted common stock for past due legal services as each share was valued at $.60 or $30,000 as well as 75,000 non-qualified stock options with an exercise price of $1.00 with the stock options to expire in five years.  All of the above restricted shares will be issued in either May or June 2010.

On February 11, 2010, the Company entered into a modification and amendment agreement to modify the terms of previously issued warrants whereas the exercise price of 104,167 warrants was reduced to $0. 16, and the expiration date of the warrants was extended to July 15, 2015.

On February 19, 2010, the Company executed an expense to eliminate allonge to the March 2009 secured convertible notes increasing the aggregate face value of these notes from $438,890 to $493,890 in exchange for $55,000. In addition, additional 104,167 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

On March 26, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $493,890 to $631,390 in exchange for $124,400 of cash, net of financing fees which $65,000 was received in March, 2010 and which $59,400 will be received in April, 2010.  In addition, a total of 297,917 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

Information about our cash flows	For The Year Ended
	March 31, 2010	March 31, 2009
Cash provided by (used in):
Operating activities	$(423,548)	$(993,039)
Investing activities	61,733	(39,473)
Financing activities	280,789	1,148,412

For the year ended March 31, 2010, the net cash used in operating activities was due to the following items.  We reported a net loss of $25,377,063 which was offset by recoding the fair value adjustment of the convertible notes for $14,753,520,derivative expense for $3,912,571, compensatory stock and warrants for $2,250,485 and the recording of a loss on debt extinguishment for $2,291,039.  Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings to cover operating costs. Cash provided by investing activities increased due to the proceeds from the sale of marketable securities for $67,663. Cash provided by financing activities increased due to the receipt of $330,000 from the issuance of additional convertible notes payable.

For the year ended March 31, 2009, the net cash used in operating activities is due to a number of factors.  We reported a net loss of $3,284,056 as well as a non-cash derivative income of $2,943,890 which were somewhat offset by an increase of $1,125,804 for the loss on debt extinguishment,  Changes in accounts payable and accrued expenses contributed to a increase in cash used by operating activities of $2,712,846.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ended March 31, 2009, and we had to rely on new convertible debt financings to cover operating expenses. Cash used for the year ended March 31, 2009 for investing activities was $39,473 for equipment purchases and trademark costs. Net cash provided by our financing activities for the year ended March 31, 2009 was $1,148,412.  This is primarily attributed to proceeds received from short term bridge loans for $1,225,000 less financing costs.

CERTAIN BUSINESS RISKS:

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors discussed below, together with all the other information contained or incorporated by reference in this report and in our filings under the Securities Exchange Act of 1934, as amended, or the Exchange Act, before deciding whether to purchase any of our securities. Each of the risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities, and the occurrence of any of these risks might cause you to lose all or part of your investment.

Risks Relating to Our Business

We have a limited history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain or expand operations according to our business plan.

As of March 30, 2010, we had an accumulated shareholders’ deficit of $27,837,246 and a working capital deficit of $27,923,071, compared to an accumulated shareholders’ deficit of $6,277,918 and a working capital deficit of $6,876,753 at March 31, 2009. Cash and cash equivalents were $38,611 as of March 31, 2010 as compared to $119,637 at March 31, 2009. This increase in our working capital deficit was primarily attributable to the increase in the fair value calculations for the valuation of our convertible notes payable as well an increase in the derivative liabilities.

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

To date, we have generated no material product revenues. Our operating losses have negatively impacted our liquidity, and we are continuing our efforts to develop new products, while focusing on increasing net sales.  However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees.  If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be significantly limited.   Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.  If we are unable to achieve profitability, the market value of our common stock will decline, and there would be a material adverse effect on our financial condition.

At March 31, 2010, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations

At March 31, 2010, we were in default on short term bridge notes totaling $260,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so.  Further, we have secured convertible notes outstanding totaling $3,019,510 in principal face value at March 31, 2010.  Although we were able to extend the maturity dates of the notes until June 30, 2010, there is no assurance that we will be able to continue to extend these obligations.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%

Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

Subsequent to the year ended March 31, 2010, our long term convertible notes totaling $492,500 in principal face value were due June 15, 2010 while $2,455,676  convertible notes were due June 30, 2010.  We are in the process of negotiating the extension of the due dates of our convertible notes for nine (9) months.  If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

We may not be able to develop successful new beverage products which are important to our growth.

An important part of our strategy is to increase our sales through the development of new beverage products. We cannot assure you that we will be able to continue to develop, market and distribute future beverage products that will have market acceptance. The failure to continue to develop new beverage products that gain market acceptance could have an adverse impact on our growth and materially adversely affect our financial condition. Further, we may have higher obsolescent product expense if new products fail to perform as expected due to the need to write off excess inventory of the new products.

Our results of operations may be impacted in various ways by the introduction of new products, even if they are successful, including the following:

●	sales of new products could adversely impact sales of existing products;
●
we may incur higher cost of goods sold and selling, general and administrative expenses in the periods when we introduce new products due to increased costs associated with the introduction and marketing of new products, most of which are expensed as incurred; and

●	when we introduce new platforms and bottle sizes, we may experience increased freight and logistics costs as our co-packers adjust their facilities for the new products.

The beverage business is highly competitive.

The premium and functional beverage drink industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors in these industries include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods, and advertising. We also compete for distributors, shelf space and customers primarily with other premium beverage companies. As additional competitors enter the field, our market share may fail to increase or may decrease.

The growth of our revenues is dependent on acceptance of our products by mainstream consumers.

We have limited resources to introduce our products to the mainstream consumer. As such, we will need to increase our sales force and execute agreements with distributors who, in turn, distribute to mainstream consumers at grocery stores, club stores and other retailers. If our products are not accepted by the mainstream consumer, our business could suffer.

Our failure to accurately estimate demand for our products could adversely affect our business and financial results.

We may not correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials including, but not limited to, containers, labels, flavors or packing arrangements, we might not be able to satisfy demand on a short-term basis. Moreover, industry-wide shortages of certain ingredients have been and could, from time to time in the future, be experienced, which could interfere with and/or delay production of certain of our products and could have a material adverse effect on our business and financial results. We do not use hedging agreements or alternative instruments to manage this risk.

The loss of our third-party distributors could impair our operations and substantially reduce our financial results.

We continually seek to expand distribution of our products by entering into distribution arrangements with regional bottlers or other direct store delivery distributors having established sales, marketing and distribution organizations. Many distributors are affiliated with and manufacture and/or distribute other beverage products. In many cases, such products compete directly with our products.

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing distributors and/or if we fail to attract additional distributors, and/or our distributors do not market and promote our products above the products of our competitors, our business, financial condition and results of operations could be adversely affected.

Inability to secure co-packers for our products could impair our operations and substantially reduce our financial results.

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III).  Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and will expire in less than two years (December 15, 2011).  After the initial term, this agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

●
if any of those co-packers were to terminate our co-packing arrangement or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements; and

●	our business reputation would be adversely affected if any of the co-packers were to produce inferior quality products.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is substantially dependent upon awareness and market acceptance of our products and brands by our targeted consumers. In addition, our business depends on acceptance by our independent distributors of our brands as beverage brands that have the potential to provide incremental sales growth rather than reduce distributors’ existing beverage sales.  We believe that the success of our product name brands will also be substantially dependent upon acceptance of our product name brands. Accordingly, any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse affect on our revenues and financial results.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue to market our existing products and develop new products to satisfy our consumers’ changing preferences will determine our long-term success.

Consumers are seeking greater variety in their beverages. Our future success will depend, in part, upon our continued ability to develop and introduce different and innovative beverages. In order to retain and expand our market share, we must continue to develop and introduce different and innovative beverages and be competitive in the areas of quality and health, although there can be no assurance of our ability to do so. There is no assurance that consumers will continue to purchase our products in the future. Additionally, many of our products are considered premium products and to maintain market share during recessionary periods, we may have to reduce profit margins, which would adversely affect our results of operations. Product lifecycles for some beverage brands and/or products and/or packages may be limited to a few years before consumers’ preferences change. The beverages we currently market are in their early lifecycles, and there can be no assurance that such beverages will become or remain profitable for us. The beverage industry is subject to changing consumer preferences, and shifts in consumer preferences may adversely affect us if we misjudge such preferences. We may be unable to achieve volume growth through product and packaging initiatives. We also may be unable to penetrate new markets. If our revenues decline, our business, financial condition and results of operations will be materially and adversely affected.

Our quarterly operating results may fluctuate significantly because of the seasonality of our business.

As our products are relatively new, there may be seasonality issues that could cause our financial performance to fluctuate. In addition, beverage sales can be adversely affected by sustained periods of bad weather.

Our business is subject to many regulations, and noncompliance is costly.

The production, marketing and sale of our unique beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production run is not in compliance with any of these regulations, we may be fined, or production may be stopped, thus adversely affecting our financial conditions and operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we have no way of anticipating whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

We face risks associated with product liability claims and product recalls.

Other companies in the beverage industry have experienced product liability litigation and product recalls arising primarily from defectively manufactured products or packaging. Our co-packer maintains product liability insurance insuring our operations from any claims associated with product liability. This insurance may or may not be sufficient to protect us. We do not maintain product recall insurance. In the event we were to experience additional product liability or product recall claim, our business operations and financial condition could be materially and adversely affected.

Our intellectual property rights are critical to our success, the loss of such rights could materially, adversely affect our business.

We regard the protection of our trademarks, trade dress and trade secrets as critical to our future success. We have registered our trademarks in the United States that are very important to our business. We also own the copyright in and to portions of the content on the packaging of our products. We regard our trademarks, copyrights and similar intellectual property as critical to our success and attempt to protect such property with registered and common law trademarks and copyrights, restrictions on disclosure and other actions to prevent infringement. Product packages, mechanical designs and artwork are important to our success, and we would take action to protect against imitation of our packaging and trade dress and to protect our trademarks and copyrights, as necessary. We also rely on a combination of laws and contractual restrictions, such as confidentiality agreements, to establish and protect our proprietary rights, trade dress and trade secrets. However, laws and contractual restrictions may not be sufficient to protect the exclusivity of our intellectual property rights, trade dress or trade secrets. Furthermore, enforcing our rights to our intellectual property could involve the expenditure of significant management and financial resources. There can be no assurance that other third parties will not infringe or misappropriate our trademarks and similar proprietary rights. If we lose some or all of our intellectual property rights, our business may be materially and adversely affected.

If we are not able to retain the full time services of our management team, including Roy G. Warren, it will be more difficult for us to manage our operations and our operating performance could suffer.

Our business is dependent, to a large extent, upon the services of our management team, including Roy G. Warren, our founder and Chief Executive Officer and Chairman of the Board. We depend on our management team, but especially on Mr. Warren’s creativity and leadership in running or supervising virtually all aspects of our day-to-day operations. We do not have a written employment agreement with any member of our management team or Mr. Warren. In addition, we do not maintain key person life insurance on any of our management team or Mr. Warren. Therefore, in the event of the loss or unavailability of any member of the management team to us, there can be no assurance that we would be able to locate in a timely manner or employ qualified personnel to replace him. The loss of the services of any member of our management team or our failure to attract and retain other key personnel over time would jeopardize our ability to execute our business plan and could have a material adverse effect on our business, results of operations and financial condition.

We need to manage our growth and implement and maintain procedures and controls during a time of rapid expansion in our business.

If we are to expand our operations, such expansion would place a significant strain on our management, operational and financial resources.  Such expansion would also require improvements in our operational, accounting and information systems, procedures and controls.  If we fail to manage this anticipated expansion properly, it could divert our limited management, cash, personnel, and other resources from other responsibilities and could adversely affect our financial performance.

Our business may be negatively impacted by a slowing economy or by unfavorable economic conditions or developments in the United States and/or in other countries in which we may operate.

A general slowdown in the economy in the United States or unfavorable economic conditions or other developments may result in decreased consumer demand, business disruption, supply constraints, foreign currency devaluation, inflation or deflation. A slowdown in the economy or unstable economic conditions in the United States or in the countries in which we operate could have an adverse impact on our business results or financial condition. Currently we do not have any international operations.

Risks Relating to Our Securities

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock has been listed for trading on the OTC Bulletin Board (the “OTCBB”). We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value and may not be indicative of the market price for the shares in the future.

 In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

●	price and volume fluctuations in the stock markets;
●	changes in our revenues and earnings or other variations in operating results;
●	any shortfall in revenue or increase in losses from levels expected by us or securities analysts;
●	changes in regulatory policies or law;
●	operating performance of companies comparable to us; and
●	general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for it or might otherwise receive than if a broad public market existed.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of March 31, 2010, we had issued and outstanding options and warrants that may be exercised into 4,731,903 (restated for recent reverse stock split) shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Subsequent to the year ended March 31, 2010, effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock (see “Subsequent Events”).

Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

A substantial number of our shares are available for sale in the public market, and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 4,306,437 (restated for recent reverse stock split) shares of common stock outstanding as of March 31, 2010.

We are in the process of negotiating the extension of the due dates of our convertible notes for nine (9) months.  If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2010 and 2009 are contained on Pages F-1 to F-37 which follows.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2010 as further described below.

(b) Management's Annual Report on Internal Control Over Financial Reporting Overview

Internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over finacial reporting for Attitude Drinks Incorporated.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers as of March 31, 2010 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age	Position with the Company	Year Appointed
Roy Warren 54	Chairman, Chief Executive Officer and President	2007
Michael Edwards 50	Director	2007
H. John Buckman 64	Director	2007
Tommy Kee (a) 61	Chief Financial Officer	2007 and 2010

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

Mr. Tommy Kee –Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  (a) Mr. Kee gave his letter of resignation as CFO to be effective July 10, 2009 but has since rejoined the Company in April, 2010.

Compliance With Section 16(A) of the Exchange Act

Based on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following:  (1) during the fiscal year ended March 31, 2010, Mr. Roy Warren (CEO) filed a Form 4 on January 20, 2010 late for making gifts of 6,068 shares of common stock  that occurred on December 16, 2009, transfers to a third party in a private transaction  that occurred on September 21, 2009 in exchange for debt forgiveness of notes in the principal amount of $100,000 plus attached warrants and the receipt of 9,000,000 Series A Convertible Preferred Stock that were issued to him on September 4, 2009;  (2) during the fiscal year ended March 31, 2010,  Mr. H. John Buckman, Board Director, filed a Form 4 on January 20, 2010 late for 150,000 restricted shares of Common Stock that were issued to him on January 7, 2010.

Code of Ethics

On May 14, 2009, the Board of Directors approved and ratified a Code of Ethics that is applicable to all directors, officers and employees.  A copy of the Code of Ethics was attached an Exhibit 14 in the Form 10-K/A-2 that was filed for the fiscal year that ended March 31, 2009. The Code of Ethics is also available for review on our website at www.attitudedrinks.com.  Furthermore, a copy of the code is available to any person free of charge upon request by writing to our company at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last fiscal year by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers as all applicable unpaid amounts have been accrued and reflected as expense:

	Principal			Preferred	Medical /Dental	All Other
Name	Position	Year	Salary	Stock	Insurance	Comp. **	Total
Roy Warren (a)	CEO	2010	$-	$1,620,000	$13,999	$114,133	$1,748,132
Tommy Kee (b)	CFO	2010	-	-	2,888	5,595	8,483

** All other Compensation	CEO	CFO
Consulting (1099)	$114,133	$5,595

Total	$114,133	$5,595

(a)             In 2010, Roy Warren, Chief Executive Officer ("CEO"), earned an annual base salary of $180,000.  Out of the total earned amount since his start date with the company, he has not been paid $204,864.  During July 2009, 9,000,000 shares of Series A Preferred Stock were granted to him.

(b)             On July 10, 2009, Tommy Kee, Chief Financial Officer (“CFO”), gave his letter of resignation.  Prior to that resignation, he earned an annual base salary of $150,000.  On April 12, 2010, he rejoined the Company as Chief Financial Officer. Out of the total earned amount since his start date with the company and through March 31, 2010, he has not been paid $221,983.  His latest salary is still being negotiated with a minimum salary of $78,000 plus other stock options and/or stock payment plans to be developed with the intent to eventually pay his previous annual salary.

Director Compensation Table

Directors are compensated $1,000 per month for their roles as directors.  No cash payments have been made. The Company accrued $36,000 for such fees (12 months x $1,000 per month x 3 directors) for the year ended March 31, 2010, including Roy Warren, CEO. H. John Buckman is an investor and debt holder of the company whereas the company issued him a note payable at face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $10.00 with a life of three to five years. Provided he exercises 5,000 certain Class A warrants, he will get the same number of replacement Class B warrants for a total of 5,000.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares were issued to him in 2009 for his Director services, and he received 150,000 shares of restricted stock in November, 2009 for his efforts in a financing during that month (total of 162,200 restricted shares).

Outstanding Equity Awards

No additional awards were granted during the fiscal year ended March 31, 2010 other than 9,000,000 shares of Series A Preferred Stock were granted to Roy Warren during July, 2009. None of the previously issued stock options that were granted to Roy Warren and Tommy Kee (447,483 and 68,876 non-qualified stock options, respectively) in the previous year were exercised.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2010 as to:

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

Beneficial Owners
Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Roy Warren (4) 10415 Riverside Drive #101 Palm Beach Gardens, Florida 33410	54,638,962	71.95%

Common	Alpha Capital Anstalt (3) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	9,662,450	12.72

Common	Whalehaven Capital Fund Ltd. (3) 14 Par-La-Ville Road 3rd Floor Hamilton, Bermuda HM08	5,209,647	6.86

(1)                   Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)                   Percentage calculated from base of 75,950,197 shares of common stock based on total common stock equivalents.

(3)                   This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%.  Equity listed consists of convertible notes and/or warrants.

(4)                   Equity listed consists of common stock, preferred stock, stock options, convertible notes and warrants to purchase common stock

Management Owners
Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)	Percent of Class (2)
Common	Roy Warren 10415 Riverside Dr. Palm Beach Gardens, FL	54,638,962 (3)	71.95%

Common	Tommy Kee 10415 Riverside Dr. Palm Beach Gardens, Fl.	69,626 (4)	Less than 1%

Common	H. John Buckman 174 Patterson Avenue Shrewsbury, N.J.	177,700 (5)	Less than 1%

Common	Mike Edwards 1615 S.E. Decker Avenue Stuart, Fl.	1,200 (6)	Less than 1%

Common	Executive officers and directors as a group	54,887,488	72.27%

(1)                Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of   March 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)                Percentage calculated from base of 75,950,197 shares of common stock based on total common stock equivalents.

(3)                Includes 3,996 shares of our common stock owned by household family members .Remaining amount relates to 187,483 shares of common stock, 447,483 non-qualified stock options and 54,000,000 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)                Represents 68,876 non-qualified stock options and 750 shares of common stock

(5)                Includes 162,200 shares of common stock and 15,500 warrants

(6)                Represents 1,200 shares of common stock

There currently are no arrangements that may result in a change of ownership or control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roy Warren’s daughter is also employed by the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2010 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $45,000. We have accrued expected audit fees for the year ended March 31, 2010 in the amount of $35,500.  Total audit fees for the previous year ended March 31, 2009 were $73,150.

Audit Related Fees

None.

Tax Fees

As the Company is a new development stage company, no tax returns have been prepared. However, we have accrued tax preparation fees of approximately $22,500.

All Other Fees

None

Audit Committee Pre-Approval Policies
Not applicable.

PART IV

ITEM 15 – EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	*
(3)(1)(i)	Restated Certificate of Incorporation	*
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation		X
(3)(2)	Amended and Restated Bylaws	*
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	*
(4)(2)	Form of Common Stock Certificate	*
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	*
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	*
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	*
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	*****
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	*
(10)(2)	2007 Stock Compensation and Incentive Plan	*
(10)(3)	Escrow Agreement dated October 23, 2007	*
(10)(4)	Security Agreement dated October 23, 2007	*
(10)(5)	Subsidiary Guaranty dated October 23, 2007	*
(10)(6)	Collateral Agent Agreement dated October 23, 2007	*
(10)(7)	Office Lease Agreement dated December 15, 2007	**
(10)(8)	Subscription Agreement dated January 8, 2008	*
(10)(9)	Funds Escrow Agreement dated January 8, 2008	*
(10)(10)	Waiver and Consent dated January 8, 2008	*
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	*
(10)(12)	Notice of Waiver effective February 15, 2008	*
(10)(13)	Notice of Waiver of Conditions	*
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	***
(10)(15)	Subscription Agreement, September 2008	***
(10)(16)	Form of Note, September 2008	***
(10)(17)	Form of Class A and Class B Warrant, September 2008	***
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	****
(10)(19)	2010 Stock Compensation and Incentive Plan	*******
(14)	Code of Ethics	******
(21)	Subsidiaries of Registrant	*
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*     previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
**   previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
*** previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
**** previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession  Number 0001213900-09-0005)
***** previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
****** previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
******* previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, there under duly authorized.

ATTITUDE DRINKS INCORPORATED

Date July 14, 2010	By:	/s/ Roy G. Warren
Roy G. Warren
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	Chief Executive Officer	July 14, 2010
Name

/s/ Tommy E. Kee	Chief Financial Officer	July 14, 2010
Name

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Attitude Drinks Incorporated and subsidiary (a development stage company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2010 and March 31, 2009, and for the period from June 18, 2007 (Inception) to March 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2010 and 2009 and the results of their operations and cash flows for the years ended March 31, 2010  and March 31, 2009, and for the period from June 18, 2007 (Inception) to March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/  Meeks International, LLC

Tampa, Florida
July 14, 2010

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED BALANCE SHEET

	March 31, 2010	March 31, 2009
Assets
Current assets:
Cash and cash equivalents	$38,611	$119,637
Accounts receivable, net of allowance for doubtful accounts of $957 for March 31, 2009	10,973	5,540
Inventories, net of reserve for obsolescence of
$43,102 for March 31, 2009	12,713	95,259
Deferred financing costs, net	-	203,842
Prepaid expenses	88,911	111,343
Total current assets	151,208	535,621

Fixed assets	34,636	44,657

Other assets:
Trademarks – net	26,800	529,789
Deposits and other	24,389	24,389
	51,189	554,178
Total assets	$237,033	$1,134,456

Liabilities and Stockholders’ Deficit

Current liabilities:

Accounts payable	$1,287,824	$1,145,348
Accrued liabilities	3,509,860	2,667,557
Convertible notes payable	17,975,009	3,041,727
Short-term bridge loans payable	388,000	388,000
Non convertible note payable	34,000	-
Loans payable to related parties	21,463	46,463
Derivative liabilities	4,858,123	123,279
Total current liabilities	28,074,279	7,412,374

Convertible notes payable – net of current portion	-	-
Commitments and contingencies

Stockholders’ Deficit:
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 9,000,000 and 0 shares issued and outstanding at March 31, 2010 and March 31, 2009 respectively	9,000	-
Common stock, par value $0.001 per share, 1,000,000,000 shares authorized, 4,306,437 and 720,006 shares issued and outstanding at March 31, 2010 and March 31, 2009 respectively	4,306	720
Additional paid-in capital	5,959,687	2,095,138
Stock subscription receivable	(59,400)	-
Deficit accumulated during the development stage	(33,750,839)	(8,373,776)
Total stockholders’ deficit	(27,837,246)	(6,277,918)
Total liabilities and stockholders’ deficit	$237,033	$1,134,456

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31, 2010	Year Ended March 31, 2009	Development Stage Period From Inception (June 18, 2007) to March 31, 2010

REVENUES:
Net revenues	$6,627	$23,653	$31,224
Product and shipping costs	(98,914)	(76,309)	(175,657)
GROSS PROFIT	(92,287)	(52,656	(144,433)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	780,010	1,563,184	3,419,383
Marketing and promotion	258,623	1,430,082	2,043,061
Consulting fees	22,131	159,867	464,409
Professional and legal fees	207,323	237,135	645,754
Travel and entertainment	6,191	105,329	213,482
Product development costs	22,550	2,450	117,500
Stock compensation expense	1,758,600	-	1,758,600
Other operating expenses	326,852	393,601	878,403
	3,382,280	3,891,648	9,540,592

LOSS FROM OPERATIONS	(3,474,567)	(3,944,304)	(9,685,025)

OTHER INCOME (EXPENSES):
Derivative income (expense)	(3,912,571)	2,943,890	(3,678,031)
Loss on extinguishment of debt	(2,291,039)	(1,125,804)	(3,416,843)
Loss of sale of assets	(8,338)	-	(8,338)
Interest and other financing costs	(15,183,048)	(1,157,838)	(16,455,102)
Impairment loss	(507,500)	-	(507,500)
	(21,902,496)	660,248	(24,065,814)
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	(25,377,063)	(3,284,056)	(33,750,839)
Provision for income taxes	-	-	-

NET INCOME (LOSS)	$(25,377,063)	$(3,284,056)	$(33,750,839)

Basic income/(loss) per common share	$(14.43)	$(6.18)

Diluted income/(loss) per common share	$(14.43)	$(6.18)
Weighted average common shares outstanding – basic	1,758,703	531,698

Weighted average common shares outstanding – diluted	1,758,703	531,698

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

	Preferred Stock		Common Stock		Additional	Stock Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, March 31, 2008	75,000	$75	403,030	$403	$867,238	$-	$(5,089,720)	$(4,222,004)

Issuance of common stock for debt modifications	-	-	289,850	290	204,509	-	-	204,799
Issuance of common stock for services	-	-	2,626	3	234,957	-	-	234,960
Issuance of non financing stock options and warrants	-	-	-	-	636,058	-	-	636,058
Exchange of preferred stock to common stock	(75,000)	(75)	22,500	22	53	-	-	-
Extinguishment of debt	-	-	-	-	94,141	-	-	94,141
Finders' fees for financing	-	-	2,000	2	58,182	-	-	58,184
Net loss	-	-	-	-	-	-	(3,284,056)	(3,284,056)

Balance, March 31, 2009	-	$-	720,006	$720	$2,095,138	$-	$(8,373,776)	$(6,277,918)

Issuance of common stock for debt modifications	-	-	12,000	12	7,164	-	-	7,176
Conversions of debt to common stock	-	-	2,310,004	2,309	1,624,340	-	-	1,626,649
Issuance of common stock for services	-	-	1,114,427	1,115	433,645	-	-	434,760
Issuance of non financing stock options and warrants	-	-	-	-	98,550	-	-	98,550
Finders' fees for financing	-	-	150,000	150	89,850	-	-	90,000
Stock subscription receivable	-	-	-	-	-	(59,400)	-	(59,400)
Issuance of Series A preferred stock	9,000,000	9,000	-	-	1,611,000	-	-	1,620,000
Net loss	-	-	-	-	-	-	$(25,377,063)	(25,377,063)
Balance, March 31, 2010	9,000,000	$9,000	4,306,437	$4,306	$5,959,687	$(59,400)	$(33,750,839)	$(27,837,246)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF CASHFLOWS

	Year Ended March 31, 2010	Year Ended March 31, 2009	Development Stage Period From Inception (June 18, 2007) to March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,377,063)	$(3,284,056)	$(33,750,839)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,440	17,035	31,072
Amortization of deferred financing costs	253,053	477,357	886,060
Compensatory stock and warrants	2,250,485	929,202	3,696,449
Derivative expense/(income)	3,912,571	(2,943,890)	3,678,031
Impairment loss	507,500	-	507,500
Stock subscription receivable	(59,400)	-	(59,400)
Fair value adjustment of convertible note	14,753,520	(414,426)	14,199,789
Loss on debt extinguishment	2,291,039	1,125,804	3,416,843
Amortization of debt discount	-	471,234	547,359
Loss on sale of marketable securities	8,338	-	8,338
Loss on disposal of fixed assets	-	3,914	3,914
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(53,569)	(99,105)	(189,300)
Accounts receivable	(5,433)	(5,540)	(10,973)
Inventories	82,546	16,586	(12,713)
Accounts payable and accrued liabilities	1,001,425	2,712,846	4,558,802
Net cash used in operating activities	(423,548)	(993,039)	(2,489,068)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(9,973)	(29,300)
Proceeds from sale of marketable securities	67,663	-	67,663
Trademarks	(5,930)	(29,500)	(67,122)
Net cash used in investing activities	61,733	(39,473)	(28,759)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	330,000	100,000	1,630,000
Proceeds from short-term bridge loans payable	-	1,225,000	1,555,000
Costs associated with financing	(49,211)	(176,588)	(371,062)
Repayment of notes	-	-	(260,000)
Capital Contribution – common stock	-	-	2,500
Net cash provided by financing activities	280,789	1,148,412	2,556,438
NET INCREASE IN CASH AND CASH EQUIVALENTS	(81,026)	115,900	38,611
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	119,637	3,737	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,611	$119,637	$38,611

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$45,000
Cash paid for taxes	$-	$-	$-
Non-cash investing and financing activities:
Purchase of intangible assets with note payable	$-	$507,500	$507,500
Payment of financing fees with issuance of new notes payable	$100,000	-	100,000
Payment of financing fees with common stock and warrants	$90,000	$58,184	$148,184
Debt modifications through issuance of common stock	$7,176	$298,940	$306,116
Deferred finance costs for common stock	$-	$-	$514,998

See accompanying notes to consolidated financial statements

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

The Company is a development stage enterprise as defined by the FASB Accounting Standards Codification.     All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities.  All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development.  The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in three fast growing segments: sports recovery, functional dairy and milk/juice blends.

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000). As such, we are reflecting that increase in our financial statements for the year ended March 31, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010. Since this change has occurred before the release of our March 31, 2010 audited financial statements, we have restated all applicable financial information for both the years ended March 31, 2010 and 2009.

Note 2 -                 Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $33,750,839 and negative cash flows from operations of $2,489,068 since inception of the operating subsidiary, June 18, 2007 to March 31, 2010 and has a significant working capital deficiency in the amount of $27,923,071 at March 31, 2010. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 -                 Significant Accounting Policies:

(a)      Principles of Consolidation:

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions

Note 3 -                 Significant Accounting Policies (continued)

(a)      Principles of Consolidation (continued)

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

(c)      Business Segment and Geographic Information:

The Company currently operates in one dominant industry segment that it has defined as the sports recovery-  drink industry.  However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year.

(d)     Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e)      Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market.  Further, the Company’s inventories are perishable.  The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis.   As of March 31, 2010 and 2009, the reserve for inventory obsolescence was $0 and $43,102 respectively. The components of inventories as of March 31, 2010 and March 31, 2009 are below:

	March 31, 2010	March 31, 2009
Finished goods	$7,754	$105,595
Reserve for obsolescence	-	(43,102)
Raw materials	4,959	32,766
	$12,713	$95,259

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

(g)      Intangible Assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of trademarks.  These assets are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s intangible assets as of March 31, 2010 and March 31, 2009:

Note 3 -                 Significant Accounting Policies (continued)

(g)     Intangible Assets (continued)

	March 31, 2010	March 31, 2009
Trademark costs	$29,353	$530,924
Less accumulated amortization	(2,553)	(1,135)
Total Intangible Assets	$26,800	$529,789

Amortization expense amounted to $1,418 and $1,021 for the year ended March 31, 2010 and March 31, 2009, respectively. During the year ended March 31, 2009, we exchanged a convertible note payable (see note 6-f) for several trademarks.  These trademarks had a book value of $507,500; however we prepared an impairment analysis for the year ended March 31, 2010 as we estimated that the carrying amount of this asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use of these items. As such, we determined that the full value of $507,500 should be written off.    We also have additional trademarks related to our current product lines with a gross value of $29,353.  These trademarks are currently being amortized over 15 years.

(h)     Impairment of Long-Lived Assets:

Our long-lived assets consist principally of intangible assets (trademarks) and to a much lesser extent, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  See the note above (g) for further explanation.

(i)      Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification  consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

Derivative financial instruments, as defined in the FASB Accounting Standards Codification, , consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification ,

Note 3 -                 Significant Accounting Policies (continued)

(i)      Financial Instruments (continued)

these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009 and March 30, 2009 financing arrangements provide a more meaningful presentation of that financial instrument.

(j)       Revenue Recognition:

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did record slotting fees for $5,210 and $30,050 for the year ended March 31, 2010 and 2009, respectively, which are recorded as reductions to the reported revenue.  The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and are immaterial for the year ended March 31, 2010 and 2009.

(k)      Income Taxes:

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

There was no impact on our consolidated financial position, results of operations or cash flows for the year ended March 31, 2010 and 2009 and for the periods then ended, and we did not have any unrecognized tax benefits at March 31, 2010 and March 31, 2009.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  For the year ended March 31, 2010 and 2009, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $1,381 and $7,997 for the year ended March 31, 2010 and 2009, respectively.

(l)      Loss Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2010 and 2009, respectively, potential common shares arising from the our stock warrants, stock options and convertible debt based on restatement from the July 7, 2010 reverse stock split amounting to 71,643,760 shares for 2010 and 4,610,232 shares for 2009 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Note 3 -                 Significant Accounting Policies (continued)

(m)    Recent Accounting Pronouncements Affecting the Company:

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

In June 2008, the FASB issued authoritative guidance as required by the “Derivative and Hedging” ASC Topic 815-10-15-74 in Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. The objective is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock, and it applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception. This Issue also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative. We currently have warrants that embody terms and conditions that require the reset of their strike prices upon our sale of shares or equity-indexed financial instruments at amounts less than the conversion prices. These features will no longer be treated as “equity” once it becomes effective. Rather, such instruments will require classification as liabilities and measurement at fair value. Early adoption is precluded. This standard did not have a material impact on the financial statements due to the Company’s warrants previously requiring liability classification.  See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In March 2008, the FASB issued guidance under ASC 815 “Derivatives and Hedging”. The guidance is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and

Note 3 -                 Significant Accounting Policies (continued)

 (m)     Recent Accounting Pronouncements Affecting the Company (continued)

its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company has provided the required disclosures in the accompanying Notes to Consolidated Financial Statements. See Note 8 Derivative Liabilities of the consolidated financial statements for additional disclosure data.

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations.

In December 2007, the FASB issued guidance under ASC 810 “Consolidation” This guidance establishes new accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance will change the classification and reporting for minority interest and non-controlling interests of variable interest entities. The guidance requires the minority interest and non-controlling interest of variable interest entities to be carried as a component of stockholders’ equity. Accordingly we will reflect non-controlling interest in our consolidated variable interest entities as a component of stockholders’ equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, and earlier adoption is prohibited. The Company adopted this guidance beginning March 31, 2009. Since we do not currently have minority interest or Variable Interest Entities consolidated in our financial statements, adoption of this guidance has no impact on the Company’s financial statements.

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

Note 4 –                Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2010 and 2009:

	2010	2009
Equipment	$38,465	$38,465
Furniture and fixtures	12,837	12,837
Leasehold improvements	3,954	3,954
Purchased software	1,022	1,022
	56,278	56,278
Less: accumulated depreciation	(21,642)	(11,621)
Total Fixed Assets	$34,636	$44,657

Depreciation expense aggregated $10,021 and $10,139 for the year ended March 31, 2010 and 2009, respectively.

Note 5 –                Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2010 and 2009:

	2010	2009
Accrued payroll and related taxes	$2,209,114	$1,650,976
Accrued marketing program costs	580,000	580,000
Accrued professional fees	62,130	81,300
Accrued interest	435,773	201,776
Other expenses	222,843	153,505
Total Accrued Liabilities	$3,509,860	$2,667,557

Note 6 –                Convertible Notes Payable:

Convertible debt carrying values consist of the following:

	March 31,	March 31,
	2010	2009
$ 312,000 Convertible Note Financing, due June 30, 2010 (a)	$1,257,963	$312,000
$ 600,000 Convertible Note Financing, due June 30, 2010 (b)	2,444,412	657,757
$ 500,000 Convertible Note Financing, due June 30, 2010 (b)	3,225,265	548,131
$ 100,000 Convertible Note Financing, due June 30, 2010 (b)	328,015	109,626
$ 243,333 Convertible Note Financing, due June 30, 2010 (c)	292,000	243,333
$ 60,833 Convertible Note Financing, due June 30, 2010 (d)	60,833	60,833
$ 20,000 Convertible Note Financing, due June 30, 2010 (c)	20,000	20,000
$ 120,000 Convertible Note Financing, due June 30, 2010 (e)	803,999	151,300
$ 5,000 Convertible Note Financing, due June 30, 2010 (e)	33,316	6,322
$ 5,000 Convertible Note Financing, due June 30, 2010 (e)	33,499	6,322
$ 60,000 Convertible Note Financing, due June 30, 2010 (e)	401,481	75,157
$ 70,834 Convertible Note Financing, due June 30, 2010 (e)	474,586	89,310
$ 507,500 Convertible Note Financing, due June 30, 2010 (f)	3,111,581	507,500
$ 200,000 Convertible Note Financing, due June 30, 2010 (e)	1,331,904	254,136
$ 161,112 Convertible Note Financing, due June 30, 2010 (e)	1,064,011	-
$ 27,778 Convertible Note Financing, due June 30, 2010 (e)	182,738	-
$ 111,112 Convertible Note Financing, due May 13, 2010 (g)	707,736	-
$ 50,000 Convertible Note Financing, due June 30, 2010 (e)	323,968	-
$ 55,000 Convertible Note Financing, due June 30, 2010 (e)	356,364	-
$ 137,500 Convertible Note Financing, due June 30, 2010 (e)	890,912	-
$ 100,000 Convertible Note Financing, due June 30, 2010 (h)	630,426	-
Total convertible notes payable:	$17,975,009	$3,041,727

As of March 31, 2010, we did not have sufficient authorized shares to settle all our equity indexed instruments which resulted in an event of default on the notes listed above. The remedies for events of default include acceleration of principal and interest and a portion of the notes also include redemption provisions which allow the holders the options to redeem the notes for 120% of the principal balance plus interest. The investors waived the default interest provisions until June 30, 2010 so beginning July 1, 2010, default interest of 15% will begin accruing on these notes until we are able to obtain sufficient authorized shares. Notes with the redemption provision were recorded at 120% of face value.

(a)     $312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.   During the quarter ended March 31, 2010, $71,992 of principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.

Note 6 –                Convertible Notes Payable (continued)

(a)     $312,000 convertible notes payable (continued)

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 6(h)

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification .

The January 2010 modification resulted in an extinguishment loss of $72,441.

Because the Company did not have sufficient authorized and unissued shares to settle all of its share-indexed instruments, the embedded conversion feature requires liability classification under the FASB Accounting Standards Codification.. We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

Financing	Closing date	Shares indexed to note	Series A warrants	Series B warrants
$ 600,000 Face Value Convertible Note Financing	October 23, 2007	2,312,500	958,805	140,910
$ 500,000 Face Value Convertible Note Financing	February 15, 2008	3,062,500	757,304	75,758
$ 100,000 Face Value Convertible Note Financing	June 26, 2008	309,375	151,502	15,152
Total		5,684,375	1,867,611	231,820

The convertible promissory notes were initially convertible into common shares based on a fixed conversion price of $6.60, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

Note 6 –                Convertible Notes Payable (continued)

(b)     $1,200,000 convertible notes payable (continued)

The warrants and the convertible notes contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with this conversion rate on December 18, 2008.  On January 27, 2009, we entered into a modification of the agreement which reduced the maturity date from October 23, 2009 to July 1, 2009 and changed from a periodic debt payment schedule to full payment of principal and interest on July 1, 2009.  In exchange for this modification, we issued 62,500 shares of restricted stock, and we agreed to reduce the conversion price of the notes and related warrants to $1.00.  This modification resulted in a loss on extinguishment of $379,183. During the quarter ended June 30, 2009, $85,000 of principal balance on the notes and $8,723 of interest was converted into common shares of stock at a price of $1.00.  During the quarter ended December 31, 2009, $105,000 of principal balance of the notes and $4,500 of interest were converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 6(h).  Additionally, we agreed to (i) issue additional warrants to purchase 1,635,792 shares of common stock and (ii) reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $395,249.  During the quarter ended March 31, 2010, $100,500 of principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2010 and March 31, 2009 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note		Warrants

	March 31, 2010	March 31, 2009	March 31 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$.30
Conversion/exercise price	$0.16	$0.30	$0.16	$0.30-.46
Volatility (based upon Peer Group)	--	--	101.35%	86.57%
Term (years)	--	.25	5.29	3.56
Risk-free rate	--	--	2.55%	1.15%
Credit-risk adjusted yield	7.91%	16.32%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion/exercise price	$0.16	$0.30	$0.16	$0.30-.46
Volatility (based upon Peer Group)	--	--	101.35%	86.70%
Term (years)	--	.25	5.29	3.89
Risk-free rate	--	--	2.55%	1.67%
Credit-risk adjusted yield	7.91%	16.32%	--	--
Dividends	--	--	--	--

Note 6 –                Convertible Notes Payable (continued)

(b)      $1,200,000 convertible notes payable (continued)

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion/exercise price	$0.16	$1.00	$0.16	$1.00
Volatility (based upon Peer Group)	--	--	101.35%	84.90%
Term (years)	--	.25	5.29	4.24
Risk-free rate	--	--	2.55%	1.55%
Credit-risk adjusted yield	7.91%	16.32%	--	--
Dividends	--	--	--	--

(c)      $243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 6(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note (h)).  This modification resulted in an extinguishment loss of $113,768.

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of  the warrants, and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

Note 6 –                Convertible Notes Payable (continued)

(d)     $60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 6(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 6(h)).  This modification resulted in an extinguishment loss of $26,282.

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

(e)     $892,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  During the year ended March 31, 2010, $94,000 of principal balance of the notes was converted into common shares at the default conversion price range of $1.00 to $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.

Note 6 –                Convertible Notes Payable (continued)

(e)      $892,224 convertible notes payable (continued)

The following table provides the details of each of the financings:

Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$130,000	(1)	January 27, 2009	July 27, 2009	812,500	120,000
70,835	(2)	January 27, 2009	July 27, 2009	442,713	--
60,000		February 17, 2009	July 27, 2009	375,000	60,000
200,000		March 30, 2009	December 30, 2009	1,250,000	416,667
161,111		July 15, 2009	December 30, 2009	1,006,950	335,649
27,778		October 1, 2009	December 30, 2009	173,613	--
50,000		January 28, 2010	June 30, 2010	312,500	104,167
55,000		February 19, 2010	June 30, 2010	343,750	104,167
137,500		March 26, 2010	June 30, 2010	859,375	286,459
$892,224				5,576,401	1,427,109

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

We received the following proceeds from the financing transactions:

	Gross proceeds	Debt discount & finance costs	Net proceeds
$ 130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$ 60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$ 200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$ 27,778 Face Value Convertible Note Financing	27,778	--	27,778
$ 50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$ 55,000 Face Value Convertible Note Financing	55,000	--	55,000
$137,500 Face Value Convertible Note Financing (a)	137,500	13,100	124,400
Total	$811,389	$114,861	$696,528

(a) $59,400 payment was received in April, 2010

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

Note 6 –                Convertible Notes Payable (continued)

(e)     $892,224 convertible notes payable (continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2010 and March 31, 2009 for this financing are illustrated in the following tables:

$130,000 and $70,834 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion/exercise price	$0.16	$0.30	$0.16	$0.30
Volatility (based upon Peer Group)	--	--	101.35%	81.30%
Term (years)	--	0.32	5.29	4.83
Risk-free rate	--	--	2.55%	1.67%
Credit-risk adjusted yield	7.91%	16.32%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion/exercise price	$0.16	$0.30	$0.16	$0.30
Volatility (based upon Peer Group)	--	--	101.35%	81.30%
Term (years)	--	0.32	5.29	4.83
Risk-free rate	--	--	2.55%	1.67%
Credit-risk adjusted yield	7.91%	16.32%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion/exercise price	$0.16	$0.30	$0.16	$0.30
Volatility (based upon Peer Group)	--	80.29%	101.35%	80.29%
Term (years)	--	.75	5.29	5.00
Risk-free rate	--	16.32%	2.55%	1.72%
Credit-risk adjusted yield	7.91%	--	--	--
Dividends	--	--	--	--

$161,111 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	--	$1.00	--
Conversion/exercise price	$0.16	--	$0.16	--
Volatility (based upon Peer Group)	--	--	101.35%	--
Term (years)	--	--	5.29	--
Risk-free rate	--	--	2.55%	--
Credit-risk adjusted yield	7.91%	--	--	--
Dividends	--	--	--	--

Note 6 –                Convertible Notes Payable (continued)

(e)     $892,224 convertible notes payable (continued)

$27,778 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	--	$1.00	--
Conversion/exercise price	$0.16	--	$0.16	--
Volatility (based upon Peer Group)	--	--	101.35%	--
Term (years)	--	--	5.29	--
Risk-free rate	--	--	2.55%	--
Credit-risk adjusted yield	7.91%	--	--	--
Dividends	--	--	--	--

$50,000, $55,000 and $137,500 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	--	$1.00	--
Conversion/exercise price	$0.16	--	$0.16	--
Volatility (based upon Peer Group)	--	--	101.35%	--
Term (years)	--	--	5.29	--
Risk-free rate	--	--	2.55%	--
Credit-risk adjusted yield	7.91%	--	--	--
Dividends	--	--	--	--

(f)      $507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  During the year ended March 31, 2010, $15,000 of principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.

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

(g)     $111,112 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we

Note 6 –                Convertible Notes Payable (continued)

(g)     $111,112 convertible notes payable (continued)

issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.

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

(h)     $100,000 convertible notes payable

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2010 for this financing is illustrated in the following table:

Hybrid Note
Estimate fair value of the underlying common share	$1.00
Conversion/exercise price	$0.16
Volatility (based upon Peer Group)	--
Term (years)	--
Risk-free rate	--
Credit-risk adjusted yield	7.91
Dividends	--

Note 7 –                Short Term Bridge Loans

April 2, 2008 financing:

On April 2, 2008, the Company entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase (i) 10,000 shares of our common stock and (ii) additional warrants to purchase 10,000 shares of our common stock, representing an aggregate 20,000 shares.

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

Note 7 –                Short Term Bridge Loans (continued)

April 2, 2008 financing (continued)

We entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 30, 2008	1) Warrants indexed to 5,000 shares of common stock 2) Warrants indexed to 5,000 shares of common stock
September 2008	Extend maturity to December 15,2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $296,975 in accordance with the Financial Accounting Standards Codification.  The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.

As of March 31, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of this debt.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008. The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate in January 2010.

April 9, 2008 and April 14, 2008 financing:

On April 9, 2008, the Company entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrants to purchase (i) 10,000 shares of our common stock and (ii) additional warrants to purchase 10,000 shares of our common stock, representing an aggregate 20,000 shares.  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of $60,000 face value short term bridge loan notes payable, due July 15, 2008, plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000  shares of our common stock, representing an aggregate 10,000 shares.  We determined that the warrants issued in these financing arrangements meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants in accordance with the FASB Accounting Standards Codification.

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 7,500 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $12,408 in accordance with the Financial Accounting Standards Codification.

Note 7 –                Short Term Bridge Loans (continued)

April 9, 2008 and April 14, 2008 financing(continued)

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 2,500 shares of common stock
September 2008	Extend maturity to December 15, 2008	6,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 6,000 shares of common stock 2) 6,000 shares of restricted stock

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.

As of March 31, 2010, this April 14, 2008 note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note.

It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate in January 2010.

May 19, 2008 financing:

On May 19, 2008, the Company entered into a financing arrangement that provided for the issuance of $33,000 face value short term bridge loan notes payable, due June 19, 2008, plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares.

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

We entered into the following Modification and Waiver Agreements related to the May 19, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 30, 2008	1)Warrants indexed to 2,500 shares of common stock 2) Additional warrants to purchase 2,500 shares of common stock
September 2008	Extend maturity to December 15, 2008	3,300 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 3,300 shares of common stock 2) 3,300 shares of restricted stock

We recorded a loss on extinguishment of $140,550 in accordance with the FASB Accounting Standards Codification related to these modifications.

Note 7 –                Short Term Bridge Loans (continued)

May 19, 2008 financing (continued)

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for this event of default was acceleration of principal and interest so they were recorded at face value.

As of March 31, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate on January 28, 2010.

Information and significant assumptions as of March 31, 2010 and March 31, 2009 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

	June 23, 2008 Extension warrants		January 27, 2009 Extension warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion or strike price	$0.16	$1.00	$0.16	$1.00
Volatility (based upon Peer Group)	150.60%	92.50%	110.93%	81.30%
Equivalent term (years)	1.23	2.23	3.83	4.83
Risk-free rate	0.41%	0.81%	2.55%	1.67%
Dividends	--	--	--	--

August 5, 2008 financing:

On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate 10,000 shares.  The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principle payment. Remedies for an event of default are acceleration of principle and interest.  There were no incremental penalties for the event of default; however, the notes were recorded at face value.

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500 shares of our common stock and 5,500 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with the FASB Accounting Standards Codification.

As of March 31, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was

Note 7 –                Short Term Bridge Loans (continued)

August 5, 2008 financing  (continued)

reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate on January 28, 2010.

Information and significant assumptions as of March 31, 2010 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Estimate fair value of the Underlying common share	$1.00	$0.30	$1.00	$0.30
Conversion or strike price	$0.16	$1.00	$1.00	$1.00
Volatility (based upon Peer group)	150.84%	91.70%	110.93%	81.30%
Equivalent term (years)	1.35	2.35	3.83	4.83
Risk-free rate	0.41%	0.81%	2.55%	1.67%
Dividends	--	--	--	--

Note 8 –                 Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2010 and 2009:

Financing arrangements giving rise to	March 31,	March 31,
derivative financial instruments:	2010	2009
$ 600,000 Face Value Convertible Note Financing	$1,832,123	$31,565
$ 500,000 Face Value Convertible Note Financing	1,387,879	19,394
$ 100,000 Face Value Convertible Note Financing	277,644	4,121
$ 120,000 Face Value Short Term Bridge Loan Note Financing	24,820	1,088
$ 120,000 Face Value Short Term Bridge Loan Note Financing	53,600	1,088
$ 60,000 Face Value Short Term Bridge Loan Note Financing	12,460	544
$ 33,000 Face Value Short Term Bridge Loan Note Financing	10,115	452
$ 55,000 Face Value Short Term Bridge Loan Note Financing	17,897	947
$ 120,000 Face Value Convertible Note Financing	104,400	12,720
$ 60,000 Face Value Convertible Note Financing	52,200	6,360
$ 200,000 Face Value Convertible Note Financing	362,500	45,000
$ 161,111 Face Value Convertible Note Financing	292,014	-
$ 50,000 Convertible Note Financing	90,625	-
$ 55,000 Convertible Note Financing	90,625	-
$137,500 Convertible Note Financing	249,221	-
Total derivative liabilities	$4,858,123	$123,279

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the

Note 8 –                Derivative Liabilities (continued)

requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

Note 9 –                Transactions With Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000 shares of common at $1.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6b).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (See Note 10).

H. John Buckman is a board director of the company and is a debt holder of the company whereas the company issued him a note payable at the face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $1.00 with a life of three to five years, and he will be entitled to an additional 5,000 warrants with at an exercise price of $15.00 if he exercises the same number of specific Class A warrants.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares of restricted stock for being a Director and 150,000 shares of restricted stock for his services related to a November, 2009 financing (total of 162,200 shares of restricted stock).

RPBGI LLC is our lessor for our office space.  On September 12, 2009, we issued 644,677 shares of common stock for past due rent.

Note 10 –              Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value.  Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A Preferred. The holders of the Series A Preferred shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders. The Series A shall be senior to the Common Stock and any other series or class of the Company’s Preferred Stock. The Series A has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock  of the Company, an amount equal to $.001 per share,  The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payble in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per shares, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000. We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved. Redemption of these preferred shares cannot be effected because of the Company's stockholders' deficit.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per

Note 10 –              Stockholders’ Deficit (continued)

(a) Series A Preferred Stock (continued)

common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents.  The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences:    The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:  Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

(b) Common Stock Warrants

As of March 31, 2010, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted		Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,805	(a)	$0.16
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000		0.16
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250		10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304		0.16
April, 2008 Supply Agreement (a)	4/16/2008	4/15/2013	5,000		15.00
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	25,000	(c)	1.00-10.00
April, 2008 Finder’s Fees	4/14//2008	4/13/2008	3,125		10.00
May, 2008 Financing	5/19/2008	5/18/2011	5,000		10.00
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	1,875		10.00
June, 2008 Debt Extension	6/23/2008	6/22/2011	7,500		10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	(a)	0.16
July, 2008 Debt Extensions	7/14/2008	7/13/2011	7,500	(d)	1.00-10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000		10.00
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	120,000		0.16
January, 2009 Debt Extensions	1/27/2009	1/26/2014	38,800		10.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000		0.16
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	416,667		0.16
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,649		0.16
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,167		0.16
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167		0.16
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,459		0.16
Total issued Class A warrants			3,399,770

Note 10 –              Stockholders’ Deficit (continued)

(b) Common Stock Warrants (continued)

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	140,910	15.00
January, 2008 Investment Banker Agreement	6,250	15.00
February, 2008 Convertible Notes Financing	75,758	15.00
April, 2008 Financing	25,000	15.00
April, 2008 Finder’s Fees	3,125	15.00
May, 2008 Financing	5,000	15.00
May, 2008 Finder’s Fees	1,875	15.00
June, 2008 Debt Extension	7,500	15.00
June, 2008 Convertible Note Financing	15,152	15.00
July, 2008 Debt Extensions	7,500	15.00
August, 2008 Financing	5,000	15.00
March, 2010 Debt Extension	12,000	15.00

Total unissued Class B warrants	305,070

Total Warrants	3,704,840

(a) The Company entered into modification letters with certain debt holders to extend debt due dates by issuing 1,635,792 additional warrants, extended the life of the warrants  to 7/15/2015 and reduced the exercise price of the warrants from $1.00 to $0.16. (b) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $15.00. (c) The exercise price for 10,000 warrants was reduced from $10.00 to $1.00 due to a modification letter to extend the due date of certain debts. (d)  The exercise price for 5,000 warrants was reduced from $10.00 to $1.00 due to a modification letter to extend the due date of certain debts.

	Shares	Weighted Average Price
Activity for our common stock warrants is presented below:

Warrants granted and outstanding at March 31, 2009	445,833	$12.60

Warrants granted	851,604	2.80
Warrants redeemed	(70,835)	(8.00)(*)

Total warrants outstanding at March 31, 2009	1,226,602	$2.00
New warrants granted	842,440	.40
Additional warrants due to modification letters to extend debt due dates	1,635,798	.20

Total warrants outstanding at March 31, 2010	3,704,840	$1.60

No warrants were exercised for the fiscal years ended March 31, 2010 and 2009

(*) We only redeemed the 35,417 Class A warrants by issuing a January, 2009 convertible note payable for $70,834.  Once we redeemed the Class A warrants, the applicable Class B warrants are cancelled (reported as redeemed).

(c) Common Stock:
At March 31, 2010, we had issued and outstanding 4,306,437 shares of common stock of which 192,229 shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock

Note 10 –              Stockholders’ Deficit (continued)

(c) Common Stock  (continued)

have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Issued For the year ended March 31, 2010:

On April 17, 2009, we issued 34,491 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $30,000 plus accrued interest of $4,491 at a conversion price of $1.00.

On April 22, 2009, we issued 30,040 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $30,000 plus accrued interest of $40 at a conversion price of $1.00.

On April 23, 2009, we issued 5,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes for $5,000 at a conversion price of $1.00.

On April 30, 2009, we issued 10,000 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $10,000 at a conversion price of $1.00.

On May 18, 2009, we issued 10,603 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $10,000 and accrued interest of $603 at a conversion price of $1.00.

On June 26, 2009, we issued 29,192 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $25,000 and accrued interest of $4,191 at a conversion price of $1.00.

On June 29, 2009, we issued 38,306 shares of common stock pursuant to liquidated damages for certain October, 2007 convertible notes of $12,664 at a value price of $0.33.

On June 29, 2009, we issued 26,799 shares of common stock pursuant to a conversion of its October, 2007 convertible notes of $25,000 and accrued interest of $1,799 at a conversion price of $1.00.

On September 12, 2009, we issued 644,677 shares of common stock as payment for past due invoices and associated financing costs for a value of $141,829 at a value price of $0.22.

On September 12, 2009, we issued 150,000 shares of common stock for past due services which were value at $90,000 at a value price of $0.60.

On September 12, 2009, we issued 25,000 shares of common stock to reduce a loan payable to an officer of the previous parent company for a value of $25,000 at a value price of $1.00.

On November 13, 2009, we issued 150,000 shares of common stock in connection with the issuance of a convertible note as valued amount was $90,000 as a value price of $.60.

On November 13, 2009, we issued 20,000 shares of common stock as payment for past due services for a value of $12,000 at a value price of $0.60.

On November 13, 2009, we issued 500,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $80,000 at a conversion price of $0.16.

On December 4, 2009, we issued 184,375 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $15,000 and February, 2008 notes of $10,000 and accrued interest of $4,500 at a conversion

Note 10 –              Stockholders’ Deficit (continued)

(c) Common Stock  (continued)

price of $0.16.

On February 2, 2010, we issued 94,375 shares of common stock pursuant to a conversion of August, 2008 convertible notes of $15,000 and accrued interest of $100 at a conversion price of $0.16.

On February 9, 2010, we issued 250,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $40,000 at a conversion price of $0.16.

On February 20, 2010, we authorized the issuance of 125,000 shares to two professional athletes for future services to be rendered for $75,000 at a value price of $0.60.

On March 8, 2010, we issued 7,250 shares of common stock for past due services for $5,431 at a value price of $0.75.

On March 10, 2010, we issued 62,500 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $10,000 at a conversion price of $0.16.

On March 12, 2010, we issued 62,500 shares of common stock pursuant to a second conversion of January, 2008 convertible notes of $10,000 at a conversion price of $0.16.

On March 11, 2010, we issued 131,250 shares of common stock pursuant to a conversion of $21,000 in accrued interest  of October, 2007 convertible notes at a value price of $0.16.

On March 11, 2010, we issued 128,125 shares of common stock pursuant to a conversion of June, 2008 convertible notes of $20.500 at a conversion price of $0.16.

On March 15, 2010, we issued 150,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $24,000 at a conversion price of $0.16.

On March 16, 2010, we approved the authorization to issue 105,000 shares of common stock for a retainer for services to be rendered as well as past due services as well as 37,500 shares of common stock to members of the Company’s Scientific Advisory Board for future services to be rendered for $85,500 at a value price of $0.60.

On March 16, 2010, we issued 12,000 shares of common stock to a debt holder to extend the due date of the debt.

On March 16, 2010, we issued 125,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $10,000 and a conversion of February, 2008 convertible notes of $10,000 (total conversion amount of $20,000) at a conversion price of $0.16.

On March 18, 2010, we issued 137,500 shares of common stock pursuant to a conversion of $22,000 in accrued interest of February, 2008 convertible notes at a value price of $0.16.

On March 23, 2010, we issued 174,950 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $27,992 at a conversion price of $0.16.

On March 23, 2010, we issued 125,000 shares of common stock pursuant to a conversion of June, 2008 convertible notes of $20,000 at a conversion price of $0.16.

Note 10 –              Stockholders’ Deficit (continued)

(c) Common Stock  (continued)

Common Stock Issued For the year ended March 31, 2009:

On October 23, 2007, we issued 3,030 shares of our common stock for legal fees to investors’ counsel and 75,000 shares of our common stock to the investors as part of the October, 2007 $600,000 convertible notes financing.  The value of these shares aggregated $515,000 and has been recorded as deferred financing costs.

On March 31, 2008, we issued 50,000 shares of restricted common stock to certain employees as a bonus compensation for their efforts in establishing the Company and in the development of the Company’s first product, VisViva™.  These shares were valued at $6.60 each share or a total compensation expense of $330,000.  The common stock shares contain a restrictive legend and can only be sold under Rule 144 holding requirements. During December, 2008, we rescinded a transaction for the issuance of 45,000 shares of common stock to certain employees and a consultant, and these shares were returned back to the company.  Accordingly, these issuances of common stock shares were disregarded for book and income tax purposes.

On March 31, 2008, we issued 25,000 shares of our common stock to a racing entity which owns the Top Fuel NHRA Dragster that we sponsor at a value of $165,000.

On April 29, 2008, we issued 31,440 shares of our common stock at a price of $10.00 or the amount of $314,394 to certain employees (27,607 shares), board directors (2,400 shares) and consultants (1,434 shares) for past due services.  During December 2008, we rescinded a transaction for the issuance of 18,069 of these shares to certain employees.  These shares were returned back to the company, and these issuances of common stock shares were disregarded for book and income tax purposes.

 On May 16, 2008, Roy Warren, CEO and Chairman, filed a Form 4 that reflected his agreement with the previous largest shareholder of the Company to purchase 31,064 shares of common stock at roughly $9.60 per share and convert 75,000 shares of Series A convertible preferred stock which were converted into 22,500 shares of common stock roughly at $9.60 per share.  On June 30, 2008 all 75,000 shares of the issued Preferred Stock were converted into 22,500 shares of common stock (see Note 7(a) above).

On  June 30, 2008, we issued 9,750 shares of restricted common stock to the debt holders of the January, 2008 debts to extend the previous due date of May 8, 2008 to July 15, 2008.   These shares were valued at $20.40 for $198,900 which was the trading price of the stock on that date.  The common stock shares contain a restrictive legend and can only be sold under Rule 144 holding requirements.

On August 8, 2008, we issued 2,000 restricted shares of our common stock valued at $10.00 (same price used in earlier valuations for finders’ fees) or $20,000 for finder’s fees for completion of the October, 2007 Subscription Agreement financing.  In addition, we approved the issuance of 25,000 restricted shares of our common stock valued at $10.20 or $255,000 as partial payment for our NHRA Racing Sponsorship Agreement and 4,000 shares of our common stock valued at $10.00 for past due services to one of our consultants (election was made prior to our stock trading on a public exchange). We issued 3,750 shares of our common stock as payment for past due legal fees which were valued at $12.80 per share or $48,000.

On September 5, 2008, the company agreed to issue 5,500 restricted shares of our common stock valued at $10.00 to the debt holder of the August, 2008 short term bridge loan to extend the due date of the loan from September 5, 2008 to December 15, 2008.

On September 16, 2008, the company agreed to issue 33,300 restricted shares of our common stock to the debt holders of the April, 2008 short term bridge loan to extend the due dates of the loans from August 10 and 15, 2008 to December 16, 2008.

During January 2009, we issued 38,800 restricted shares of our common stock to the debt holders of the April, May and August 2008 short term notes payable to extend the due dates until April 30, 2009. Also during the same period, we issued 175,000 restricted shares of our common stock to debt holders of certain convertible notes payable.

During February 2009, we issued 27,500 restricted shares of our common stock for the consideration for consent and approval of certain debt holders for the issue of the February 2009 convertible note payable at a face value of

Note 10 –              Stockholders’ Deficit (continued)

    (c) Common Stock  (continued)

    $60,000.

                                (d) Compensation and Incentive Plan:

On October 31, 2007, management approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 50,000 shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude.  These shares were included in a Form S-8 that was filed with the Securities Exchange Commission on May 16, 2008 to register the underlying shares. We have issued 49,877 shares from this plan leaving an available 123 shares to be issued in the future.

On August 1, 2008, we issued 17,500 Non-Qualified Stock Options to Nutraceutical Discoveries at the exercise price of $13.00 per option for a licensing agreement to use certain intellectual property and “Innutria®” formulation.  These options are immediately vested and will expire in five (5) years on July 31, 2013. Due to the immediate vesting, we recognized the full cost of $163,240 in August, 2008 by using the Black-Scholes-Merton (BSM) option-pricing formula.  See table below for additional information that was used in this computation.

On March 23, 2009, our Board of Directors approved the creation of the March 2009 Stock Option, Compensation and Incentive Plan in which 1,000,000 shares of our $.001 par value common stock will be reserved for future issuance under this plan to employees, directors and other person associated with the company.  During March 30, 2009, we issued 884,569 non-qualified stock options at the exercise price of $1.00 to employees and certain consultants.  The stock options vest immediately will expire in five (5) years on March 31, 2014. No other employee stock options have been granted prior to this transaction. We recorded the full compensation cost of $159,348 for these employee stock options in March, 2009.  None of these stock options have been exercised.

On March 10, 2010, our Board of Directors approved the issuance of 50,000 stock options to our Scientific Advisory Board at an exercise price of $0.60 that will expire in five (5) years on March 11, 2015.  We recorded the full compensation cost of $41,100 for these options in March, 2010.  None of these stock options have been exercised.  In addition and on the same date, we issued 75,000 stock options as a retainer for future services from our outside legal counsel  at an exercise price of $1.00 in which the options will expire in five (5) years on March 11, 2015.  We recorded the full compensation cost of $57,450 for these options in March, 2010.  None of these options have been exercised.

As required by the FASB Accounting Standards Codification, we would normally estimate forfeitures of employee stock option and recognize the compensation cost over the requisite service period for the entire award in accordance with the provisions.   As all stock options were fully vested, no estimate of forfeitures was required, and compensation cost is fully recognized at the time of grant and full vesting.  We estimated the fair value of these stock options on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

Year Ended   3/31/09

	17,500 options	884,569 options
Expected Term (in years)	3.33	5
Risk-free rate	3.23%	1.72%
Volatility (based on peer group)	107%	78.02%
Dividends	-	-

Year Ended   3/31/10

	50,000 options	75,000 options
Expected Term (in years)	5	5
Risk-free rate	2.42%	2.42%
Volatility (based on peer group)	103%	103%
Dividends	-	-

Note 10 –              Stockholders’ Deficit (continued)

(d) Compensation and Incentive Plan (continued)

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

A summary of option activity under these stock option plans for the year ended March 31, 2009 is presented below:

Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/08	-	-		-
Granted	902,069	$1.20
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at 3/31/09	902,069	$1.20	4.35	-
Granted	125,000	.80
Exercised	-
Forfeited	-
Expired	-
Outstanding at 3/31/10	1,027,069	1.20	4.11	-

Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2010.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

 Note 11 –             Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2010 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of  March 31, 2010 and 2009 are as follows:

	2010	2009
Net Operating loss carryforwards	$3,383,475	$2,504,389
Debt discounts		160,220
Compensatory stock and warrants	597,924	279,858
Accrued expenses that are deductible in future periods	24,734	-
Depreciation method differences	719	-
	4,006,852	2,944,467
Valuation allowances	(4,006,852)	(2,944,467)
Net deferred tax assets	$-	$-

Note 11 –              Income Taxes (continued)

As of March 31, 2010 the Company has a net tax operating loss of $9,951,399 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2010 and 2009:

	2010	2009
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal benefit	.96%	2.78%
Fair value adjustment of convertible debt	58.14%	-2.68%
Non-deductible derivative loss	15.42%	52.06%
Loss on extinguishment of debt	9.03%	-
Non-deductible travel expenses	1.44%	0.83%
Benefit at the Company' effective rate	-50.99%	-18.99%
Less valuation allowance effective tax rate	0.00%	0.00%

 Note 12 –             Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $7,711 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $7,711 and excluding variable common area maintenance charges, as of March 31, 2010, are as follows:

Years ending March 31,	Amount
2011	$95,620
2012	99,444
2013	103,422
2014	17,348

$315,834

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2010 was $136,904.

Production and Supply Agreements

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

Litigation

Members of our board of directors, Mr. Warren and Mr. Edwards, and our Chief Financial Officer, Mr. Kee, served as executive officers of Bravo! Brands Inc. (“Bravo!’).  On September 21, 2007, Bravo! Brands Inc. reported that it filed a voluntary petition in the United States Bankruptcy Court for the Southern District of Florida pursuant to Chapter 7 of Title 11 of the United States Code, Cash No. 07-17840-PGH.  The filing occurred after Mr. Warren, Mr. Edwards and Mr. Kee ended their relationship with Bravo!.  The bankruptcy trustee had named

 Note 12 –             Commitments and Contingencies (continued)

Litigation (continued)
Mr. Warren and Mr. Kee as defendants in an Adversary Complaint for damages based upon certain allegations.  The proceeding does not involve Attitude and was pending in the United States Bankruptcy Court for the Southern District of Florida as part of the Chapter 7 proceedings of Bravo!.  On December 17, 2009, the United States Bankruptcy Court, Southern District of Florida, West Palm Beach Division, ordered a “Stipulation of Settlement” approved.  The Settlement included a “general release of claims by the defendants” and a “release of claims by the trustee” against the defendants.  In the Compromise, “the parties agree and acknowledge that this Agreement is the result of a compromise and shall not be construed as an admission by any Party of any liability, coverage, wrongdoing, or responsibility on its, his or her par or on the part of directors, employees, or attorneys.  Indeed, the Parties expressly deny any such liability, coverage, wrongdoing or responsibility.”  On January 27, 2010, the United States Bankruptcy Court, Southern District of Florida, Fort Lauderdale Division, issued a “Voluntary Dismissal of Adversary Proceeding with Prejudice.”

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the state of Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008.  This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. On September 3, 2009, a final judgment by default was approved by the district court in Denton County, Texas for a total sum of $22,348.  This claim has been recorded on the Company’s records.   Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balance owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750. Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock. This amount had already been recorded in our records. During May, 2010, Tuttle Motor Sports, Inc. dismissed the lawsuit without prejudice. Prior to that time, the parties went through mediation but were unable to settle. The likelihood of an unfavorable outcome cannot be evaluated as another lawsuit possibly could be filed against the Company.

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount.  No other payments have been paid.

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees. The Court approved a final judgment on January 11, 2010 in the sum of $3,650, court costs of $350 and interest fees of $959 for a total sum of $4,959.   We have already recorded a similar amount in our records.  As of April 2, 2010, we received a letter of notification from Nationwide Distribution Services, Inc. that at 12:00 noon on April 19, 2010, the products owned by us and stored at their facilities were sold at public auction.  This sale constituted satisfaction of the final judgment brought against us.

Note 13 –              Subsequent Events:

As noted in Note 7, the company is in default with most of the short-term bridge loan loans as we are negotiating with these debt holders to extend the due dates of these debts.

As already mentioned in the above paragraph in Note 12, we received notice from Nationwide Distribution Services, Inc. on April 2, 2010 that all company owned products stored at their facilities would be sold at public auction on April 19 2010 to constitute satisfaction of the final judgment brought against us on January 11, 2010.

A notice of written consent in lieu of a special meeting was sent on March 8, 2010 to the shareholders of Attitude Drinks Incorporated whereas the Board of Directors and shareholders with a majority of the Company’s voting power as of the record date (February 9, 2010) authorized the following

Note 13 –              Subsequent Events (continued)

actions:

1.  Amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from One Hundred Million (100,000,000) to One Billion (1,000,000,000) shares; and

2.  Amendment to the Company’s Certificate of Incorporation at the Board of Directors’ discretion at any time within the next twelve months to effect a reverse stock split of the Company’s common stock at a reverse split ratio of between 1 for 5 and 1 for 20, pursuant to which any whole number of outstanding shares between and including 5 and 20 would be combined into one share of common stock, which ratio will be selected by the Company’s Board of Directors.  There will be no change to the authorized shares of common stock of the Company as a result of any reverse stock split, and any fractional shares will be rounded up.

The Certificate of Amendment to the Certificate of Incorporated was approved by the state of Delaware to be filed and effective on April 5, 2010 as see Exhibit (3) (1) (ii).

On April 5, 2010, we issued 64,813 shares of common stock pursuant to a conversion of August, 2008 convertible notes of $10,000 and accrued interest payable of $370 at a conversion price of $0.16.

On April 6, 2010, we issued 125,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $20,000 at a conversion price of $0.16.

On April 9, 2010 David D. Brooks resigned as Chief Financial Officer on March 31, 2010.  Mr. Brooks had been appointed CFO on February 10. 2010.  The resignation was not the result of any disagreements with the management or its outside professions regarding accounting or financial reporting matters, rather it was a result of the rapid evolution of his firm.  As a result, Tommy E. Kee rejoined the company as CFO to be effective April 12, 2010.  He previously was the Company’s CFO.

On April 12, 2010, we issued 155,423 shares of common stock pursuant to a conversion of $24,868 in convertible notes payable.

On April 29, 2010, we issued 5,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $800 at a conversion price of $0.16.

On May 4, 2010, we issued 100,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $16,000 at a conversion price of $0.16.

On May 21, 2010  effective May 17, 2010, we dismissed our previous independent registered accounting firm, KBL, LLP.  There were no disagreements between KBL and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Effective on the same date, we engaged Meeks International, LLC as our independent registered accounting firm to audit our financial statements for the year ended March 31, 2010.

On May 25, 2010, a registration that covers the offering of an aggregated 3,750,000 shares of the Company’s common stock was approved by the Company’s Board of Directors.  As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted.

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes, increasing the aggregate face values of these notes from $359,833 to $414,833.  In addition, we issued 114,584 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

On May 14, 2010, we issued 100,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $16,000 at a conversion price of $.16.

On June 2, 2010, the Board of Directors approved the issuance of 138,889 (valued at $25,000) and 150,000 (valued at $30,000) for a total of 288,889 shares for payment of past due services.  These shares were issued from the Company’s 2010 Stock Compensation Plan which was registered on a Form S-8 registration statement filed and declared effective on May 25, 2010.

Note 13 –              Subsequent Events (continued)

On June 16, 2010, we entered into a promissory note with a consultant to pay $11,000 for professional services.

This note has an interest rate of 18% per annum and is due on or before June 30, 2010.  Such amount has not been paid as the company is currently addressing payment of that obligation.

On June 17, 2010, we entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  This note has not been paid as the company is addressing payment of this note.

As of June 30, 2010, we are in default in our convertible debts and short term bridge loans. The company is working with these debt holders to extend the due dates through March, 2011; however, there can be no assurance that we will be successful in extending these due dates.

On July 7, 2010, we announced a one-for-twenty reverse stock split. Effective as of open of trading on July 7, 2010, the Company amended its Certificate of Incorporation to effect a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, par value $.001.  As reported on the Company’s Definitive Schedule 14C filed with the Securities and Exchange Commission on March 8, 2010, stockholders of the Company holding a majority of its voting power approved a proposal authorizing the Board of Directors, in their sole discretion, to effect a reverse split. Further, any outstanding options, warrants and rights as of the effective date that are subject to adjustment will be adjusted accordingly. These adjustments may include adjustments to the number of shares of common stock that may be obtained upon exercise or conversion of the securities and the applicable exercise or purchase price as well as other adjustments. Pursuant to the terms and conditions of the Company’s outstanding Series A Convertible Preferred Stock, the conversion rate and the voting rights of the Series A will not adjust as a result of the reverse stock split.  Further the authorized but unissued Series A will not adjust as a result of the reverse stock split.  In addition, there will be no change to the authorized shares of common stock of the Company as a result of the reverse stock split and any fractional shares will be rounded up, so that no shareholder shall have less than 1 share after the effectiveness of the reverse split. As such, the authorized shares for both the Series A Preferred and common stock were not changed as they remain 20,000,000 and 1,000,000,000 shares, respectively.

On July 14, 2010 the Company entered into a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 with an interest rate of 10%.  The due date will be July 14, 2012. One Class A Warrant will be issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price.  The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant shall be equal to the closing bid price of the Company’s Common Stock on the day preceding the closing date. These Class A Warrants shall be exercisable until five years after the issue date of the Warrants. Expected legal fees to be paid from the gross proceeds are approximately $35,000.