Form 10-Q
period 2010-06-30
Attitude Drinks Inc.
filed 2010-08-16
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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
                                                                                                                               Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 14,081,591 shares issued and outstanding as of August 16, 2010.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

PAGE #(S)

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – June 30, 2010 (unaudited) and March 31, 2010	3
	Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Three Months Ended June 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 2.	Unregistered Sales of Equity and Use of Proceeds	53

Item 3.	Defaults upon Senior Securities	53

Item 4.	Submission of Matters to a Vote of Security Holders	53

Item 5.	Other Information/Subsequent Events	53

Item 6.	Exhibits	54

SIGNATURES	55

EXHIBITS DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
- ASSETS -	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$11,507	$38,611
Accounts receivable	10,800	10,973
Inventories	4,458	12,713
Prepaid expenses	100,881	88,911
TOTAL CURRENT ASSETS	127,646	151,208

FIXED ASSETS, NET	32,711	34,636
OTHER ASSETS:
Trademarks, net	26,546	26,800
Deposits and other	24,389	24,389

TOTAL OTHER ASSETS	50,935	51,189

TOTAL ASSETS	$211,292	$237,033

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,314,887	$1,287,824
Accrued liabilities	3,616,506	3,509,860
Derivative liabilities	106,466	4,858,123
Short-term bridge loans payable	388,000	388,000
Convertible notes payable	4,106,191	17,975,009
Non convertible note payable	50,500	34,000
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	9,604,013	28,074,279

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 9,000,000 shares issued and outstanding at June 30, 2010 and March 31, 2010	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized, 5,157,561 and 4,306,437 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	5,158	4,306
Additional paid-in capital	6,286,161	5,959,687
Stock subscription receivable	-	(59,400)
Deficit accumulated during the development stage	(15,693,040)	(33,750,839)

TOTAL STOCKHOLDERS' (DEFICIT)	(9,392,721)	(27,837,246)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$211,292	$237,033

See accompanying notes to condensed consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Development Stage Period From Inception (June 18, 2007) to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Net revenues	$1,927	$(4,959)	$33,151
Product and shipping costs	(1,055)	(85)	(176,712)
GROSS PROFIT	872	(5,044)	(143,561)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	135,991	335,260	3,555,374
Marketing and promotion	17,644	101,777	2,060,705
Consulting fees	—	—	464,409
Professional and legal fees	63,486	52,266	709,240
Travel and entertainment	4,697	10,603	218,179
Product development costs	—	7,500	117,500
Stock compensation expense	—	—	1,758,600
Other operating expenses	65,181	72,406	943,584
	286,999	579,812	9,827,591

LOSS FROM OPERATIONS	(286,127)	(584,856)	(9,971,152)

OTHER INCOME (EXPENSE):
Derivative income (expense)	4,698,958	(250,887)	1,020,927
Loss on extinguishment of debt	(1,034)	—	(3,417,877)
Loss of sale of assets	—	—	(8,338)
Impairment loss	—	—	(507,500)
Interest income (expense) and other	13,646,002	(524,286)	(2,809,100)
Income (expense)	18,343,926	(775,173)	(5,721,888)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	18,057,799	(1,360,029)	(15,693,040)

Provision for income taxes	—	—	—

NET INCOME (LOSS)	$18,057,799	$(1,360,029)	$(15,693,040)

Basic income/(loss) per common share	$3.75	$(1.72)

Diluted income/(loss) per common share	$1.02	$(1.72)

Weighted average common shares outstanding – basic	4,819,435	790,306

Weighted average common shares outstanding – diluted	17,659,864	790,306

See accompanying notes to condensed consolidated financial statements.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Development Stage Period From Inception (June 18, 2007) to June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$18,057,799	$(1,360,029)	$(15,693,040)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,939	2,814	34,011
Amortization of deferred financing costs	—	93,352	886,060
Compensatory stock and warrants	—	—	3,696,449
Derivative expense/(income)	(4,698,958)	250,887	(1,020,927)
Fair value adjustment of convertible note	(13,667,558)	354,298	532,231
Impairment loss	—	—	507,500
Stock subscription receivable	59,400	—	—
Loss on debt extinguishment	1,034	—	3,417,877
Amortization of debt discount	—	—	547,359
Loss on disposal of fixed assets	—	—	3,914
Loss on sale of marketable securities	—	—	8,338
Changes in operating assets and liabilities:
Accounts receivable	173	64	(10,800)
Prepaid expenses and other assets	18,030	42,010	(171,270)
Inventories	8,255	114	(4,458)
Accounts payable and accrued liabilities	126,043	451,125	4,684,845
Net cash used in operating activities	(92,843)	(165,365)	(2,581,911)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(597)	—	(29,897)
Proceeds from sale of marketable securities	—	—	67,663
Trademarks	(164)	(713)	(67,286)
Net cash used in investing activities	(761)	(713)	(29,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	55,000	—	1,685,000
Proceeds from short-term bridge loans payable	25,000	—	1,580,000
Costs associated with financing	(5,000)	—	(376,062)
Default redemption	—	48,667	—
Repayment of notes	(8,500)	—	(268,500)
Capital contribution – common stock	—	—	2,500
Net cash provided by financing activities	66,500	48,667	2,622,938

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(27,104)	(117,411)	11,507
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,611	119,637	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,507	$2,226	$11,507

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

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

The Company is a development stage enterprise as defined by FASB Accounting Standards Codification.  All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities.  All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development.  The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in three fast growing segments: sports recovery, functional dairy and milk/juice blends. Our company’s common stock shares (OTCBB:ATTD) began trading in June, 2008.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change had occurred before we released our June 30, 2010 financial statements, we restated all applicable financial data throughout this report for the three months ended June 30, 2010 and 2009 as well as any financial data for the year ended March 31, 2010.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2010 and 2009 and the results of its operations and cash flows for the three month periods ended June 30, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

March 31, 2010, which is incorporated herein by reference.  Specific reference is made to that report for a description of the

Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three month period ended June 30, 2010, a working capital deficit of $9,476,367 as of June 30, 2010 and has incurred losses to date resulting in an accumulated deficit of $15,693,040, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	June 30, 2010 (unaudited)	March 31, 2010
Finished goods	$4,458	$7,754
Raw materials	-	4,959
Total inventories	$4,458	$12,713

(d)           Prepaid expenses:

Prepaid expenses of $100,881 consist mainly for retainers for legal fees that were paid with shares of the Company’s common stock.  These retainers will be reduced through the incurrence of future legal expenses.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks,

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(e)           Trademarks (continued)

when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the three months ended June 30, 2010 was $418.

(f)           Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments and convertible debt  that we have concluded that some of these items are more akin to debt than equity.  We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

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

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that diluted income/(loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2010, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 12,840,429  shares were included in the computation of diluted income per share.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010
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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 2.     Accrued Liabilities:

Accrued liabilities consist of the following:
	June 30, 2010 (unaudited)	March 31, 2010
Accrued payroll and related taxes	$2,254,014	$2,209,114
Accrued marketing program costs	580,000	580,000
Accrued professional fees	55,000	62,130
Accrued interest	489,994	435,773
Accrued consulting fees	151,506	140,852
Other payables	85,992	81,991
Total	$3,616,506	$3,509,860

Note 3.     Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	June 30, 2010 (unaudited)	March 31, 2010
April 2, 2008	$120,000	120,000
April 9, 2008	120,000	120,000
April 14, 2008	60,000	60,000
May 19, 2008	33,000	33,000
August 5, 2008	55,000	55,000

Total	388,000	388,000

April 2, 2008 financing:

On April 2, 2008, the Company entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due June 30, 2008, plus warrants to purchase (i) 10,000 shares of our common stock and (ii) additional warrants to purchase 10,000 shares of our common stock, representing an aggregate 20,000 shares. We determined that the warrants issued in this financing arrangement met the conditions for equity classification. The Company accounts for debt issued with stock purchase warrants in accordance with the FASB Accounting Standards Codification. The proceeds of the debt were allocated between the debt and the detachable warrants based on the relative fair values of the debt security and the warrants. We allocated a value of $98,864 to the warrants, which was accreted through the original maturity date using the effective interest method.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 3.    Short-term Bridge Loans (continued):

April 2, 2008 financing (continued)

The modifications resulted in a loss on extinguishment of $296,975 in accordance with the Financial Accounting Standards Codification.  The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.  As of June 30, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of this debt.

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 7,500 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 30, 2010	1) Warrants indexed to 24,000 shares of common stock 2) 12,000 shares of restricted stock

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010
Note 3.     Short-term Bridge Loans (continued):

April 9, 2008 and April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of $13,442 in accordance with the Financial Accounting Standards Codification.

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

As of June 30, 2010, this April 14, 2008 note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate in January 2010.

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

We entered into the following Modification and Waiver Agreements related to the May 19, 2008 financing:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 3.    Short-term Bridge Loans (continued):

May 19, 2008 financing (continued):

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

As of June 30, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate on January 28, 2010.

Information and significant assumptions as of June 30, 2010 and March 31, 2010 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

	June 23, 2008 Extension Warrants		January 27, 2009 Extension warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$0.052
Conversion or strike price	$1.00	$1.00	$1.00	$1.00
Volatility (based upon Peer Group)	128.57%	150.60%	139.73%	110.93%
Equivalent term (years)	.98	1.23	1.04	3.83
Risk-free rate	0.32%	0.41%	0.32%	2.55%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 3.    Short-term Bridge Loans (continued):

May 19, 2008 financing (continued):

June 30, 2010 Extension Warrants

Estimate fair value of the underlying common share	$0.052
Conversion or strike price	$0.16
Volatility (based upon Peer Group)	118.24%
Equivalent term (years)	3.00
Risk-free rate	1.00%
Dividends	--

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

As of June 30, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010
Note 3.     Short-term Bridge Loans (continued):

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

Information and significant assumptions as of June 30, 2010 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009 Extension warrants		January 27, 2009 Extension warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the Underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion or strike price	$1.00	$1.00	$1.00	$1.00
Volatility (based upon Peer group)	144.18%	150.84%	111.21%	110.93%
Equivalent term (years)	1.10	1.35	3.58	3.83
Risk-free rate	0.32%	0.41%	1.00%	2.55%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.      Convertible Notes Payable:

Convertible debt carrying values consist of the following:
	June 30,	March 31,
	2010	2010
$ 312,000 Convertible Note Financing, due June 30, 2010 (a)	$247,951	$1,257,963
$ 600,000 Convertible Note Financing, due June 30, 2010 (b)	569,715	2,444,412
$ 500,000 Convertible Note Financing, due June 30, 2010 (b)	684,975	3,225,265
$ 100,000 Convertible Note Financing, due June 30, 2010 (b)	74,097	328,015
$ 243,333 Convertible Note Financing, due June 30, 2010 (c)	292,000	292,000
$ 60,833 Convertible Note Financing, due June 30, 2010 (d)	60,833	60,833
$ 20,000 Convertible Note Financing, due June 30, 2010 (c)	20,000	20,000
$ 120,000 Convertible Note Financing, due June 30, 2010 (e)	182,767	803,999
$ 5,000 Convertible Note Financing, due June 30, 2010 (e)	7,733	33,316
$ 5,000 Convertible Note Financing, due June 30, 2010 (e)	7,615	33,499
$ 60,000 Convertible Note Financing, due June 30, 2010 (e)	90,865	401,481
$ 70,835 Convertible Note Financing, due June 30, 2010 (e)	107,885	474,586
$ 507,500 Convertible Note Financing, due June 15, 2010 (f)	553,191	3,111,581
$ 200,000 Convertible Note Financing, due June 30, 2010 (e)	295,177	1,331,904
$ 161,111 Convertible Note Financing, due June 30, 2010 (e)	231,620	1,064,011
$ 27,778 Convertible Note Financing, due June 30, 2010 (e)	38,747	182,738
$ 111,112 Convertible Note Financing, due June 30 2010 (g)	134,312	707,736
$ 50,000 Convertible Note Financing, due June 30, 2010 (e)	66,682	323,968
$ 55,000 Convertible Note Financing, due June 30, 2010 (e)	72,952	356,364
$ 137,500 Convertible Note Financing, due June 30, 2010 (e)	180,798	890,912
$ 55,000 Convertible Note Financing, due June 30, 2010 (e)	72,319	-
$ 100,000 Convertible Note Financing, due June 30, 2010 (h)	113,957	630,426
Total convertible notes payable:	$4,106,191	$17,975,009

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.   During the quarter ended June 30, 2010, $16,800 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  A total of $121,992 of the principal balance has been converted into common shares prior to the start of the current fiscal year.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(a)	$312,000 convertible notes payable (continued)

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4(h)

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

The January 2010 modification resulted in an extinguishment loss of $72,441. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

Financing	Closing date	Shares indexed to note	Series A warrants	Series B warrants
$ 600,000 Face Value Convertible Note Financing	October 23, 2007	7,708,333	958,805	140,910
$ 500,000 Face Value Convertible Note Financing	February 15, 2008	9,458,333	757,304	75,758
$ 100,000 Face Value Convertible Note Financing	June 26, 2008	1,031,250	151,502	15,152
Total		18,197,916	1,867,611	231,820

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(b)	$1,200,000 convertible notes payable (continued)

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

The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value. We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities.

The warrants and the convertible notes contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with this conversion rate on December 18, 2008.  On January 27, 2009, we entered into a modification of the agreement which reduced the maturity date from October 23, 2009 to July 1, 2009 and changed from a periodic debt payment schedule to full payment of principal and interest on July 1, 2009.  In exchange for this modification, we issued 62,500 shares of restricted stock, and we agreed to reduce the conversion price of the notes and related warrants to $1.00.  This modification resulted in a loss on extinguishment of $379,183. During the quarter ended June 30, 2009, $85,000 of principal balance on the notes and $8,723 of interest was converted into common shares of stock at a price of $1.00.  During the quarter ended December 31, 2009, $105,000 of principal balance of the notes and $4,500 of interest were converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 See Note 4(h).  Additionally, we agreed to (i) issue additional warrants to purchase 1,635,792 shares of common stock and (ii) reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $395,249.  During the quarter ended March 31, 2010, $100,500 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015. During the quarter ended June 30, 2010, $36,000 of the principal balance of the notes was converted into common shares at the default conversion price of $0.16 calculated pursuant to the notes default provisions. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(b)	$1,200,000 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing (Initial Closing):	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing (Second Closing):	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

$100,000 Convertible Promissory Note Financing (Third Closing):	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$1.00	$1.00
Conversion/exercise price	$0.16	$.16	$0.16	$.16
Volatility (based upon Peer Group)	--	--	101.35%	101.35%
Term (years)	--	--	5.29	5.29
Risk-free rate	--	--	2.55%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds of $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note (h)).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(c)	$243,333 convertible notes payable (continued0

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

(d)	$60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 4(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

The following table provides the details of each of the financings:
Face Value		Closing date	Maturity date	Shares indexed to note	Shares indexed to warrants
$30,000	(1)	January 27, 2009	June 30, 2010	2,708,333	120,000
70,835	(2)	January 27, 2009	June 30, 2010	1,475,708	--
60,000		February 17, 2009	June 30, 2010	1,250,000	60,000
200,000		March 30, 2009	June 30, 2010	4,166,667	416,667
161,111		July 15, 2009	June 30, 2010	3,356,500	335,649
27,778		October 1, 2009	June 30, 2010	578,708	--
50,000		January 28, 2010	June 30, 2010	1,041,667	104,167
55,000		February 19, 2010	June 30, 2010	1,145,833	104,167
137,500		March 26, 2010	June 30, 2010	2,864,583	286,459
55,000		May 13, 2010	June 30, 2010	1,145,833	114,584
$947,224				19,733,832	1,541,693

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable (continued)

We received the following proceeds from the financing transactions:
	Gross proceeds	Debt discount & finance costs	Net proceeds
$ 130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$ 60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$ 200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$ 27,778 Face Value Convertible Note Financing	27,778	--	27,778
$ 50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$ 55,000 Face Value Convertible Note Financing	55,000	--	55,000
$137,500 Face Value Convertible Note Financing	137,500	13,100	124,400
$ 55,000 Face Value Convertible Note Financing	55,000	5,000	50,000
Total	$866,389	$119,861	$746,528

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

$130,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	7.91%	--	--
Dividends	--	--	--	--

$27,778 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	--	$.052	$1.00
Conversion/exercise price	$0.16	--	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	--	--	--
Dividends	--	--	--	--

$50,000, $55,000, $137,500 and $55,000 Convertible Promissory Note Financing:	Hybrid Note		Warrants
	June 30, 2010	March 31, 2010	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	--	$.052	$1.00
Conversion/exercise price	$0.16	--	$0.16	$0.16
Volatility (based upon Peer Group)	--	--	101.58%	101.35%
Term (years)	--	--	5.04	5.29
Risk-free rate	--	--	1.79%	2.55%
Credit-risk adjusted yield	8.07%	--	--	--
Dividends	--	--	--	--

(f)	$507,500 convertible notes payable

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(f)	$507,500 convertible notes payable (continued)

80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.    In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  During the year ended March 31, 2010, $15,000 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions. For the quarter ended June 30, 2010, $34,868 of the principal balance was converted into common shares at the conversion price of $.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common /stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 4.  Convertible Notes Payable (continued)

(h)	$100,000 convertible notes payable (continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2010  and March  31, 2010 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing:	Hybrid Note
	June 30, 2010	March 31, 2010
Estimate fair value of the underlying common share	$0.052	$1.00
Conversion/exercise price	$0.16	$0.16
Volatility (based upon Peer Group)	--	--
Term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	N/A	7.91
Dividends	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 5.  Non-convertible Notes payable:

For the three months ended June 30, 2010, we paid $8,500 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining due amount of $25,500 is required to be settled through monthly payments of $4,250 through December, 2010.

On June 17, 2010, we entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  This note has not been paid as the company is addressing payment of this note.

Note 6.    Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of June 30, 2010 and March 31, 2010:

Financing arrangements giving rise to	June 30,	March 31,
derivative financial instruments:	2010	2010
$ 600,000 Face Value Convertible Note Financing	$36,840	$1,832,123
$ 500,000 Face Value Convertible Note Financing	27,908	1,387,879
$ 100,000 Face Value Convertible Note Financing	5,583	277,644
$ 120,000 Face Value Short Term Bridge Loan Note Financing	264	24,820
$ 120,000 Face Value Short Term Bridge Loan Note Financing	1,452	53,600
$ 60,000 Face Value Short Term Bridge Loan Note Financing	145	12,460
$ 33,000 Face Value Short Term Bridge Loan Note Financing	82	10,115
$ 55,000 Face Value Short Term Bridge Loan Note Financing	119	17,897
$ 120,000 Face Value Convertible Note Financing	2,652	104,400
$ 60,000 Face Value Convertible Note Financing	1,326	52,200
$ 200,000 Face Value Convertible Note Financing	9,208	362,500
$ 161,111 Face Value Convertible Note Financing	7,418	292,014
$ 50,000 Face Value Convertible Note Financing	2,302	90,625
$ 55,000 Face Value Convertible Note Financing	2,302	90,625
$137,500 Face Value Convertible Note Financing	6,331	249,221
$ 55,000 Face Value Convertible Note Financing	2,534	-

Total derivative liabilities	$106,466	$4,858,123

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through June 30, 2010:

Total day-one derivative losses	(a )	$(6,541,644)
Total income arising from fair value adjustments	(b )	7,562,571
Derivative income (expense) inception (June 18, 2007) to June 30, 2010	(a)+ (b )	$1,020,927

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 6.    Derivative Liabilities (continued):

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended June 30, 2010 and 2009.

Our financing arrangements giving rise to	Three Months Ended	Three Months Ended
derivative financial instruments and the income effects:	June 30, 2010	June 30, 2009
Derivative income (expense):
$ 600,000 Original Face Value Convertible Note Financing	$1,795,283	$(69,891)
$ 500,000 Original Face Value Convertible Note Financing	1,359,971	(37,273)
$ 100,000 Original Face Value Convertible Note Financing	272,061	(7,818)
$ 120,000 Original Face Value Short Term Bridge Loan Financing	24,556	(3,144)
$ 120,000 Original Face Value Short Term Bridge Loan Financing	52,558	(3,184)
$ 60,000 Original Face Value Short Term Bridge Loan Financing	12,315	(1,592)
$ 33,000 Original Face Value Short Term Bridge Loan Financing	10,033	(1,162)
$ 55,000 Original Face Value Short Term Bridge Loan Financing	17,778	(2,716)
$ 243,333 Original Face Value Convertible Note Financing	-	-
$ 60,833 Original Face Value Convertible Note Financing	-	-
$ 120,000 Original Face Value Convertible Note Financing	101,748	(24,960)
$ 60,000 Original Face Value Convertible Note Financing	50,874	(12,480)
$ 200,000 Original Face Value Convertible Note Financing	353,292	(86,667)
$ 161,111 Original Face Value Convertible Note Financing	284,596	-
$ 50,000 Original Face Value Convertible Note Financing	88,323	-
$ 55,000 Original Face Value Convertible Note Financing	88,323	-
$ 137,500 Original Face Value Convertible Note Financing	242,888	-
$ 55,000 Original Face Value Convertible Note Financing (day one loss)	(55,641)	-
Total derivative income (expense) arising from fair value adjustments	$4,698,958	$(250,887)

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Original Face Value Convertible Note Financing	$1,860,860	$(168,152)
$ 500,000 Original Face Value Convertible Note Financing	2,413,777	(139,404)
$ 100,000 Original Face Value Convertible Note Financing	252,067	(25,511)
$ 312,000 Original Face Value Convertible Note Financing	960,457	(128)
$ 120,000 Original Face Value Convertible Note Financing	621,232	(3,547)
$ 5,000 Original Face Value Convertible Note Financing	25,583	(130)
$ 5,000 Original Face Value Convertible Note Financing	25,884	(130)
$ 60,000 Original Face Value Convertible Note Financing	310,616	(1,749)
$ 70,834 Original Face Value Convertible Note Financing	366,701	(949)
$ 27,778 Original Face Value Convertible Note Financing	143,991	-
$ 200,000 Original Face Value Convertible Note Financing	1,036,727	(14,598)
$ 111,112 Original Face Value Convertible Note Financing	573,424	-
$ 161,111 Original Face Value Convertible Note Financing	832,391	-
$ 507,500 Original Face Value Convertible Note Financing	2,445,777	-
$ 50,000 Original Face Value Convertible Note Financing	257,286	-

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 6.   Derivative Liabilities (continued):

$ 55,000 Original Face Value Convertible Note Financing	283,412	-
$ 137,500 Original Face Value Convertible Note Financing	710,114	-
$ 100,000 Original Face Value Convertible Note Financing	516,470	-
$ 55,000 Original Face Value Convertible Note Financing	35,790	-
Total interest income (expense) arising from fair value adjustments	13,672,559	(354,298)
Other interest expense	(26,557)	(169,988)
Interest income (expense) and other financing costs	$13,646,002	$524,286

Our derivative liabilities as of June 30, 2010, and our derivative income and expense during the quarter ended June 30, 2010 and from inception through June 30, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, the $137,500 face value convertible note and warrant financing dated March 26, 2010 and the $55,000 face value convertible note and warrant financing dated May 13, 2010, we had a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss on the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss.

In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of June 30, 2010, our management concluded that registration payments are not probable.

Note 7.     Loans Payable – Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $47,963  in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000 shares of common stock at $1.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.  These advances are non-interest bearing and payable upon demand.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 8.    Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value.  Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A Preferred. The holders of the Series A Preferred shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders. The Series A shall be senior to the Common Stock and any other series or class of the Company’s Preferred Stock.  The Series A has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock  of the Company, an amount equal to $.001 per share,  The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per shares, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000.  We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved.  Redemption of these preferred shares cannot be effected because of the Company’s stockholders’ deficit.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren the Company's President and CEO.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents.  The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences:    The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:  Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 8.    Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of June 30, 2010, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant date	Expiration date	Warrants/ Options Granted	Exercise Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.16
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.16
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.16
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
April, 2008 Financing	4/2-9-14/08	4/1-8-13/2011	25,000	1.00-10.00
April, 2008 Finder’s Fees	4/14//2008	4/13/2008	3,125	10.00
May, 2008 Financing	5/19/2008	5/18/2011	5,000	10.00
May, 2008 Finder’s Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Debt Extension	6/23/2008	6/22/2011	7,500	10.00
June,2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.16
July, 2008 Debt Extensions	7/14/2008	7/13/2011	7,500	1.00-10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	1/26/2014	120,000	0.16
January, 2009 Debt Extensions	1/27/2009	1/26/2014	38,800	10.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.16
March, 2009 Convertible Note Financing	3/30/2009	3/29/2014	416,666	0.16
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.16
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.16
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.16
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.16
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.16
June, 2010 Debt Extension	6/30/2010	6/29/2013	24,000	0.16
Total issued Class A warrants			3,538,350

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 8.   Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	140,910	15.00
January, 2008 Investment Banker Agreement	6,250	15.00
February, 2008 Convertible Notes Financing	75,756	15.00
April, 2008 Financing	25,000	15.00
April, 2008 Finder’s Fees	3,125	15.00
May, 2008 Financing	5,000	15.00
May, 2008 Finder’s Fees	1,875	15.00
June, 2008 Debt Extension	7,500	15.00
June, 2008 Convertible Note Financing	15,152	15.00
July, 2008 Debt Extensions	7,500	15.00
August, 2008 Financing	5,000	15.00

Total unissued Class B warrants	293,068

Total Warrants	3,831,418

No warrants were exercised for the three months ended June 30, 2010.

(c) Common Stock Issued During the Three Months Ended June 30, 2010:

At June 30, 2010, we had issued and outstanding 5,157,561 shares of common stock of which 191,479 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 8.     Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2010 (continued):

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

On June 30, 2010, we issued 12,000 shares of common stock for the extension of the due date for certain April, 2008 short term notes payable to December 31, 2010.

 (d) Warrants Issued During the Three Months Ended June 30, 2010:

 On May 13, 2010, we issued 114,583 warrants with an exercise price of $0.16 to be exercisable up to July 15, 2015.  These shares were issued for the May, 2010 financing for an allonge to the March, 2009 Secured Notes. In addition, we issued 12,000 warrants at an exercise price of $0.16 to be exercisable up to June 29, 2013 to extend the due date on the April 9, 2008 short term bridge loan to December 31, 2010.

               (e) Options Issued During the Three Months Ended June 30, 2010:

None

Note 9     Fair Value Measurements:

The FASB Accounting Standards Codification clarifies the definition of fair value, prescribes methods for measuring fair value and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 9       Fair Value Measurements (Continued):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$106,466	$-	$-	$106,466

Total Liabilities	$106,466	$-	$-	$106,466

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2010	$4,858,123
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,698,958)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(52,699)
Transfer in and/or out of Level 3	-
Ending Balance, June 30, 2010	$106,466

Note 10. Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $7,711 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $7,711 and excluding variable common area maintenance charges, as of June 30, 2010, are as follows:

Years ending March 31,	Amount
2011	$95,620
2012	99,444
2013	103,422
2014	17,348

$315,834

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 10    Commitments and Contingencies (continued):

Lease of office (continued)

Rental expense, which also includes maintenance and parking fees, for the three months ended March 31, 2010 was $32,712.

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

Note 11.      Subsequent Events:

After June 30, 2010, the Company is in default with most of the convertible notes and some of short-term bridge loans; however, on July 15, 2010, we entered into a subscription agreement for a convertible debt financing in the principal amount of $900,000 in which the due date of the Company’s existing convertible debt was extended until March 31, 2011. We are negotiating with the applicable debt holders of the short term bridge loans to extend the due dates of these debts. One due date of the short term bridge loans is extended until December 31, 2010.

On July 7, 2010, we announced a one-for-twenty reverse stock split. Effective as of open of trading on July 7, 2010, the Company amended its Certificate of Incorporation to effect a one-for-twenty reverse stock split of its issued and outstanding shares of common stock, par value $.001.  As reported on the Company’s Definitive Schedule 14C filed with the Securities and Exchange Commission on March 8, 2010 in which the Certificate of Amendment to the Certificate of Incorporation was approved by the state of Delaware to be filed and effective on April 5, 2010, stockholders of the Company holding a majority of its voting power approved a proposal authorizing the Board of Directors, in their sole discretion, to effect a reverse split. Further, any outstanding options, warrants and rights as of the effective date that are subject to adjustment will be adjusted accordingly. These adjustments may include adjustments to the number of shares of common stock that may be obtained upon exercise or conversion of the securities and the applicable exercise or purchase price as well as other adjustments. Pursuant to the terms and conditions of the Company’s outstanding Series A Convertible Preferred Stock, the conversion rate and the voting rights of the Series A will not adjust as a result of the reverse stock split.  Further the authorized but unissued Series A will not adjust as a result of the reverse stock split.  In addition, there will be no change to the authorized shares of common stock of the Company as a result of the reverse stock split and any fractional shares will be rounded up, so that no shareholder shall have less than 1 share after the effectiveness of the reverse split. As such, the authorized shares for both the Series A Preferred and common stock were not changed as they remain 20,000,000 and 1,000,000,000 shares, respectively.

On July 15, 2010, the Company entered into a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 with an interest rate of 10%.  The due date is July 15, 2012.  The conversion price of the convertible notes  shall be equal to seventy-five (75%) of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a Conversion Date, but in no event greater than $0.08. One Class A Warrant will be issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. As such, a total of 59,999,999 warrants shall be exercisable until five years after the issue date at an exercise price of

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 11.      Subsequent Events (continued):

$0.035. In addition, another 6,000,000 warrants with the same exercise price and term were issued to the placement agent for a total of 65,999,999 warrants. Legal fees to be paid from the gross proceeds are approximately $35,000.

On July 21, 2010, the Company issued 8,333,333 shares of common stock to Roy Warren, CEO, for the conversion of $125,000 of his past due unpaid wages at an exercise price of $0.015.

On July 23, 2010, the Company appointed Maximum Marketing as a sales brokerage company to cover the Midwest, Northeast and Southeast United States territories with their initial focus to be on Phase III 'Recovery'®

On July 28, 2010, the Company issued 40,000 shares of common stock pursuant to a conversion of previously issued convertible notes in the amount of $880 at a conversion price of $0.022.

On July 30, 2010, Roy Warren, CEO, purchased 25,000 shares on the open market at a purchase price of $.07.

On August 5, 2010, the Company issued 500,000 shares of common stock pursuant to a conversion of previously issued convertible notes in the amount of $20,000 at a conversion price of $.04.

On August 10, 2010, the Company issued 25,550 shares of common stock pursuant to a conversion of previously issued convertible notes in the amount of $956 at a conversion price of $.0375.

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

OVERVIEW

Our efforts and resources were focused in our first full year operations primarily to develop our first energy drink which is called VisViva™ in which sales began in late March 2008.  We have since tabled that product with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2010.  We are a development stage company with negligible product sales to date.   Our major sources of working capital have been from the October 23, 2007 financing and other short-term bridge loans.

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

OVERVIEW (continued)

(purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola), and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

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

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  The functional milk drinks are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  Clearly singles will command higher margin than multi-packs.

We intend to focus on the fifteen largest markets for beverages in the United States and will pre-sell in four sales channels:  grocery, convenience, drug and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen prime markets.  Certain national accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  To accommodate this business, we will employ national beverage brokers and work with the “tobacco and candy” and food service warehouse distributors for this business.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  The functional milk drinks are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  We expect that the average gross margin for our products will be 55%-60% depending upon the consumer response and sales channel mix.

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the year ended June 30, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change has occurred before the release of our June 30, 2010 financial statements, we have restated all applicable financial information for both the three months ended June 30, 2010 and 2009.   In addition, we have provided key financial data before and after the stock split in the following table:

ITEM 2. –    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF   OPERATIONS (CONTINUED)

                     Increase In Authorized Shares and Reverse Stock Split (continued)

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-20 REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE THREE MONTHS
ENDED JUNE 30, 2010 AND JUNE 30,  2009

	Before Stock Split	Post Stock Split

For the three months ended June 30, 2010

Shares issued and outstanding	103,151,219	5,157,561

Basic income per common share	$0.19	$3.75

Diluted income per common share	$0.05	$1.02

Weighted average common shares outstanding - basic	96,388,700	4,819,435

Weighted average common shares outstanding - diluted	96,388,700	17,659,864

For the three months ended June 30 2009

Shares issued and outstanding	18,088,710	904,436

Basic loss per common share	$(0.09)	$(1.72)

Diluted loss per common share	$(0.09)	$(1.72)

Weighted average common shares outstanding - basic	15,806,124	790,306

Weighted average common shares outstanding - diluted	15,806,124	790,306

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

Financial Instrument Valuation

Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2010

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

ITEM 2. –       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GOING CONCERN

Our operating losses since inception and negative working capital raise substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts or classification of liabilities that might be necessary should we be unable to continue as a going concern.  For the foreseeable future, we will have to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products.  In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended June 30, 2010 and 2009. As such, there is no meaningful comparison with prior periods.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

For the three months ended June 30, 2010, the primary expenses related to salaries and professional fees.  Total operating expenses for the three months ended June 30, 2010 were $286,999 which is lower than last year’s similar expenses for $579,812, mainly due to fewer employees in 2010 as compared to 2009.  Derivative income was $4,698,958, and interest income was $13,646,002 which was caused by the recording of the changes in the fair value  measurements of our convertible notes payable.  As a result, we reported a net profit for the three months ended June 30, 2010 of $18,057,799 for a basic earnings per share of $3.75 and a diluted earnings per share of $1.02.  The weighted average number of common shares outstanding for the basic earnings per share calculation was 4,819,435 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 17,659,864.

For the three months ended June 30, 2009, most of the Company’s expenses related to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended June 30, 2009 were $579,812.  As a result of the foregoing plus the recognition of derivative expense for $250,887 and $524,286 net interest expense, we reported a net loss for the three months period ended June 30, 2009 of $1,360,029.  Basic and diluted loss per common share was $1.72 based on a weighted average number of common shares outstanding for 790,306.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.  As a development stage company with only about two and one half years of operations, we do not have any meaningful comparable financial information with prior periods.

For the three months ended June 30, 2010:
Net cash used in operating activities was $92,843 which was mainly the effect of changes in our operating assets. Our profit of $18,057,799 is offset by non-cash items of $4,698,958 in derivative income and $13,667,558 for the changes in the fair values of our convertible notes payable.

ITEM 2. –       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Continued):

Net cash flows generated by operating activities were inadequate to cover our working capital needs for the three months ended June 30, 2010, and we had to rely on a new convertible debt financing as well as a short term promissory note to cover operating expenses.

Net cash used in our investing activities was $761, mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $66,500 which was attributed to a new convertible note payable in the amount of $55,000.

For the three months ended June 30, 2009:

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

External Sources of Liquidity:

For the three months ended June 30, 2010:

On April 9, 2010, the Company received $59,400 for one of the March, 2010 allonges that had been recorded as a stock subscription receivable in March, 2010.

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,833 to $414,833. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

On June 17, 2010, the Company entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  Currently the note has not been paid but is being addressed to be paid from the recent July, 2010 financing.

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RECENT ACCOUNTNG PRONOUNCEMENTS:

See Note 1 "Recent Accounting Pronouncements Applicable to the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  See also Note 11 regarding subsequent events.

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

As of June 30, 2010, we had an accumulated shareholders’ deficit of $15,693,040 and a working capital deficit of $9,476,367, compared to an accumulated shareholders’ deficit of $33,750,839 and a working capital deficit of $27,923,071 at March 31, 2010. Cash and cash equivalents were $11,507 as of June 30, 2010 as compared to $38,611 at March 31, 2010. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

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

CERTAIN BUSINESS RISKS (continued)

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

At June 30, 2010, we were in default on certain of our short-term bridge notes and convertible notes payable and have other substantial outstanding debt obligations

At June 30, 2010, we were in default on some short term bridge notes totaling $268,000 in principal and $523,966 for certain convertible notes payable.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so.  We extended the convertible notes payable due date to March 31, 2011 as the result of the July, 2010 $900,000 subscription agreement for a convertible debt financing.  We also are addressing the extension of the due dates for the other applicable debt payables. Further, we have secured convertible notes outstanding totaling $2,986,842 in principal face value at June 30, 2010.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%. Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

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

CERTAIN BUSINESS RISKS (continued)

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

CERTAIN BUSINESS RISKS (continued)

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2010, we had issued and outstanding options and warrants that may be exercised into 4,858,486 (restated for recent reverse stock split) shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Subsequent to the three months ended June 30, 2010, effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock (see Note 11-“Subsequent Events” of the notes to the condensed consolidated financial statements). Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

A substantial number of our shares are available for sale in the public market, and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 5,157,561 (restated for recent reverse stock split) shares of common stock outstanding as of June 30, 2010.

ITEM 3. –     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable

ITEM 4. –    CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of  June 30, 2010, as further described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting Overview

Internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management is responsible for establishing and maintaining adequate internal control over financial reporting for Attitude Drinks Incorporated.

Evaluation of Disclosure Controls and Procedures.   Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2010, our internal control over financial reporting was ineffective.

ITEM 4. –    CONTROLS AND PROCEDURES (CONTINUED)

(b) Management’s Annual Report on Internal Control Over Financial Reporting Overview (continued)

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

Changes in Internal Control Over Financial Reporting. During the three months ended June 30, 2010 , there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,833 to $414.833. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

Item 3. Defaults on Senior Securities

As of June 30, 2010, the Company was in default in paying the following convertible debt obligations:  January, 2008;  June, 2008; and August, 2008.  However, as part of the July, 2010 subscription agreement for a convertible debt financing in the principal gross amount of $900,000, the due date for these debts were extended to March 31, 2011.

As of June 30, 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date to be extended to December 31, 2010.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the period covered by this report.

Item 5. Other Information/Subsequent Events

On April 9, 2010, David D. Brooks resigned as Chief Financial Officer on March 31, 2010.  Mr. Brooks had been appointed CFO on February 10. 2010.  The resignation was not the result of any disagreements with the management or its outside professions regarding accounting or financial reporting matters, rather it was a result of the rapid evolution of his firm.  As a result, Tommy E. Kee rejoined the company as CFO to be effective April 12, 2010.  He previously was the Company’s CFO.

On May 21, 2010, effective May 17, 2010, we dismissed our previous independent registered accounting firm, KBL, LLP.  There were no disagreements between KBL and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  Effective on the same date, we engaged Meeks International, LLC as our independent registered accounting firm to audit our financial statements for the year ended March 31, 2010.

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

See Note 11-“Subsequent Events” of Notes to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

Item 6. Exhibits
Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(7)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock	(5)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(1)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement dated January 8, 2008	(1)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions	(1)
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(15)	Subscription Agreement, September 2008	(3)
(10)(16)	Form of Note, September 2008	(3)
(10)(17)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(19)	2010 Stock Compensation and Incentive Plan	(6)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002	X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

(1)	previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
(2)	previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
(3)	previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
(4)	previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-000455)
(5)	previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)	previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(7)	previously filed with the Commission on July 14, 2010 as Exhibit 3.1 to Form 10-K (SEC Accession No. 0001213900-10-002857)
(8)	previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED

(Registrant)

Date: August 16, 2010

/S/Roy G. Warren
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren
Roy G. Warren	Chief Executive Officer	8/16/10

S/Tommy E. Kee
Tommy E. Kee	Chief Financial Officer	8/16/10