Form 10-Q
period 2010-09-30
Attitude Drinks Inc.
filed 2010-11-22
CIK 1416183

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 14,880,438 shares issued and outstanding as of   November 22, 2010.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

		PAGE #
Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and March 31, 2010	3
	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2010 and 2009, Six Months Ended September 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	52

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 2.	Unregistered Sales of Equity and Use of Proceeds	54

Item 3.	Defaults upon Senior Securities	54

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information/Subsequent Events	55

Item 6.	Exhibits	56

SIGNATURES		57

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$17,602	$38,611
Accounts receivable, net of allowance for doubtful accounts of
$10,731 and $0 for September 30, 2010 and March 31, 2010, respectively	382	10,973
Inventories	2,174	12,713
Prepaid expenses	75,337	88,911
TOTAL CURRENT ASSETS	95,495	151,208

FIXED ASSETS, NET	30,156	34,636

OTHER ASSETS:
Deferred financing costs, net	170,865	-
Trademarks, net	26,454	26,800
Deposits and other	24,389	24,389

TOTAL OTHER ASSETS	221,708	51,189

TOTAL ASSETS	$347,359	$237,033

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,244,254	$1,287,824
Accrued liabilities	3,414,652	3,509,860
Derivative liabilities	383,210	4,858,123
Short-term bridge loans payable	388,000	388,000
Convertible notes payable	4,913,953	17,975,009
Non convertible note payable	12,750	34,000
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	10,378,282	28,074,279

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	743,583	-

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at September 30, 2010 and March 31, 2010	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized,	14,143	4,306
14,143,591 and 4,306,437 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively
Additional paid-in capital	6,449,999	5,959,687
Stock subscription receivable	(246,476)	(59,400)
Deficit accumulated during the development stage	(17,001,172)	(33,750,839)

TOTAL STOCKHOLDERS' (DEFICIT)	(10,774,506)	(27,837,246)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$347,359	$237,033

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Development
					Stage Period
	Three Months	Three Months	Six Months	Six Months	From Inception
	Ended	Ended	Ended	Ended	(June 18, 2007)
	September 30,	September 30,	September 30,	September 30,	to September 30,
	2010	2009	2010	2009	2010

REVENUES:
Net revenues	$1,381	$168	$3,308	$(4,791)	$34,532
Product and shipping costs	(738)	(76,451)	(1,793)	(76,536)	(177,450)
GROSS PROFIT (LOSS)	643	(76,283)	1,515	(81,327)	(142,918)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	(8,481)	1,852,681	127,510	2,187,941	3,546,893
Marketing and promotion	66,715	88,939	84,359	190,716	2,127,420
Consulting fees	-	16,731	-	16,731	464,409
Professional and legal fees	64,609	109,641	128,095	161,907	773,849
Travel and entertainment	2,469	(1,362)	7,166	9,241	220,648
Product development costs	2,400	1,500	2,400	9,000	119,900
Stock compensation expense	125,000	-	125,000	-	1,883,600
Other operating expenses	77,283	63,596	142,464	136,002	1,020,867
	329,995	2,131,726	616,994	2,711,538	10,157,586

LOSS FROM OPERATIONS	(329,352)	(2,208,009)	(615,479)	(2,792,865)	(10,300,504)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(105,144)	102,593	4,593,814	(148,294)	915,783
Loss on extinguishment of debt	-	-	(1,034)	-	(3,417,877)
Loss on sale of assets	-	-	-	-	(8,338)
Impairment loss	-	-	-	-	(507,500)
Interest income (expense) and other	(873,636)	(229,210)	12,772,366	(753,496)	(3,682,736)
Income (expense)	(978,780)	(126,617)	17,365,146	(901,790)	(6,700,668)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,308,132)	(2,334,626)	16,749,667	(3,694,655)	(17,001,172)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(1,308,132)	$(2,334,626)	$16,749,667	$(3,694,655)	$(17,001,172)

Basic income (loss) per common share	$(0.11)	$(2.17)	$1.98	$(3.96)

Diluted income (loss) per common share	$(0.11)	$(2.17)	$0.10	$(3.96)

Weighted average common shares
outstanding - basic	12,055,623	1,073,716	8,457,300	932,786

Weighted average common shares
outstanding - diluted	12,055,623	1,073,716	167,970,128	932,786

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
	Six Months	Six Months	From Inception
	Ended	Ended	(June 18, 2007) to
	September 30,	September 30,	September 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$16,749,667	$(3,694,655)	$(17,001,172)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,002	5,657	37,074
Amortization of deferred financing costs	20,735	176,982	906,795
Compensatory stock and warrants	125,000	1,876,828	3,821,449
Bad debt expense	10,731	-	10,731
Derivative expense/(income)	(4,593,814)	148,294	(915,783)
Fair value adjustment of convertible notes	(12,788,083)	403,763	1,411,706
Impairment loss	-	-	507,500
Stock subscription receivable	(187,076)	-	(246,476)
Loss on debt extinguishment	1,034	-	3,417,877
Amortization of debt discount	18,570	-	565,929
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	-	8,338
Changes in operating assets and liabilities:
Accounts receivable	(140)	5,471	(11,113)
Prepaid expenses and other assets	43,574	(14,426)	(145,726)
Inventories	10,539	76,585	(2,174)
Accounts payable and accrued liabilities	(194,322)	718,583	4,364,480
Net cash used in operating activities	(777,583)	(296,918)	(3,266,651)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(597)	-	(29,897)
Proceeds from sale of marketable securities	-	-	67,663
Trademarks	(579)	(3,520)	(67,701)
Net cash used in investing activities	(1,176)	(3,520)	(29,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	955,000	145,000	2,585,000
Proceeds from short-term bridge loans payable	25,000	-	1,580,000
Costs associated with financing	(176,000)	(10,000)	(547,062)
Default redemption	-	48,667	-
Repayment of notes	(46,250)	-	(306,250)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	757,750	183,667	3,314,188

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(21,009)	(116,771)	17,602

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,611	119,637	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,602	$2,866	$17,602

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

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

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We restated all applicable financial data throughout this report for the six months ended September 30, 2010 and 2009 as well as any financial data for the year ended March 31, 2010.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2010 and 2009 and the results of its operations and cash flows for the three and six month periods ended September 30, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

year ended March 31, 2010, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the six months period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the six months period ended September 30, 2010, a working capital deficit of $10,282,787 as of September 30, 2010 and has incurred losses to date resulting in an accumulated deficit of $17,001,172, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	September 30, 2010
	(unaudited)	March 31, 2010
Finished goods	$2,174	$7,754
Raw materials	-	4,959
Total inventories	$2,174	$12,713

 (d)           Prepaid expenses:

Prepaid expenses of $75,337 consist mainly of retainers for legal fees that were paid with shares of the Company’s common stock.  These retainers will be reduced through the incurrence of future legal expenses.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks,

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(e)           Trademarks (continued)

when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the six months ended September 30, 2010 was $925.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009, March 30, 2009 and July 15, 2010 financing arrangements provide a more meaningful presentation of that financial instrument.

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that diluted income/(loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2010, potential common shares arising from the Company’s stock warrants, stock options, convertible debt and preferred stock amounting to 228,371,697 shares were included in the computation of diluted income per share.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

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

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2010	March 31, 2010
	(unaudited)
Accrued payroll and related taxes	$2,057,888	$2,209,114
Accrued marketing program costs Accrued professional fees	580,000 37,500	580,000 62,130
Accrued interest	487,729	435,773
Accrued consulting fees	156,543	140,852
Other payables	94,992	81,991
Total	$3,414,652	$3,509,860

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 3.   Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	September 30, 2010	March 31, 2010
	(Unaudited)
April 2, 2008	$120,000	$120,000
April 9, 2008	120,000	120,000
April 14, 2008	60,000	60,000
May 19, 2008	33,000	33,000
August 5, 2008	55,000	55,000
Total	$388,000	$388,000

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 3.   Short-term Bridge Loans (continued):

April 2, 2008 financing (continued)

The modifications resulted in a loss on extinguishment of $296,975 in accordance with the Financial Accounting Standards Codification, representing the fair value of warrants issued as consideration.  The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.  As of September 30, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of this debt.

After consideration for the reverse stock split, the applicable issued Class A warrants and exercise prices (adjusted for the reverse stock split) are as follows:   10,000 warrants at $10.00 – original issuance; modifications of 5,000 warrants at $10.00 and 12,000 warrants at $1.00.

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 5,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010
Note 3.   Short-term Bridge Loans (continued):

April 9, 2008 and April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of $13,442 in accordance with the Financial Accounting Standards Codification, representing the fair value of warrants issued as consideration.  On September 9, 2010, we entered into another agreement for the April 9, 2008 short-term bridge loan to extend the maturity date to 12/31/2010.  For this consideration, we cancelled a total of 51,000 (adjusted for the reverse stock split)  previously issued Class A warrants and  15,000 Class B warrants  for the issuance of a new warrant agreement for the same number of 51,000 warrants but with a new exercise price of $.05 and a new expiration date of September 9, 2013.

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

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification, representing the fair value of warrants issued as consideration.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.

As of September 30, 2010, this April 14, 2008 note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting as the warrants contain full - ratchet protection and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense.

After consideration for the reverse stock split, the applicable issued Class A warrants and exercise prices (adjusted for the reverse stock split) are as follows:   5,000 warrants at $10.00 – original issuance; modifications of 2,500 warrants at $10.00 and 6,000 warrants at $1.00.

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

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

We recorded a loss on extinguishment of $140,550 in accordance with the FASB Accounting Standards Codification related to these modifications, representing the fair value of warrants issued as consideration.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for this event of default was acceleration of principal and interest so they were recorded at face value.

As of September 30, 2010, this note was considered in default for non-payment.  We are negotiating with the debt holder to extend the due date of this note.

After consideration for the reverse stock split, the applicable issued Class A warrants and exercise prices (adjusted for the reverse stock split) are as follows:   5,000 warrants at $10.00; 2,500 warrants at $10.00; 3,300 warrants at $1.00.

Information and significant assumptions as of September 30, 2010 and March 31, 2010 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

	June 23 2008		January 27, 2009
	Extension Warrants		Extension Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$0.052
Conversion or strike price	$10.00	$1.00	$1.00	$1.00
Volatility (based upon Peer Group)	116.92%	150.60%	116.32%	110.93%
Equivalent term (years)	0.73	1.23	0.79	3.83
Risk-free rate	0.62%	0.41%	0.66%	2.55%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 3.   Short-term Bridge Loans (continued):

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500 shares of our common stock and 5,500 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with the FASB Accounting Standards Codification, representing the fair value of warrants issued as consideration.

As of September 30, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

After consideration for the reverse stock split, the applicable issued Class A warrants and exercise prices are as follows:   5,000 warrants at $10.00 – original issuance; modification of 5,500 warrants at $10.00.

Information and significant assumptions as of September 30, 2010 for warrants which are required to be recorded at fair value each reporting period:

	June 23 2009		January 27, 2009
	Extension Warrants		Extension Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$10.00	$1.00	$1.00	$1.00
Volatility (based upon Peer Group)	117.85%	150.84%	128.07%	110.93%
Equivalent term (years)	0.85	1.35	3.33	3.83
Risk-free rate	0.687%	0.41%	1.007%	2.55%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.   Convertible Notes Payable:

Convertible debt carrying values consist of the following:		September 30, 2010	March 31, 2010
$312,000	Convertible Note Financing, due March 31, 2011 (a)	$265,909	$1,257,963
$600,000	Convertible Note Financing, due March 31, 2011 (b)	687,798	2,444,412
$500,000	Convertible Note Financing, due March 31, 2011 (b)	816,354	3,225,265
$100,000	Convertible Note Financing, due March 31, 2011 (b)	51,663	328,015
$243,333	Convertible Note Financing, due March 31, 2011 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2011 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2011 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2011 (e)	224,174	803,999
$5,000	Convertible Note Financing, due March 31, 2011 (e)	9,645	33,316
$5,000	Convertible Note Financing, due March 31, 2011 (e)	9,340	33,499
$60,000	Convertible Note Financing, due March 31, 2011 (e)	111,569	401,481
$70,835	Convertible Note Financing, due March 31, 2011 (e)	132,326	474,586
$507,500	Convertible Note Financing, due March 31, 2011 (f)	740,321	3,111,581
$200,000	Convertible Note Financing, due March 31, 2011 (e)	359,684	1,331,904
$161,112	Convertible Note Financing, due March 31, 2011 (e)	283,585	1,064,011
$27,778	Convertible Note Financing, due March 31, 2011 (e)	47,707	182,738
$111,111	Convertible Note Financing, due March 31, 2011 (g)	176,430	707,736
$50,000	Convertible Note Financing, due March 31, 2011 (e)	82,808	323,968
$55,000	Convertible Note Financing, due March 31, 2011 (e)	90,431	356,364
$137,500	Convertible Note Financing, due March 31, 2011 (e)	224,553	890,912
$55,000	Convertible Note Financing, due March 31, 2011 (e)	89,820	-
$100,000	Convertible Note Financing, due March 31, 2011 (h)	137,003	630,426

	Total convertilbe notes payable due in less than 12 months	4,913,953	17,975,009
$900,000	Convertible Note Financing, due July 15, 2012 (i)	743,583	-

	Total convertible notes payable	$5,657,536	$17,975,009

(a)	$312,000 convertible notes payable

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.   Convertible Notes Payable (continued)

(a)	$312,000 convertible notes payable (continued)

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4(h))

July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.   Convertible Notes Payable (continued)

(b)	$1,200,000 convertible notes payable (continued)

		Shares
		indexed	Series A	Series B
Financing	Closing date	to note	Warrants	Warrants

$600,000 Face Value Convertible
Note Financing	October 23, 2007	12,119,577	958,805	140,910
$500,000 Face Value Convertible
Note Financing	February 15, 2008	14,924,546	757,304	75,758
$100,000 Face Value Convertible
Note Financing	October 23, 2007	970,395	151,502	15,152

Total		28,014,518	1,867,611	231,820

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(b)	$1,200,000 convertible notes payable (continued)

maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000. (See Note 4(h)).  Additionally, we agreed to (i) issue additional warrants to purchase 1,635,792 shares of common stock and (ii) reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $395,249.  During the quarter ended March 31, 2010, $100,500 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015. During the quarter ended June 30, 2010, $36,000 of the principal balance of the notes was converted into common shares at the default conversion price of $0.16 calculated pursuant to the notes default provisions. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000. The conversion price for the convertible debt was changed to $.035. In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders. During the quarter ended September 30, 2010, $20,000 of the principal balance of the notes was converted into common shares at a conversion price of $.04.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.45%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.45%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

$100,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.45%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010
Note 4.   Convertible Notes Payable (continued)

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds of $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4 (h)).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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
SIX MONTHS ENDED SEPTEMBER 30, 2010
Note 4.  Convertible Notes Payable (continued)

(c)	$243,333 convertible notes payable (continued0

As part of extending the due date to March 31, 2011, the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035 as part of the agreement for the July, 2010 financing of $900,000.

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

(d)	$60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484 (see Note 4(e)).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this agreement, the conversion price for the notes payable was changed to $.035.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(d)	$60,833 convertible notes payable

Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

(e)	$947,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.

The following table provides the details of each of the financings:

			Shares	Shares
			indexed	indexed
Face Value	Closing date	Maturity Date	to note	to warrants
$130,000	January 27, 2009	March 31, 2011	4,276,316	120,000
70,835	January 27, 2009	March 31, 2011	2,330,066	--
60,000	February 17, 2009	March 31, 2011	1,973,684	60,000
200,000	March 30, 2009	March 31, 2011	6,578,947	416,667
161,111	July 15, 2009	March 31, 2011	3,356,500	335,648
27,778	October 1, 2009	March 31, 2011	913,750	--
50,000	January 28, 2010	March 31, 2011	1,644,737	104,167
55,000	February 19, 2010	March 31, 2011	1,809,211	104,167
137,500	March 26, 2010	March 31, 2011	4,523,026	286,458
55,000	May 13, 2010	March 31, 2011	1,809,211	114,584

$947,224			29,215,448	1,541,691

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

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

We received the following proceeds from the financing transactions:

		Debt
		Discount &	Net
	Gross Proceeds	Finance Costs	Proceeds

$130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$27,778 Face Value Convertible Note Financing	27,778	-	27,778
$50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$55,000 Face Value Convertible Note Financing	55,000	-	55,000
$137,500 Face Value Convertible Note Financing	137,500	13,100	124,400
$55,000 Face Value Convertible Note Financing	55,000	5,000	50,000

Total	$866,389	$119,861	$746,528

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	$1.00	$0.04	$1.00
Conversion or strike price	$0.035	$0.16	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	7.91%	--	--
Dividends	--	--	--	--

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	--	$0.04	$1.00
Conversion or strike price	$0.035	--	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	--	--	--
Dividends	--	--	--	--

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	September 30, 2010	March 31, 2010	September 30, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.04	--	$0.04	$1.00
Conversion or strike price	$0.035	--	$0.035	$0.16
Volatility (based upon Peer Group)	0.00%	--	114.72%	101.35%
Equivalent term (years)	--	--	4.79	5.29
Risk-free rate	--	--	1.49%	2.55%
Credit-risk adjusted yield	7.52%	--	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010
Note 4.  Convertible Notes Payable (continued)

(f)	$507,500 convertible notes payable

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.    In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  During the year ended March 31, 2010, $15,000 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions. For the quarter ended June 30, 2010, $34,868 of the principal balance was converted into common shares at the conversion price of $.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035.  In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.

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

(g)	$111,111 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,111 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable was changed to $.035.

We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common /stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(g)	$111,111 convertible notes payable

embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(h)	$100,000 convertible notes payable

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2010  and March  31, 2010 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	September 30,	March 31,
	2010	2010
Estimated fair value of underlying common share	$0.04	$1.00
Conversion or strike price	$0.035	$0.16
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	N/A	7.91%
Dividends	--	--

(i)           $900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(i)	$900,000 convertible notes payable (continued)

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $18,570 to capture the accretion of the debt discount for the three months ended September 30, 2010.

Total financing costs paid from this financing amounted to $164,500 as well as a payment of $39,024 for other past due professional fees, resulting in a net amount of $696,476 to be paid to us at $150,000 per month until the total amount is paid in the following months.  As such, we reported a stock subscription amount of $246,476 for the period ended September 30, 2010.  That amount has since been paid from October through November, 2010.  In addition, we recorded $15,600 in non-cash deferred financing fees for the issuance of 6,000,000 warrants as a finder’s fee as part of the total issued 65,999,999 Class A warrants.  In addition, we paid other financing fees associated with this financing in the amount of $11,500, resulting in a total of $191,600.

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $4,602 in these assigned notes payable were converted into common shares of stock for the quarter ended September 30, 2010.  These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.  All deferred finance fees will be amortized over the term life of the notes payable (2 years).  For the three months ended September 30, 2010, we recorded $20,735 as expense for the amortization of these deferred finance fees.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2010 for this financing is illustrated in the following table:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(i)	$900,000 convertible notes payable

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2010	2010	2010	2010
Estimated fair value of underlying common share	$0.04	--	$0.04	--
Conversion or strike price	$0.08	--	$0.035	--
Volatility (based upon Peer Group)	0.00%	--	114.72%	--
Equivalent term (years)	--	--	4.79	--
Risk-free rate	--	--	1.49%	--
Credit-risk adjusted yield	N/A	--	--	--
Dividends	--	--	--	--

Note 5.  Non-convertible Notes payable:

For the six months ended September 30, 2010, we paid $21,250 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining due amount of $12,750 is required to be settled through monthly payments of $4,250 through December, 2010.

On June 17, 2010, we entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  This note was paid during the quarter ended September 30, 2010 for the full amount of $25,000.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 6.   Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of September 30, 2010 and March 31, 2010:

Financing arrangement giving rise to		September 30,	March 31,
derivated financial instruments		2010	2010
$600,000	Face Value Convertible Note Financing	$6,048	$1,832,123
$500,000	Face Value Convertible Note Financing	4,582	1,387,879
$100,000	Face Value Convertible Note Financing	917	277,644
$120,000	Face Value Short Term Bridge Loan Financing	93	24,820
$120,000	Face Value Short Term Bridge Loan Financing	-	53,600
$60,000	Face Value Short Term Bridge Loan Financing	47	12,460
$33,000	Face Value Short Term Bridge Loan Financing	32	10,115
$55,000	Face Value Short Term Bridge Loan Financing	10	17,897
$120,000	Face Value Convertible Note Financing	660	104,400
$60,000	Face Value Convertible Note Financing	330	52,200
$200,000	Face Value Convertible Note Financing	2,292	362,500
$161,111	Face Value Convertible Note Financing	1,846	292,014
$50,000	Face Value Convertible Note Financing	573	90,625
$55,000	Face Value Convertible Note Financing	573	90,625
$137,500	Face Value Convertible Note Financing	1,576	249,221
$55,000	Face Value Convertible Note Financing	631	-
$900,000	Face Value Convertible Note Financing	363,000	-
	Total derivative liabilities	$383,210	$4,858,123

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 6.   Derivative Liabilities (continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through September 30, 2010:

Total day-one derivative losses	(a)	$(6,541,644)
Total income arising from fair value adjustments	(b)	7,457,427
Derivative income (expense) inception (June 18, 2007)
through September 30, 2010	(a) + (b)	$915,783

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the six months ended September 30, 2010 and 2009:

Our financing arrangements giving rise to		Six Months Ended	Six Months Ended
derivative financial instruments and the income effects:		September 30, 2010	September 30, 2009
Derivative income (expense):
$600,000	Original Face Value Convertible Note Financing	$1,826,075	$(10,133)
$500,000	Original Face Value Convertible Note Financing	1,383,297	(4,130)
$100,000	Original Face Value Convertible Note Financing	276,727	(2,001)
$120,000	Original Face Value Short Term Bridge Loan Financing	24,727	(1,456)
$120,000	Original Face Value Short Term Bridge Loan Financing	54,010	(1,438)
$60,000	Original Face Value Short Term Bridge Loan Financing	12,413	(719)
$33,000	Original Face Value Short Term Bridge Loan Financing	10,083	(403)
$55,000	Original Face Value Short Term Bridge Loan Financing	17,887	(676)
$243,333	Original Face Value Convertible Note Financing	-	-
$60,833	Original Face Value Convertible Note Financing	-	-
$120,000	Original Face Value Convertible Note Financing	103,740	(13,571)
$60,000	Original Face Value Convertible Note Financing	51,870	(6,785)
$200,000	Original Face Value Convertible Note Financing	360,208	(49,323)
$161,111	Original Face Value Convertible Note Financing	290,168	(57,659)
$50,000	Original Face Value Convertible Note Financing	90,052	-
$55,000	Original Face Value Convertible Note Financing	90,052	-
$137,500	Original Face Value Convertible Note Financing	247,644	-
$55,000	Original Face Value Convertible Note Financing	(53,739)	-
$900,000	Original Face Value Convertible Note Financing	(191,400)	-
Total interest income (expense) arising from fair value adjustments		4,593,814	(148,294)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 6.   Derivative Liabilities (continued):

Interest income (expense) from instruments recorded
at Fair Value:
$600,000	Original Face Value Convertible Note Financing	$1,730,879	$(188,100)
$500,000	Original Face Value Convertible Note Financing	2,266,274	(183,308)
$100,000	Original Face Value Convertible Note Financing	235,342	(34,306)
$312,000	Original Face Value Convertible Note Financing	942,499	-
$120,000	Original Face Value Convertible Note Financing	579,825	1,481
$5,000	Original Face Value Convertible Note Financing	23,671	80
$5,000	Original Face Value Convertible Note Financing	24,159	80
$60,000	Original Face Value Convertible Note Financing	289,912	(788)
$70,834	Original Face Value Convertible Note Financing	342,260	(960)
$27,778	Original Face Value Convertible Note Financing	135,031	-
$200,000	Original Face Value Convertible Note Financing	972,220	(15,648)
$111,112	Original Face Value Convertible Note Financing	531,306	-
$161,111	Original Face Value Convertible Note Financing	780,426	(7,772)
$507,500	Original Face Value Convertible Note Financing	2,254,114	-
$50,000	Original Face Value Convertible Note Financing	241,160	-
$55,000	Original Face Value Convertible Note Financing	265,933	-
$137,500	Original Face Value Convertible Note Financing	666,359	-
$100,000	Original Face Value Convertible Note Financing	493,424	-
$55,000	Original Face Value Convertible Note Financing	13,289	-
			-
Total interst income (expense) arising from fair value adjustments		12,788,083	(429,241)
Other interest expense		(15,717)	(324,255)
Interest income (expense) and other financing costs		$12,772,366	$(753,496)

Our derivative liabilities as of September 30, 2010 and our derivative income and expense during the six months ended September 30, 2010 and from inception through September 30, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 6.   Derivative Liabilities (continued):

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

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of September 30, 2010, our management concluded that registration payments are not probable.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 8.   Stockholders’ Deficit (continued):

(a) Series A Preferred Stock (continued):

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren, the Company’s President and CEO.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents.  The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences:    The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:  Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

(b) Common Stock Warrants

As of September 30, 2010, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.035
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.035
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.035
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
April, 2008 Financing	4/2 & 14/2008	4/1&13/2011	15,000	10.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Financing	5/19/2008	5/18/2011	5,000	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Debt Extension	6/23/2008	6/22/2011	7,500	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.035
July, 2008 Debt Extensions	7/14/2008	7/13/2011	2,500	10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.035
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.035
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.035
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.035
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.035
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.035
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.035
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.035
July, 2010 Convertible Notes Financing	7/15/2010	7/14/2015	59,999,999	0.035
July, 2010 Finder's Fees	7/15/2010	7/14/2015	6,000,000	0.035
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050

Total issued Class A warrants			69,538,349

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 8.   Stockholders’ Deficit (continued):

    (b) Common Stock Warrants (continued)

Unissued Class B warrants:
October, 2007 Convertible Notes Financing	140,910	15.00
January, 2008 Investment Banker Agreement	6,250	15.00
February, 2008 Convertible Notes Financing	75,756	15.00
April, 2008 Financing	15,000	15.00
April, 2008 Finder’s Fees	3,125	15.00
May, 2008 Financing	5,000	15.00
May, 2008 Finder’s Fees	1,875	15.00
June, 2008 Debt Extension	7,500	15.00
June, 2008 Convertible Note Financing	15,152	15.00
July, 2008 Debt Extensions	7,500	15.00

Total unissued Class B warrants	278,068

Total Warrants	69,816,417

No warrants were exercised for the six months ended September 30, 2010.

(c) Common Stock Issued During the Six Months Ended September 30, 2010:

At September 30, 2010, we had issued and outstanding 14,143,591 shares of common stock of which 8,549,812 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 8.   Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended September 30, 2010 (continued):

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

On July 21, 2010, we issued 8,333,333 shares of common stock to Roy Warren, CEO, for payment of past due salary for $125,000 at a conversion price of $.015.

On July 28, 2010, we issued 40,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $880 at a conversion price of $.022.

On August 5, 2010, we issued 500,000 shares of common stock pursuant to a conversion of June, 2008 convertible notes for $20,000 at a conversion price of $.04.

On August 9, 2010, we issued 25,550 shares of common stock pursuant to a conversion of October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $956 at a conversion price of $.0374.

On August 23, 2010, we issued 50,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,725 at a conversion price of $.0345.

On September 20, 2010, we issued 12,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $360 at a conversion price of $.04.

On September 28, 2010, we issued 25,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $681 at a conversion price of $.02725.

 (d) Warrants Issued During the Six Months Ended September 30, 2010:

 On May 13, 2010, we issued 114,583 warrants with an exercise price of $0.16 to be exercisable up to July 15, 2015.  These warrants were issued for the May, 2010 financing for an allonge to the March, 2009 Secured Notes. In addition, we issued 12,000 warrants at an exercise price of $0.16 to be exercisable up to June 29, 2013 to extend the due date on the April 9, 2008 short term bridge loan to December 31, 2010.

On July 15, 2010, we issued 46,666,666 warrants with an exercise price of $.035 to be exercisable up to July 15, 2015.  These warrants were issued for the July, 2010 $900,000 gross proceeds financing. In addition, we issued 6,000,000 warrants at the same terms for a finder’s placement fee.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 8.   Stockholders’ Deficit (continued):

(d) Warrants Issued During the Six Months Ended September 30, 2010 (continued):

On September 9, 2010, we modified and consolidated the various previously issued warrants for the April 9, 2008 short term bridge loan.  In effect, we cancelled all previously issued 51,000 Class A warrants and issued a new warrant for the same amount of 51,000 warrants but at an exercise price of $.05 with the expiration date to be September 9, 2013.  The above referenced 12,000 warrants – see (d) first paragraph above - were included in the total 51,000 warrants total. As part of this arrangement, all previously 27,000 Class B warrants were cancelled.

                (e) Options Issued During the Six Months Ended September 30, 2010:

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

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$383,210	$-	$-	$383,210

Total Liabilities	$383,210	$-	$-	$383,210

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 9    Fair Value Measurements (Continued):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2010	$4,858,123
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,593,814)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	118,901
Transfer in and/or out of Level 3	-
Ending Balance, September 30, 2010	$383,210

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $7,711 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,020 and excluding variable common area maintenance charges, as of September 30, 2010, are as follows:

Years ending March 31,	Amount
2011	$48,118
2012	99,444
2013	103,422
2014	17,348

$268,332

Rental expense, which also includes maintenance and parking fees for the six months ended September 30, 2010 and 2009 was $65,464 and $62,828, respectively.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 11. Subsequent Events:

On October 11, 2010, we issued 614,672 shares of common stock pursuant to a conversion of accrued interest for $14,752 as part of the March, 2009 convertible notes at a conversion price of $0.024.

On October 11, 12, 14 and 15, 2010, Roy Warren, CEO, purchased a total of 100,000 shares of the Company’s common stock at a purchase price of $.03.

On October 14, 2010, we issued 30,000 shares of common stock pursuant to a conversion of $675 of assigned July, 2010 convertible notes at a conversion price of $0.0225.

On October 15, 2010, The Opportunity Fund, LLC filed a lawsuit in the state of Ohio to recover $120,000 and $33,000 (total of $153,000) plus interest of 15% for two short term bridge loans that are in default.  These amounts have already been recorded on our records.  We expect to resolve this matter as soon as practical.

On October 28, 2010, we issued 20,000 shares of common stock pursuant to a conversion of $375 of assigned July, 2010 convertible notes at a conversion price of $0.01875.

On October 28, 2010, we issued 30,375 shares of common stock pursuant to a conversion of $570 of assigned July, 2010 convertible notes at a conversion price of $$0.01875.

On October 29, 2010, we issued 30,000 shares of common stock pursuant to a conversion of $563 of assigned July, 2010 convertible notes at a conversion price of $0.01875.

On November 2, 2010, we issued 11,800 shares of common stock pursuant to a conversion of $221 of assigned July, 2010 convertible notes at a conversion price of $0.01875.

On November 4, 2010, Roy Warren, CEO, purchased a total of 50,000 shares of the Company’s common stock at a purchase price of $.031.

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

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We have restated all applicable financial information for both the six months ended September 30, 2010 and 2009.   In addition, we have provided key financial data before and after the stock split in the following table:

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Increase In Authorized Shares and Reverse Stock Split (continued)

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-2O REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE THREE AND SIX
MONTHS ENDED SEPTEMBER 30, 2009

	Before	Post
	Stock Split	Stock Split

For the three months ended September 30, 2009

Shares issued and outstanding	34,482,231	1,724,112

Basic loss per common share	$(0.11)	$(2.17)

Diluted loss per common share	$(0.11)	$(2.17)

Weighted average common shares outstanding - basic	21,474,328	1,073,716

Weighted average common shares outstanding - diluted	21,474,328	1,073,716

For the six months ended September 30, 2009

Shares issued and outstanding	34,482,231	1,724,112

Basic loss per common share	$(0.20)	$(3.96)

Diluted loss per common share	$(0.20)	$(3.96)

Weighted average common shares outstanding - basic	18,655,713	932,786

Weighted average common shares outstanding - diluted	18,655,713	932,786

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

Financial Instrument Valuation

Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended September 30, 2010

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended September 30, 2010 and 2009. As such, there is no meaningful comparison with prior periods.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009:

For the six months ended September 30, 2010, the primary expenses related to salaries and professional fees.  Total operating expenses for the six months ended September 30, 2010 were $616,994 which is lower than last year’s similar expenses for $2,711,538, mainly due to fewer employees in 2010 as compared to 2009.  Derivative income was $4,593,814, and interest income was $12,772,366 which was caused by the recording of the changes in the fair value  measurements of our convertible notes payable.  As a result, we reported a net profit for the six months ended September 30, 2010 of $16,749,667 for a basic earnings per share of $1.98 and a diluted earnings per share of $0.10.  The weighted average number of common shares outstanding for the basic earnings per share calculation was 8,457,300 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 167,970,128.

For the six months ended September 30, 2009, most of the Company’s expenses related to salaries and related payroll taxes, marketing and promotion and professional fees.  Total operating expenses incurred for the six months ended September 30, 2009 were $2,711.538.  The total loss for this period was $3,694,655 which includes the recognition of derivative expense for $148,294 and $753,496 net interest expenses. Basic and diluted loss per common share was $3.96 based on a weighted average number of common shares outstanding for 932,786.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

For the three months ended September 30, 2010, the primary expenses related to marketing expense and professional fees.  Total operating expenses for the three months ended September 30, 2010 were $329,995 which is lower than last year’s similar expenses for $2,131,726, mainly due to fewer employees in 2010 as compared to 2009.  Derivative loss was $105,144, and interest expense was $873,636 which was caused by the recording of the changes in the fair value measurements of our convertible notes payable.  As a result, we reported a net loss for the three months ended September 30, 2010 of $1,308,132 for a basic and diluted loss  per share of $0.11.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation was 12,055,623.

Most of the Company’s expenses for the three months ended September 30, 2009 related to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended September 30, 2009 were $2,131,726.  As a result of the foregoing plus the recognition of derivative income for $102,593 and $229,210 net interest expense, we reported a net loss for the three month period ended September 30, 2009 of $2,334,626.  Basic and diluted loss per common share was $2.17 based on a weighted average number of common shares outstanding for 1,073,716.

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the six months ended September 30, 2010:

Net cash used in operating activities was $777,583 which was mainly the effect of changes in our operating assets. Our profit of $16,749,667 is offset by non-cash items of $4,593,814 in derivative income and $12,788,083 for the changes in the fair values of our convertible notes payable.

Net cash flows generated by operating activities were inadequate to cover our working capital needs for the six months ended September 30, 2010, and we had to rely on a new convertible debt financing as well as a short term promissory note to cover operating expenses.

Net cash used in our investing activities was $1,176, mainly for the purchase of equipment in our office as well as additional trademark expenditures.

Net cash provided by our financing activities was $757,750 which was attributed to additional new convertible notes payable in the amount of $955,000.

For the six months ended September 30, 2009:

Net cash used in operating activities was $296,918 which was inadequate to cover our working capital needs, and we had to rely on new convertible debt financings to cover operating expenses.

Net cash used in our investing activities was $3,520 for trademark costs.

Net cash provided by our financing activities was $183,667.  This was attributed to recognizing a default redemption amount of 20% for certain convertible debts plus the July, 2009 financing for $145,000.

External Sources of Liquidity:

For the six months ended September 30, 2010:

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

On June 17, 2010, the Company entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  This note was paid in August, 2010.

On July 15, 2010, the Company entered into a subscription agreement for a convertible debt financing in the principal amount of $900,000 with an interest rate of 10%.   The due date is July 15, 2012.

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

As of September 30, 2010, we had an accumulated shareholders’ deficit of $17,001,172 and a working capital deficit of $10,282,787, compared to an accumulated shareholders’ deficit of $33,750,839 and a working capital deficit of $27,923,071 at March 31, 2010. Cash and cash equivalents were $17,602 as of September 30, 2010 as compared to $38,611 at March 31, 2010. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

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

At September 30, 2010, we were in default on certain of our short-term bridge notes and convertible notes payable and have other substantial outstanding debt obligations

At September 30, 2010, we were in default on some short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so. We are addressing the extension of the due dates for these applicable short-term bridge loans.  We extended the convertible notes payable due date to March 31, 2011 as the result of the July, 2010 $900,000 subscription agreement for a convertible debt financing.   Further, we have secured convertible notes outstanding totaling $3,936,750 in principal face value at September 30, 2010.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%. Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 30, 2010, we had issued and outstanding options and warrants that may be exercised into 4,858,486 (restated for recent reverse stock split) shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Subsequent to the three months ended June 30, 2010, effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock.  Further, if we issue any additional common stock or securities convertible into common stock,

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS (continued):

such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

A substantial number of our shares are available for sale in the public market, and sales of those shares could adversely affect our stock price.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 14,143,591 (restated for recent reverse stock split) shares of common stock outstanding as of September 30, 2010.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. – CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of  September 30, 2010, as further described below.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2010, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting. During the six months ended September 30, 2010 , there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

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

On September 16, 2010, Fortitech, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide goods for a certain beverage product.  Fortitech is seeking an amount of $18,584 plus interest and costs.  We have already recorded $18,334 of the total in our records. We expect to resolve this matter as soon as practical.

Although this occurred after the September 30, 2010,  The Opportunity Fund, LLC filed a lawsuit in the state of Ohio on October 15, 2010 to recover $120,000 and $33,000 (total of $153,000) plus interest of 15% for two short term bridge loans that are in default.  These amounts have already been recorded on our records.  We expect to resolve this matter as soon as practical.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,833 to $414.833. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015. The exercise price was changed to $.035 as part of the requirements in the July, 2010 financing.

On July 15, 2010, the Company entered into a subscription agreement for a convertible debt financing in the principal amount of $900,000 with an interest rate of 10%.   The due date is July 15, 2012.  Associated finance fees of $164,500 were deducted from the gross proceeds for a net received amount of $735,500.  In addition, we issued 59,999,999 warrants with an exercise price of $.035 as well as another 6,000,000 warrants for finder’s fees at the same exercise price.  All of these warrants are exercisable up to July 14, 2015.  We also paid $11,500 in additional finance fees for this financing from other funds.

Item 3. Defaults on Senior Securities

As of September 30, 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date to be extended to December 31, 2010.

PART II – OTHER INFORMATION (CONTINUED)

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

Item 6. Exhibits

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(6)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(7)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock	(4)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(1)
(10)(14)	Form of Modification, Waiver and Consent Agreement, September 2008	(2)
(10)(18)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(3)
(10)(19)	2010 Stock Compensation and Incentive Plan	(5)
(10)(20)	Subscription Agreement dated July 15, 2010	(8)
(10)(21)	Form of Convertible Promissory Note dated July 15, 2010	(8)
(10)(22)	Form of Class A Warrant dated July 2010	(8)
(10)(23)	First Amendment and Consent Agreement dated July 15, 2010	(8)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

(1) previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
(2) previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
(3) previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-000455)
(4) previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(5) previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
 (6) previously filed with the Commission on July 14, 2010 as Exhibit 3.1 to Form 10-K (SEC Accession No. 0001213900-10-002857)
(7) previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(8) previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No.  0001213900-10-002955)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: November 22, 2010

/S/Roy G. Warren
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	Chief Executive Officer	11/22/10
Roy G. Warren

/s/ Tommy E. Kee	Chief Financial Officer	11/22/10
Tommy E. Kee