Form 10-Q
period 2010-12-31
Attitude Drinks Inc.
filed 2011-02-18
CIK 1416183

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 31,998,906 shares issued and outstanding as of February 18, 2011.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – December 31, 2010 (unaudited) and March 31, 2010	3
	Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2010 and 2009, Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 2.	Unregistered Sales of Equity and Use of Proceeds	61

Item 3.	Defaults upon Senior Securities	62

Item 4.	Submission of Matters to a Vote of Security Holders	62

Item 5.	Other Information/Subsequent Events	62

Item 6.	Exhibits	63

SIGNATURES	64

EXHIBITS DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)
- ASSETS -
CURRENT ASSETS:
Cash and cash equivalents	$24,652	$38,611
Accounts receivable	142	10,973
Inventories	127,605	12,713
Prepaid expenses	85,651	88,911
TOTAL CURRENT ASSETS	238,050	151,208

FIXED ASSETS, NET	29,280	34,636

OTHER ASSETS:
Deferred financing costs, net	149,480	-
Trademarks, net	27,318	26,800
Deposits and other	24,389	24,389

TOTAL OTHER ASSETS	201,187	51,189

TOTAL ASSETS	$468,517	$237,033

- LIABILITIES AND STOCKHOLDERS' (DEFICIT) -
CURRENT LIABILITIES:
Accounts payable	$1,498,812	$1,287,824
Accrued liabilities	3,490,517	3,509,860
Derivative liabilities	340,862	4,858,123
Short-term bridge loans payable	388,000	388,000
Convertible notes payable	5,552,068	17,975,009
Non convertible note payable	10,250	34,000
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	11,301,972	28,074,279

CONVERTIBLE NOTES PAYABLE – NET OF CURRENT PORTION	842,290	-

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 9,000,000 shares issued and outstanding at December 31, 2010 and March 31, 2010	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized, 14,910,438 and 4,306,437 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	14,910	4,306
Additional paid-in capital	6,470,470	5,959,687
Stock subscription receivable	-	(59,400)
Deficit accumulated during the development stage	(18,170,125)	(33,750,839)

TOTAL STOCKHOLDERS' (DEFICIT)	(11,675,745)	(27,837,246)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$468,517	$237,033

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS

					Development
					Stage Period
	Three Months	Three Months	Nine Months	Nine Months	From Inception
	Ended	Ended	Ended	Ended	(June 18, 2007)
	December 31,	December 31,	December 31,	December 31,	to Decmber 31,
	2010	2009	2010	2009	2010

REVENUES:
Net revenues	$1,976	$-	$5,284	$(4,791)	$36,508
Product and shipping costs	(2,331)	(18,591)	(4,124)	(95,127)	(179,781)
GROSS PROFIT (LOSS)	(355)	(18,591)	1,160	(99,918)	(143,273)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	126,777	141,943	254,287	2,329,884	3,673,670
Marketing and promotion	100,489	67,725	184,848	258,441	2,227,909
Consulting fees	1,000	-	1,000	16,731	465,409
Professional and legal fees	69,218	76,493	197,313	238,400	843,067
Travel and entertainment	(5,176)	-	1,990	9,241	215,472
Product development costs	1,800	10,650	4,200	19,650	121,700
Stock compensation expense	-	-	125,000	-	1,883,600
Other operating expenses	173,129	75,955	315,593	211,956	1,193,996
	467,237	372,766	1,084,231	3,084,303	10,624,823

LOSS FROM OPERATIONS	(467,592)	(391,357)	(1,083,071)	(3,184,221)	(10,768,096)

OTHER INCOME (EXPENSE):
Derivative income (expense)	42,348	(527,230)	4,636,162	(675,524)	958,131
Loss on extinguishment of debt	-	(205,422)	(1,034)	(205,422)	(3,417,877)
Loss on sale of assets	-	-	-	-	(8,338)
Impairment loss	-	-	-	-	(507,500)
Interest income (expense) and other	(743,709)	(460,214)	12,028,657	(1,213,710)	(4,426,445)
Income (expense)	(701,361)	(1,192,866)	16,663,785	(2,094,656)	(7,402,029)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,168,953)	(1,584,223)	15,580,714	(5,278,877)	(18,170,125)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(1,168,953)	$(1,584,223)	$15,580,714	$(5,278,877)	$(18,170,125)

Basic income (loss) per common share	$(0.08)	$(0.75)	$1.47	$(2.65)

Diluted income (loss) per common share	$(0.08)	$(0.75)	$0.09	$(2.65)

Weighted average common shares
outstanding - basic	14,358,738	2,106,220	10,574,770	1,990,758

Weighted average common shares
outstanding - diluted	14,358,738	2,106,220	170,087,598	1,990,758

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
	Nine Months	Nine Months	From Inception
	Ended	Ended	(June 18, 2007) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$15,580,714	$(5,278,877)	$(18,170,125)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,607	8,540	39,679
Amortization of deferred financing costs	44,620	229,952	930,680
Compensatory stock and warrants	125,000	1,865,628	3,821,449
Derivative expense/(income)	(4,636,162)	675,524	(958,131)
Fair value adjustment of convertible note	(12,119,591)	820,364	2,080,198
Impairment loss	-	-	507,500
Stock subscription receivable	59,400	-	-
Loss on debt extinguishment	1,034	205,422	3,417,877
Amortization of debt discount	39,961	-	587,320
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	7,020	8,338
Changes in operating assets and liabilities:
Accounts receivable	10,831	5,540	(142)
Prepaid expenses and other assets	33,260	103,369	(156,040)
Inventories	(114,892)	95,259	(127,605)
Accounts payable and accrued liabilities	106,028	951,840	4,664,830
Net cash used in operating activities	(861,190)	(310,419)	(3,350,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,865)	-	(31,165)
Proceeds from sale of marketable securities	-	52,589	67,663
Trademarks	(1,904)	(5,045)	(69,026)
Net cash used in investing activities	(3,769)	47,544	(32,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	955,000	170,000	2,585,000
Proceeds from short-term bridge loans payable	125,000	-	1,680,000
Costs associated with financing	(178,500)	(26,111)	(549,562)
Repayment of notes	(50,500)	-	(310,500)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	851,000	143,889	3,407,438

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,959)	(118,986)	24,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,611	119,637

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,652	$651	$24,652

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We restated all applicable financial data throughout this report for the nine months ended December 31, 2010 and 2009 as well as any financial data for the year ended March 31, 2010.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2010 and 2009 and the results of its operations and cash flows for the three and nine month periods

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 1.    Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

ended December 31, 2010 and 2009.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2010, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the nine months period ended December 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the nine months period ended December 31, 2010, a working capital deficit of $11,063,922 as of December 31, 2010 and has incurred losses to date resulting in an accumulated deficit of $18,170,125, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of raw materials and finished goods and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	December 31, 2010	March 31, 2010
	(unaudited)
Finished goods	$127,605	$7,754
Raw materials	-	4,959
Total inventories	$127,605	$12,713

 (d)          Prepaid expenses:

Prepaid expenses of $85,651 consist mainly of retainers for legal fees that were paid with shares of the Company’s common stock. These retainers will be reduced through the incurrence of future legal expenses.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 1.    Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years. Amortization of trademarks for the nine months ended December 31, 2010 was $1,386.

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

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that diluted income/(loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 31, 2010, potential common shares arising from the Company’s stock

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 1.    Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(g)           Income (Loss) Per Common Share (continued):

warrants, stock options, convertible debt and preferred stock amounting to 230,468,007 shares were included in the computation of diluted income per share.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	December 31, 2010 (unaudited)	March 31, 2010
Accrued payroll and related taxes	$2,043,463	$2,209,114
Accrued marketing program costs	580,000	580,000
Accrued professional fees	70,625	62,130
Accrued interest	545,047	435,773
Accrued consulting fees	161,580	140,852
Other payables	89,802	81,991
Total	$3,490,517	$3,509,860

Note 3.   Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	December 31, 2010	March 31, 2010
	(Unaudited)
April 2, 2008	$120,000	$120,000
April 9, 2008	120,000	120,000
April 14, 2008	60,000	60,000
May 19, 2008	33,000	33,000
August 5, 2008	55,000	55,000
Total	$388,000	$388,000

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 3.   Short-term Bridge Loans (continued):

April 2, 2008 financing (continued):

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

The modifications resulted in a loss on extinguishment of $296,975 in accordance with the Financial Accounting Standards Codification, representing the fair value of warrants issued as consideration. The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008.  As of December 31, 2010, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of this debt.

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
NINE MONTHS ENDED DECEMBER 31, 2010

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

The modifications resulted in a loss on extinguishment of $13,442 in accordance with the Financial Accounting Standards Codification, representing the fair value of warrants issued as consideration. On September 9, 2010, we entered into another agreement for the April 9, 2008 short-term bridge loan to extend the maturity date to 12/31/2010. For this consideration, we cancelled a total of 51,000 (adjusted for the reverse stock split)  previously issued Class A warrants and  15,000 Class B warrants  for the issuance of a new warrant agreement for the same number of 51,000 warrants but with a new exercise price of $.05 and a new expiration date of September 9, 2013. During January, 2011, we reached agreement with the note holder to extend the maturity date to March 31, 2011 through the issuance of 100,000 restricted shares of common stock and another 12,000 Class A warrants at an exercise price of $.05 with a life of three years.

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
NINE MONTHS ENDED DECEMBER 31, 2010

Note 3.   Short-term Bridge Loans (continued):

April 9, 2008 and April 14, 2008 financing (continued):

As of September 30, 2010, this April 14, 2008 note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting  as the warrants contain full-ratchet protection and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense.

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

As of December 31, 2010, this note was considered in default for non-payment.  We are negotiating with the debt holder to extend the due date of this note.  After consideration for the reverse stock split, the applicable issued

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 3.   Short-term Bridge Loans (continued):

May 19, 2008 financing (continued):

Class A warrants and exercise prices (adjusted for the reverse stock split) are as follows:   5,000 warrants at $10.00; 2,500 warrants at $10.00; 3,300 warrants at $1.00.

Information and significant assumptions as of December 31, 2010 and March 31, 2010 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

	June 23, 2008		June 27, 2009
	Extension Warrants		Extension Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$0.052
Conversion or strike price	$10.00	$1.00	$1.00	$1.00
Volatility (based upon Peer Group)	70.00%	150.60%	130.00%	110.93%
Equivalent term (years)	0.48	1.23	3.08	3.83
Risk-free rate	0.18%	0.41%	1.04%	2.55%
Dividends	--	--	--	--

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 3.    Short-term Bridge Loans (continued):

August 5, 2008 financing (continued

As of December 31, 2010, this note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note.

After consideration for the reverse stock split, the applicable issued Class A warrants and exercise prices are as follows: 5,000 warrants at $10.00 – original issuance; modification of 5,500 warrants at $10.00.

Information and significant assumptions as of December 31, 2010 for warrants which are required to be recorded at fair value each reporting period:

	June 23, 2009		January 27, 2009
	Extension Warrants		Extension Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$10.00	$1.00	$1.00	$1.00
Volatility (based upon Peer Group)	80.00%	150.84%	130.00%	110.93%
Equivalent term (years)	0.59	1.35	3.08	3.83
Risk-free rate	0.198%	0.41%	1.058%	2.55%
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable:

Convertible debt carrying values consist of the following:		December	March
		31, 2010	31, 2010
$312,000	Convertible Note Financing, due March 31, 2011 (a)	$166,889	$1,257,963
$600,000	Convertible Note Financing, due March 31, 2011 (b)	792,128	2,444,412
$500,000	Convertible Note Financing, due March 31, 2011 (b)	943,488	3,225,265
$100,000	Convertible Note Financing, due March 31, 2011 (b)	60,240	328,015
$243,333	Convertible Note Financing, due March 31, 2011 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2011 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2011 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2011 (e)	261,931	803,999
$5,000	Convertible Note Financing, due March 31, 2011 (e)	11,218	33,316
$5,000	Convertible Note Financing, due March 31, 2011 (e)	10,913	33,499
$60,000	Convertible Note Financing, due March 31, 2011 (e)	130,448	401,481
$70,835	Convertible Note Financing, due March 31, 2011 (e)	154,614	474,586
$507,500	Convertible Note Financing, due March 31, 2011 (f)	886,495	3,111,581
$200,000	Convertible Note Financing, due March 31, 2011 (e)	422,613	1,331,904
$161,112	Convertible Note Financing, due March 31, 2011 (e)	334,278	1,064,011
$27,778	Convertible Note Financing, due March 31, 2011 (e)	56,447	182,738
$111,111	Convertible Note Financing, due March 31, 2011 (g)	211,686	707,736
$50,000	Convertible Note Financing, due March 31, 2011 (e)	98,541	323,968
$55,000	Convertible Note Financing, due March 31, 2011 (e)	107,867	356,364
$137,500	Convertible Note Financing, due March 31, 2011 (e)	253,624	890,912
$55,000	Convertible Note Financing, due March 31, 2011 (e)	107,245	-
$100,000	Convertible Note Financing, due March 31, 2011 (h)	168,570	630,426

	Total convertilbe notes payable due in less than 12 months	5,552,068	17,975,009
$900,000	Convertible Note Financing, due July 15, 2012 (i)	742,290	-

	Total convertible notes payable	$6,294,358	$17,975,009

(a)           $312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.   During the quarter ended June 30, 2010, $16,800 of the principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  Including the above $16,800 conversion, a total of $138,792 of the principal balance has been converted into common shares.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010
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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(b)           $1,200,000 convertible notes payable (continued)

		Shares
		indexed	Series A	Series B
Financing	Closing date	to note	Warrants	Warrants

$600,000 Face Value Convertible
Note Financing	October 23, 2007	29,881,302	958,805	140,910
$500,000 Face Value Convertible
Note Financing	February 15, 2008	36,913,319	757,304	75,758
$100,000 Face Value Convertible
Note Financing	October 23, 2007	2,404,891	151,502	15,152

Total		69,199,512	1,867,611	231,820

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
NINE MONTHS ENDED DECEMBER 31, 2010

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(b)           $1,200,000 convertible notes payable (continued)

	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.80%	2.55%
Credit-risk adjusted yield	7.60%	7.91%	--	--
Dividends	--	--	--	--

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.80%	2.55%
Credit-risk adjusted yield	7.60%	7.91%	--	--
Dividends	--	--	--	--

$100,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.80%	2.55%
Credit-risk adjusted yield	7.60%	7.91%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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
NINE MONTHS ENDED DECEMBER 31, 2010

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
NINE MONTHS ENDED DECEMBER 31, 2010

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

The following table provides the details of each of the financings:

			Shares	Shares
			indexed	indexed
Face Value	Closing date	Maturity Date	to note	to warrants
$130,000	January 27, 2009	March 31, 2011	10,597,827	120,000
70,835	January 27, 2009	March 31, 2011	5,774,511	--
60,000	February 17, 2009	March 31, 2011	4,891,304	60,000
200,000	March 30, 2009	March 31, 2011	16,304,348	416,667
161,111	July 15, 2009	March 31, 2011	13,134,130	335,648
27,778	October 1, 2009	March 31, 2011	2,264,511	--
50,000	January 28, 2010	March 31, 2011	4,076,087	104,167
55,000	February 19, 2010	March 31, 2011	4,483,696	104,167
137,500	March 26, 2010	March 31, 2011	11,209,239	286,458
55,000	May 13, 2010	March 31, 2011	4,483,696	114,584

$947,224			77,219,349	1,541,691

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(e)           $947,224 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2010 and March 31, 2010 for this financing are illustrated in the following tables:

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	7.91%	--	--
Dividends	--	--	--	--

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	7.91%	--	--
Dividends	--	--	--	--

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	7.91%	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(e)           $947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	7.91%	--	--
Dividends	--	--	--	--

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	--	$0.02	$1.00
Conversion or strike price	$0.0123	--	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	--	--	--
Dividends	--	--	--	--

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	--	$0.02	$1.00
Conversion or strike price	$0.0123	--	$0.0238	$0.16
Volatility (based upon Peer Group)	0.00%	--	115.00%	101.35%
Equivalent term (years)	--	--	4.54	5.29
Risk-free rate	--	--	1.801%	2.55%
Credit-risk adjusted yield	7.54%	--	--	--
Dividends	--	--	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(g)           $111,111  convertible notes payable

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2010 and March 31, 2010 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	December	March
	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	$1.00
Conversion or strike price	$0.0123	$0.16
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	N/A	7.91%
Dividends	--	--

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

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

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $7.396 in these assigned notes payable were converted into common shares of stock for the nine months ended December 31, 2010.  During the quarter ended December 31, 2010, a total of $2,794 of these assigned notes payable was converted into 152,175 shares of common stock.  These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.  All deferred finance fees will be amortized over the term life of the notes payable (2 years).  For the nine months ended December 31, 2010, we recorded $41,470 as expense for the amortization of these deferred finance fees.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2010 for this financing is illustrated in the following table:

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(i)           $900,000 convertible notes payable

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2010	31, 2010	31, 2010	31, 2010
Estimated fair value of underlying common share	$0.02	--	$0.02	--
Conversion or strike price	$0.08	--	$0.0238	--
Volatility (based upon Peer Group)	0.00%	--	115.00%	--
Equivalent term (years)	--	--	4.54	--
Risk-free rate	--	--	1.801%	--
Credit-risk adjusted yield	N/A	--	--	--
Dividends	--	--	--	--

Note 5.   Non-convertible Notes payable:

For the nine months ended December 31, 2010, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining due amount of $10,250 is required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended December 31, 2010, we anticipate to make those payments in early 2011.

On June 17, 2010, we entered into a promissory note in the amount of $25,000. This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing. This note was paid during the quarter ended September 30, 2010 for the full amount of $25,000.

On December 21, 2010, we entered into a promissory note in the amount of $100,000. This note is subject to an interest rate of 10% and is due the sooner of January 21, 2011 or from the proceeds of the next funding. This note and associated accrued interest were paid in January, 2011 from proceeds of the January, 2011 financing.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 6.   Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of December 31, 2010 and March 31, 2010:

		December	March
Financing arrangement giving rise to derivated financial instruments		31, 2010	31, 2010
$600,000	Face Value Convertible Note Financing	$7,023	$1,832,123
$500,000	Face Value Convertible Note Financing	5,320	1,387,879
$100,000	Face Value Convertible Note Financing	1,064	277,644
$120,000	Face Value Short Term Bridge Loan Financing	45	24,820
$120,000	Face Value Short Term Bridge Loan Financing	2	53,600
$60,000	Face Value Short Term Bridge Loan Financing	22	12,460
$33,000	Face Value Short Term Bridge Loan Financing	12	10,115
$55,000	Face Value Short Term Bridge Loan Financing	1	17,897
$120,000	Face Value Convertible Note Financing	582	104,400
$60,000	Face Value Convertible Note Financing	291	52,200
$200,000	Face Value Convertible Note Financing	2,020	362,500
$161,111	Face Value Convertible Note Financing	1,627	292,014
$50,000	Face Value Convertible Note Financing	505	90,625
$55,000	Face Value Convertible Note Financing	505	90,625
$137,500	Face Value Convertible Note Financing	1,388	249,221
$55,000	Face Value Convertible Note Financing	555	-
$900,000	Face Value Convertible Note Financing	319,900	-
	Total derivative liabilities	$340,862	$4,858,123

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective of measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 6.   Derivative Liabilities (continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through December 31, 2010:

Total day-one derivative losses	(a)	$(6,541,644)
Total income arising from fair value adjustments	(b)	7,499,775
Derivative income (expense) inception (June 18, 2007) through December 31, 2010	(a) + (b)	$958,131

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the nine months ended December 31, 2010 and 2009:

		Nine Months Ended	NineMonths Ended
Our financing arrangements giving rise toderivative financial instruments and the income effects:		December 31, 2010	December 31, 2009
Derivative income (expense):
$600,000	Original Face Value Convertible Note Financing	$1,825,100	$(130,763)
$500,000	Original Face Value Convertible Note Financing	1,382,559	(71,212)
$100,000	Original Face Value Convertible Note Financing	276,580	(14,485)
$120,000	Original Face Value Short Term Bridge Loan Financing	24,774	(5,603)
$120,000	Original Face Value Short Term Bridge Loan Financing	54,010	(5,520)
$60,000	Original Face Value Short Term Bridge Loan Financing	12,438	(2,781)
$33,000	Original Face Value Short Term Bridge Loan Financing	10,102	(1,536)
$55,000	Original Face Value Short Term Bridge Loan Financing	17,896	(5,567)
$243,333	Original Face Value Convertible Note Financing	-	-
$60,833	Original Face Value Convertible Note Financing	-	-
$120,000	Original Face Value Convertible Note Financing	103,818	(33,600)
$60,000	Original Face Value Convertible Note Financing	51,909	(16,800)
$200,000	Original Face Value Convertible Note Financing	360,480	(134,503)
$111,112	Original Face Value Convertible Note Financing	-	(185,657)
$161,111	Original Face Value Convertible Note Financing	290,387	(67,497)
$50,000	Original Face Value Convertible Note Financing	90,120	-
$55,000	Original Face Value Convertible Note Financing	90,120	-
$137,500	Original Face Value Convertible Note Financing	247,831	-
$55,000	Original Face Value Convertible Note Financing	(53,663)	-
$900,000	Original Face Value Convertible Note Financing	(148,299)	-
Total interest income (expense) arising from fair value adjustments		4,636,162	(675,524)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 6.   Derivative Liabilities (continued):

Interest income (expense) from instruments recorded at Fair Value:
$600,000	Original Face Value Convertible Note Financing	$1,613,817	$(319,184)
$500,000	Original Face Value Convertible Note Financing	2,122,607	(322,033)
$100,000	Original Face Value Convertible Note Financing	225,650	(60,791)
$312,000	Original Face Value Convertible Note Financing	1,041,519	(90,411)
$120,000	Original Face Value Convertible Note Financing	542,068	(41,023)
$5,000	Original Face Value Convertible Note Financing	22,098	(18,879)
$5,000	Original Face Value Convertible Note Financing	22,586	(5,975)
$60,000	Original Face Value Convertible Note Financing	271,033	(788)
$70,834	Original Face Value Convertible Note Financing	319,972	(22,343)
$27,778	Original Face Value Convertible Note Financing	126,291	-
$200,000	Original Face Value Convertible Note Financing	909,291	(46,971)
$111,112	Original Face Value Convertible Note Financing	496,050	26,024
$161,111	Original Face Value Convertible Note Financing	729,733	(36,854)
$507,500	Original Face Value Convertible Note Financing	2,107,941	118,864
$50,000	Original Face Value Convertible Note Financing	225,427	-
$55,000	Original Face Value Convertible Note Financing	248,497	-
$137,500	Original Face Value Convertible Note Financing	637,288	-
$100,000	Original Face Value Convertible Note Financing	461,859	-
$55,000	Original Face Value Convertible Note Financing	(4,136)	-
Total interst income (expense) arising from fair value adjustments		12,119,591	(820,364)
Other interest expense		(90,934)	(393,346)
Interest income (expense) and other financing costs		$12,028,657	$(1,213,710)

Our derivative liabilities as of December 31, 2010 and our derivative income and expense during the nine Months ended December 31, 2010 and from inception through December 31, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, the $137,500 face value convertible note and warrant financing dated March 26, 2010 and the $55,000 face value convertible note and warrant financing dated May 13, 2010, we had a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 6.   Derivative Liabilities (continued):

arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss on the derivative financial instruments at fair value. We did not enter into any other financing arrangements during the periods reported that reflected day-one loss. In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.  Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2010, our management concluded that registration payments are not probable.

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
NINE MONTHS ENDED DECEMBER 31, 2010

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 8.   Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of December 31, 2010, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.035
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.035
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.035
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
April, 2008 Financing	4/2 & 14/2008	4/1&13/2011	15,000	10.00
April, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Financing	5/19/2008	5/18/2011	5,000	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Debt Extension	6/23/2008	6/22/2011	7,500	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.035
July, 2008 Debt Extensions	7/14/2008	7/13/2011	2,500	10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.035
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.035
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.035
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.035
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.035
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.035
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.035
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.035
July, 2010 Convertible Notes Financing	7/15/2010	7/14/2015	59,999,999	0.035
July, 2010 Finder's Fees	7/15/2010	7/14/2015	6,000,000	0.035
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050

Total issued Class A warrants			69,538,349

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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

 No warrants were exercised for the nine months ended December 31, 2010.

(c) Common Stock Issued During the Nine Months Ended December 31, 2010:

At December 31, 2010, we had issued and outstanding 14,910,438 shares of common stock of which 5,070,816 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 8.   Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Nine Months Ended December 31, 2010 (continued):

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

On October 11, 2010, we issued 614,672 shares of common stock pursuant to a conversion of $14,852 in accrued interest payable for certain March, 2009 convertible notes payable.

On October 14, 2010, we issued 30,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $675 at a conversion price of $.0225.

On October 28, 2010, we issued 20,000 shares of common stock pursuant to a conversion of original October,

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010
Note 8.   Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Nine Months Ended December 31, 2010 (continued):

2007 convertible notes (later assigned to a new debt holder in July, 2010) for $375 at a conversion price of $.01875.

On October 28, 2010, we issued 30,375 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $570 at a conversion price of $.01875.

On October 29, 2010, we issued 30,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $563 at a conversion price of $.01875.

On November 11, 2010, we issued 11,800 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $221 at a conversion price of $.01875.

On December 1, 2010, we issued 10,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $165 at a conversion price of $.01675.

On December 23, 2010, we issued 20,000 shares of common stock pursuant to a conversion of original October, 007 convertible notes (later assigned to a new debt holder in July, 2010) for $225 at a conversion price of $.01125.

 (d) Warrants Issued During the Nine Months Ended December 31, 2010:

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

(e) Options Issued During the Nine Months Ended December 31, 2010:

None

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$340,862	$-	$-	$340,862

Total Liabilities	$340,862	$-	$-	$340,862

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2010	$4,858,123
Total gains or (losses) (realized/unrealized):
Included in earnings	(4,636,162)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	118,901
Transfer in and/or out of Level 3	-
Ending Balance, December 31, 2010	$340,862

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 10. Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008. The minimum starting monthly base rent was $7,415 and currently is $7,711 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,020 and excluding variable common area maintenance charges, as of December 31, 2010, are as follows:

Years ending March 31,	Amount
2011	$24,059
2012	99,444
2013	103,422
2014	17,348

$244,273

Rental expense, which also includes maintenance and parking fees for the nine months ended December 31, 2010 and 2009 was $98,216 and $94,557, respectively.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage. The manufacturer shall manufacture, package and ship such products. All products shall be purchased F.O.B., the facility by the Company. In late December, 2010, O-AT-KA produced the first full production of the chocolate and vanilla flavors of our Phase III products.

Note 11. Subsequent Events:

On January 3, 2011, we issued 50,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $563 at a conversion price of $.01125.

On January 4, 2011, we issued 40,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $451 at a conversion price of $.01125.

On January 5, 2011, we issued 30,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $345 at a conversion price of $.0115.

On January 6, 2011, we issued 38,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $447 at a conversion price of $.01175.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 11. Subsequent Events (continued):

On January 7, 2011, we issued 440,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $5,280 at a conversion price of $.012.

On January 9, 2011, we issued 60,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $720 at a conversion price of $.012.

On January 10, 2011, we issued 1,290,789 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $15,659 at a conversion price of $.01213.

On January 10, 2011, we issued 742,534 shares of common stock pursuant to a conversion of convertible notes for $1,963 and $6,948 of accrued interest as part of the March, 2009 convertible notes at a conversion price of $.012.

On January 10, 2011, we issued 1,466,666 shares of common stock pursuant to a conversion of convertible notes for $17,835 as part of the June, 2008 convertible notes at a conversion price of $.01216.

On January 11, 2011, we issued 1,496,586 shares of common stock pursuant to a conversion of convertible notes for $17,939 as part of the March, 2009 convertible notes at a conversion price of $.012.

On January 11, 2011, we issued 212,500 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,630 at a conversion price of $.012375.

On January 11, 2011, we issued 100,000 restricted shares of common stock and 12,000 warrants to extend the due date to March 31, 2011 for a certain April, 2008 short-term bridge.

On January 12, 2011, we issued 317,500 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $4,247 at a conversion price of $.013375.

On January 12, 2011, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $12,000 at a conversion price of $.012.

On January 13, 2011, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $12,000 at a conversion price of $.012.

On January 13, 2011, we issued 180,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,700 at a conversion price of $.015.

On January 18, 2011, we issued 113,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,960 at a conversion price of $.01742.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 11. Subsequent Events (continued):

On January 19, 2011, we issued 574,293 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $10,007 at a conversion price of $.017425.

On January 19, 2011, we issued 1,466,666 shares of common stock pursuant to a conversion of convertible notes for $11,665 and accrued interest payable for $5,788 as part of the June, 2008 convertible notes at a conversion price of $.01232.

On January 19, 2011, we issued 476,190 shares of common stock pursuant to a conversion of  convertible notes for $5,714 as part of the January, 2008 convertible notes at a conversion price of $.012.

On January 20, 2011, we issued 200,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,660 at a conversion price of $.0183.

On January 21, 2011, we closed on convertible debt financing in the principal amount of $290,000 with an interest rate of 10%.  The due date for the notes is July 15, 2012.  One Class A Common Stock Purchase Warrant (total of 14,833,759 warrants) was issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price.

On January 21, 2011, we issued 100,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,955 at a conversion price of $.01955.

On January 24, 2011, we issued 50,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,050 at a conversion price of $.021.

On January 24 2011, we issued 1,124,613 shares of common stock pursuant to a conversion of convertible notes for $14,545 as part of the March, 2009 convertible notes at a conversion price of $.012933.

On January 25, 2011, we issued 22,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $451 at a conversion price of $.0205.

On January 28, 2011, we issued 500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $10,125 at a conversion price of $.02025.

On January 28, 2011, we received notification of a lawsuit filed by Vintage Filings, LLC. in the state of Florida on December 30, 2010 to recover $7,507, together with interest, for past due services.  We have already recorded $7,384 of the total in our records. We expect to resolve this matter as soon as practical.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 11. Subsequent Events (continued):

On January 31, 2011, we issued 83,100 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,683 at a conversion price of $.02025.

On February 1, 2011, we closed on convertible debt financing in the principal amount of $110,000 with an interest rate of 10%.  The due date for the notes is July 15, 2012.  One Class A Common Stock Purchase Warrant (total of 5,432,099 warrants) was issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price.

On February 1, 2011, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes of $19,390 at a conversion price of $.01939.

On February 1, 2011, we issued 500,000 shares of common stock pursuant to a conversion as part of the January, 2008 notes for $9,290 at a conversion price of $.01858.

On February 1, 2011, we issued 438,980 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $8,890 at a conversion price of $.02025.

On February 2 and 3, 2011 collectively, we issued 272,500 shares of common  stock pursuant to a conversion of original 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $5,519 at a conversion price of $.02025.

On February 2, 2011, we issued 1,345,243 shares of common stock pursuant to a conversion as part of the March, 2009 notes for $25,000 at a conversion price of $.018584.

On February 2, 2011, we issued 50,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,013 at a conversion price of $.02025.

On February 3, 2011, we issued 160,500 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,250 at a conversion price of $.02025.

On February 4, 2011, we issued 161,415 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,269 at a conversion price of $.02025.

On February 10, 2011, we issued 84,393 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,597 at a conversion price of $.01892.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 11. Subsequent Events (continued):

On February 14, 2011, we issued 51,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $874 at a conversion price of $.01713.

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

OVERVIEW

Our efforts and resources were focused in our first full year operations primarily to develop our first energy drink which is called VisViva™ in which sales began in late March 2008.  We have since tabled that product with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2010.  We are a development stage company with negligible product sales to date.   Our major sources of working capital have been from various convertible note financings (primarily the October 23, 2007 and July 15, 2010 financings) and other short-term bridge loans.

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

We have completed research and development work in developing our latest dairy based product which is called “Phase III™ Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery ™ is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink.  During December, 2010, we completed our first full production run for both the chocolate and new vanilla flavors of our Phase III products.  We anticipate the development of other dairy based drink products in the third calendar quarter of 2011.

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (continued)

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last few months including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola), and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system. During January, 2011, we announced new distribution agreement with three new companies with plans to find other distribution means.

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

We implemented a 1-for-20 reverse stock split on July 7, 2010. We have restated all applicable financial information for both the nine months ended December 31, 2010 and 2009. In addition, we have provided key financial data before and after the stock split in the following table:

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Increase In Authorized Shares and Reverse Stock Split (continued)

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-2O REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE THREE AND NINE
MONTHS ENDED DECEMBER 31, 2009

	Before	Post
	Stock Split	Stock Split

For the three months ended December 31, 2009

Shares issued and outstanding	50,719,731	2,535,987

Basic loss per common share	$(0.04)	$(0.75)

Diluted loss per common share	$(0.04)	$(0.75)

Weighted average common shares outstanding - basic	42,124,396	2,106,220

Weighted average common shares outstanding - diluted	42,124,396	2,106,220

For the nine months ended December 31, 2009

Shares issued and outstanding	50,719,731	2,535,987

Basic loss per common share	$(0.13)	$(2.65)

Diluted loss per common share	$(0.13)	$(2.65)

Weighted average common shares outstanding - basic	39,815,154	1,990,758

Weighted average common shares outstanding - diluted	39,815,154	1,990,758

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

Financial Instrument Valuation

Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended December 31, 2010

We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended December 31, 2010 and 2009. As such, there is no meaningful comparison with prior periods.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009:

For the nine months ended December 31, 2010, the primary expenses related to salaries and professional fees.  Total operating expenses for the nine months ended December 31, 2010 were $1,084,231 which is lower than last year’s similar expenses for $3,084,303, mainly due to fewer employees in 2010 as compared to 2009.  Derivative income was $4,636,162, and interest income was $12,028,657 which was caused by the recording of the changes in the fair value measurements of our convertible notes payable.  As a result, we reported a net profit for the nine months ended December 31, 2010 of $15,580,714 for a basic earnings per share of $1.47 and a diluted earnings per share of $0.09.  The weighted average number of common shares outstanding for the basic earnings per share calculation was 10,574,770 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 170,087,598.

For the nine months ended December 31, 2009, most of the Company’s expenses related to salaries and related payroll taxes, marketing and promotion and professional fees.  Total operating expenses incurred for the nine months ended December 31, 2009 were $3,084,303.  The total loss for this period was $5,278,877 which includes the recognition of derivative expense for $675,524 and $1,213,710 net interest expense. Basic and diluted loss per common share was $2.65 based on a weighted average number of common shares outstanding for 1,990,758.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009:

For the three months ended December 31, 2010, the primary expenses related to marketing expense and professional fees.  Total operating expenses for the three months ended December 31, 2010 were $467,237 which is higher than last year’s similar expenses for $372,765, mainly due to increased spending marketing and promotion costs.   Derivative income  was $42,348, and interest expense was $743,709 which was caused by the recording of the changes in the fair value measurements of our convertible notes payable.  As a result, we reported a net loss for the three months ended December 31, 2010 of $1,168,953 for a basic and diluted loss  per share of $0.08.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation was 14,358,738.

Most of the Company’s expenses for the three months ended December 31, 2009 related to various general and administrative expenses that were incurred for setting up the Company for the future development of various beverage brands.  Total operating expenses incurred for the three months ended December 31, 2009 were $372,766.  As a result of the foregoing plus the recognition of derivative expense for $527,230 and $460,214 net interest expense, we reported a net loss for the three month period ended December 31, 2009 of $1,584,223.  Basic and diluted loss per common share was $0.75 based on a weighted average number of common shares outstanding for 2,106,220.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.  As a development stage company with only about three years of operations, we do not have any meaningful comparable financial information with prior periods.

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

For the nine months ended December 31, 2010:

Net cash used in operating activities was $861,190 which was mainly the effect of changes in our operating assets. Our profit of $15,580,714 is offset by non-cash items of $4,636,162 in derivative income and $12,119,591 for the changes in the fair values of our convertible notes payable.

Net cash flows generated by operating activities were inadequate to cover our working capital needs for the nine months ended December 31, 2010, and we had to rely on a new convertible debt financing as well as a short term promissory note to cover operating expenses.

Net cash used in our investing activities was $3,769, mainly for the purchase of equipment in our office as well as additional trademark expenditures.

Net cash provided by our financing activities was $851,000 which was attributed to additional new convertible notes payable in the amount of $955,000.

For the nine months ended December 31, 2009:

Net cash used in operating activities was $310,419. This is due to a net loss of $5,278,877 which is offset by non-cash items such as equity-based compensation of $1,865,628, derivative expense of $675,524 and loss on fair value adjustment of convertible notes of $820,364. Our cash flows generated by our operating activities  were inadequate to cover our working capital needs, and we had to rely on new convertible debt financings to cover operating expenses.

Net cash provided in our investing activities was $47,544, mainly from the proceeds from sale of marketable securities.

Net cash provided by our financing activities was $143,889. This was attributed to proceeds from a financing for $170,000.

External Sources of Liquidity:

For the nine months ended December 31, 2010:

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

External Sources of Liquidity (continued):

On July 15, 2010, the Company entered into a subscription agreement for a convertible debt financing in the principal amount of $900,000 with an interest rate of 10%. The due date is July 15, 2012.

On December 21, 2010, the Company entered into a promissory note in the amount of $100,000. This note is subject to an interest rate of 10% and is due the sooner of (i) January 21, 2011 or (ii) from the proceeds of the next funding.  The note was paid with the proceeds of the January 21, 2011 fnancing.

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

As of December 31, 2010, we had an accumulated shareholders’ deficit of $18,170,125 and a working capital deficit of $11,063,922, compared to an accumulated shareholders’ deficit of $33,750,839 and a working capital deficit of $27,923,071 at March 31, 2010. Cash and cash equivalents were $24,652 as of December 31, 2010 as compared to $38,611 at March 31, 2010. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

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

At December 31, 2010, we were in default on certain of our short-term bridge notes and convertible notes payable and have other substantial outstanding debt obligations

At December 31, 2010, we were in default on some short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder. Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so. We are addressing the extension of the due dates for these applicable short-term bridge loans.  We extended the convertible notes payable due date to March 31, 2011 as the result of the July, 2010 $900,000 subscription agreement for a convertible debt financing.   Further, we have secured convertible notes outstanding totaling $3,933,956 in principal face value at December 31, 2010. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%. Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III).  Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and will expire in less than one year (December 15, 2011).  After the initial term, this agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2010, we had issued and outstanding options and warrants that may be exercised into 70,843,485 (restated for recent

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 14,910,438 (restated for recent reverse stock split) shares of common stock outstanding as of December 31, 2010.

ITEM 3. –  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. –  CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures

Our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. He has concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of  December 31, 2010, as further described below.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2010. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, our internal control over financial reporting was ineffective.

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

Changes in Internal Control Over Financial Reporting. During the nine months ended December 31, 2010 , there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 5, 2009, Tuttle Motor Sports, Inc. commenced a lawsuit in the state of Florida to recover the balance

PART II – OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings(continued)

owed by us under a Letter of Agreement to sponsor a Top Fuel Dragster for the 2008 NHRA racing season in the amount of $803,750. Out of this total amount, only $300,000 is required to be paid in cash with the remainder to be paid in shares of common stock. This amount had already been recorded in our records. During May, 2010, Tuttle Motor Sports, Inc. dismissed the lawsuit without prejudice. Prior to that time, the parties went through mediation but were unable to settle. The likelihood of an unfavorable outcome cannot be evaluated as another lawsuit possibly could be filed against the Company.

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

On January 28, 2011, we received notification of a lawsuit filed by Vintage Filings, LLC. in the state of Florida on December 30, 2010 to recover $7,507, together with interest, for past due services. We have already recorded $7,384 of the total in our records. We expect to resolve this matter as soon as practical.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

fees of $164,500 were deducted from the gross proceeds for a net received amount of $735,500.  In addition, we issued 59,999,999 warrants with an exercise price of $.035 as well as another 6,000,000 warrants for finder’s fees at the same exercise price.  All of these warrants are exercisable up to July 14, 2015. We also paid $11,500 in additional finance fees for this financing from other funds.

Item 3. Defaults on Senior Securities

As of September 30, 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date to be extended to December 31, 2010 which has been agreed by the debt holder to extend to March 31, 2011.

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

On December 29, 2010, Roy Warren (CEO) made a gift of 3,600,000 shares of common stock, reflecting an ownership of 5,124,812 shares of common stock.

See Note 11-“Subsequent Events” of Notes to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(6)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(7)
(3)(2)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)	Form of Common Stock Certificate	(1)
(4)(2)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(3)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(4)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Certificate of Amendment to the Certificate of Designation of the Series A Convertible Preferred Stock	(1)
(4)(6)	Subscription Agreement for Securities dated October 23, 2007	(4)
(10)(1)	Form of Modification, Waiver and Consent Agreement, September 2008	(1)
(10)(14)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA	(2)
(10)(18)	Milk Products Cooperative, Inc.	(3)
(10)(19)	2010 Stock Compensation and Incentive Plan	(5)
(10)(20)	Subscription Agreement dated July 15, 2010	(8)
(10)(21)	Form of Convertible Promissory Note dated July 15, 2010	(8)
(10)(22)	Form of Class A Warrant dated July 2010	(8)
(10)(23)	First Amendment and Consent Agreement dated July 15, 2010	(8)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
Date: February 18, 2011

/S/Roy G. Warren
Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren	Chief Executive Officer	2/18/11
Roy G. Warren

/S/Tommy E. Kee	Chief Financial Officer	2/18/11
Tommy E. Kee