Form 10-K/A
period 2010-03-31
Attitude Drinks Inc.
filed 2011-04-21
CIK 1416183

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                           Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                            Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                                Yes [  ]   No [X]

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

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART II

PART III

PART IV

ITEM 15	Exhibits	40

	Signatures	42

	Financial Statements and Financial Statement Schedules	F1-F-37

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

Third Party License Agreement

Sub-license Agreement
On August 19, 2008, we signed an exclusive, non transferable sub-license agreement with Nutraceutical Discoveries, Inc. (licensor) for the use of exclusive rights to certain intellectual property which would have permitted unique structure-function metabolic health and weight management claims for dairy functional beverages.  We had planned to develop, market and sell to the public dairy functional beverage products based on the licensed technology . On February 24, 2010, both parties signed a termination agreement and release for this license agreement.  As part of this agreement, we gave up the exclusive and non-exclusive rights to the ingredient Innutria™ in dairy functional beverages and negotiated a final settlement amount that will be paid to Nutraceutical Discoveries, Inc. in the form of a note payable in the amount of $34,000 (thirty-four thousand dollars).  Prior to this agreement, we had paid $21,000 (twenty-one thousand dollars) of the original $55,000 (fifty-five thousand dollars).   This principal amount will be paid in equal payments of $4,250 (four thousand two hundred fifty dollars) each month for 8 (eight) months beginning on May 1, 2010 and continuing through December 1, 2010 until the balance is paid.  One payment in the amount of $4,250 has been paid.  Upon completion of the terms of the promissory note, Nutraceutical Discoveries, Inc. will forgive all debt incurred in the License Agreement and will consider the contract expired but paid-in-full, although the contract will remain expired as of September 17, 2009.   The agreement previously would have terminated on December 31, 2011.  In the event we default in not being able to pay the balance in accordance with the above schedule, Nutraceutical Discoveries retains the right to pursue the full amount due according to the license agreement through the contract expiration date of September 17, 2009 in the amount of $130,670.   During 2008, we also issued 17,500 stock options to Nutraceutical at an exercise price of $13.00 per option.

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

Market Segment Strategy
As we are a development stage company and have operated for over three years, our future strategy will be to develop our products in the four fast growing segments: sports recovery, functional milk, liquid supplements and functional water. We already have produced our first product, VisViva™, which is an energy drink; however, that product has been tabled with the intent to reintroduce this product in late 2011 as a “focus” drink. Phase III™ Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two fiscal years .

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

Employees
We currently have eight total employees, all of which are full time.  Most of these individuals are employed at the corporate office with one sales representative in New York.

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at April 9, 2010 was 1,295 . The stock prices listed below have been restated to account for the 1-for-20 reverse stock split.

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

Sale of unregistered securities
Quarter Ended March 31, 2010

On January 10, 2010, the Company entered into modification and amendment agreements with one institutional investor (Alpha Capital Anstalt) for the Company’s convertible notes with an aggregate face value of $1,624,341 (less conversions of $174,000 for a net amount of $1,450,341) as well as another institutional investor (Whalehaven  Capital Fund, Ltd.) for the Company’s convertible notes with an aggregate face value of $545,556 (total net amount for debt holders of $1,995,897) to extend the maturity dates of these notes to June 30, 2010.  As consideration for the extension, the Company issued two secured convertible notes in principal amounts of $50,000 each to both institutional investors (total of $100,000) with interest at an annual rate of 12%.  The notes mature on June 30, 2010 and are convertible into common stock at a conversion rate equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise price of warrants held by the institutional investors representing the right to purchase 2,587,537 shares to $0.16 in connection with the extended notes.

On January 28, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $208,334 to $233,334 for Alpha Capital Anstalt, an institutional investor, and from $180,556 to $205,556 for Whalehaven Capital Fund, Ltd., a second institutional investor, in exchange for $40,000 of cash from both debt holders, net of financing fees.

On January 28, 2010, the Company entered into modification and amendment agreements with four institutional investors to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 1,164,133 to 2,799,925 shares. From this total aggregate, one institutional investor’s applicable warrants (Alpha Capital Anstalt) increased from the right to purchase 637,065 shares to the right to purchase 1,455,167 shares, a second institutional investor’s applicable warrants (Whalehaven Capital Fund, Ltd.) increased from the right to purchase 481,613 shares to the right to purchase 890,703 shares, a third institutional investor applicable warrant holdings (Monarch Capital Fund Ltd.) increased from the right to purchase 30,303 to the right to purchase  303,003 shares while a fourth institutional investor (Smivel LLC) increased their specific warrants from the right to purchase 15,152 shares to the right to purchase 151,052 shares.   The agreements also reduced the exercise prices of the warrants to $0.16 per share and extended the expiration date of the warrants to July 15, 2015. In addition, the Company issued 104,167 warrants at an exercise price of $0.16 to expire in five years.

On February 1, 2010, the Company entered into an agreement to issue 55,000 shares of its restricted common stock to a consultant for financial public relations services.  The shares were valued at $0.60 per share or $33,000. The shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Approval was subsequently authorized, and these shares will be issued in May or June of 2010.

On February 10, 2010, the Company entered into an agreement to issue 37,500 shares of its restricted common stock to members of the Scientific Advisory Board for their services (7,500 restricted shares each to three of the four members and 15,000 restricted shares to the other member).  All shares were valued at $.60 per share or $22,500 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Such approval was authorized in which these shares will be issued in May or June of 2010. In addition, 50,000 non-qualified stock options were issued to the four members of the Scientific Advisory Board, (10,000 stock options each to three members and  20,000 stock options to the fourth member) at an exercise price of $.60 with the options to expire February 9, 2015.

In addition, the Company ratified the issuance of 12,000 restricted shares of common stock valued at $.60 per share or $7,200 which shares will be issued in either May or June 2010, an agreement to issue warrants to purchase 12,000 shares of common stock upon the exercise of previously issued Class A Common Stock Warrants and reduction of the exercise price of all warrants held by one of the earlier accredited investors (Steven Stock) of the non-convertible short-term bridge loans to $1.00 per share.

Also on February, 10, 2010, Endorsement Agreements were signed with two professional athletes whereas the Company agreed to issue 62,500 shares of its restricted common stock to each athlete for a total of 125,000 restricted shares of common stock as the shares were valued at $.60 (total of 125,000 restricted shares at $75,000). In addition, the Company issued 50,000 shares of its restricted common stock to our outside legal counsel for past due legal services as each share was valued at $.60 or $30,000 as well as 75,000 non-qualified stock options with an exercise price of $1.00 with the stock options to expire in five years.  All of the above restricted shares will be issued in either May or June 2010.

On February 11, 2010 and in reference to the above January 10, 2010  two new  issued notes , the Company entered into a modification and amendment agreement with two institutional investors to increase the number of warrants by a total of 104,166 warrants (from 1,455,167 warrants to 1,507,250 warrants for Alpha Capital Anstalt) an institutional investor, and from 890,703 warrants to 942,786 warrants for Whalehaven Capital Fund, Ltd., the second institutional investor, as well as modify the terms of these issued warrants whereas the exercise price of the total 104,166 warrants was reduced to $0.16, and the expiration date of the warrants was July 15, 2015.

On February 19, 2010, the Company executed an allonge for Alpha Capital Anstalt, an institutional investor, for a March 2009 secured convertible note, increasing the aggregate face value of this note from $233,334 to $288,334 in exchange for $55,000. In addition, additional 104,167 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

On March 26, 2010, the Company executed two allonges to institutional investors of the March 2009 secured convertible notes increasing the aggregate face values of these notes from $493,890 to $631,390 (from $288,334 to $359,834 for Alpha Capital Anstalt and from $205,556 to $271,556 for Whalehaven Capital Fund Ltd. in which both companies are the institutional investors) in exchange for $124,400 of cash, net of financing fees which $65,000 was received in March, 2010 and which $59,400 will be received in April, 2010.  In addition, a total of 286,458 warrants (148,958 warrants to Alpha Capital Anstalt and 137,500 warrants to Whalehaven Capital Fund, Ltd,) were issued at an exercise price of $0.16 with an expiration date of five years.

All of the net proceeds from the above new financings were used for research and development activities as well as working capital purposes.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.  All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

We are a development stage company with negligible product sales from inception through March 31, 2010.   Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing of milk based products in three fast growing segments; sports recovery, functional dairy and milk juice blends.  We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. Our efforts to date were focused in our first full year operations primarily on developing our first energy drink which is called VisViva™ in which sales began in late March 2008. We have since tabled that product with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2011.

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

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements.  Historically, we have had to rely on convertible debt financings to cover operating costs. We have no assurance that we will be able obtain additional funding to sustain our limited operations beyond twelve months based on the available cash.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. Our future operations are totally dependent upon obtaining additional funding.  Past fundings have been subject to defaults by the company’s inability to meet due dates for certain notes payable, thereby triggering anti-dilution rights which created the need to issue additional shares of common stock and/or additional warrants to purchase additional shares of common stock in order to extend the applicable due dates for  certain notes payable.  There can be no assurance that these defaults will not happen again in the future, thereby creating the potential need for additional issuances of shares of common stock and/or warrants.

We will consider equity and/or convertible debt financings, either or both of a private sale or a registered public offering of our common stock; however, at this time and with the current economy, it seems unlikely that we can obtain an underwriter.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.   Although our most recently developed “Phase III™ Recovery” drink product was recently introduced, based on historical spending, we anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. We have no commitments for material funding at this time.

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

Critical Accounting Policy

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

In May 2009, the FASB issued guidance under ASC 855 “Subsequent Events” which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance required the Company to disclose the date through which the Company has evaluated subsequent events and the basis for the date. The guidance was effective for interim periods which ended after June 15, 2009. See Note 13, “Subsequent Events”, of  the consolidated financial statements for information on the date to which subsequent events are disclosed.

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

In December 2007, the FASB issued revised guidance under ASC 805 “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of ASC 805 did not have a material impact on the Company’s financial position, results of operations or cash flows because the Company has not been involved in any business combinations during the year ended December 31, 2010.

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

All revenues were generated in the United States. The decrease in our revenues for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009 is the result of the Company’s decision to withdraw from the market our first energy drink which is called VisViva™.  The Company plans to reintroduce this product in a new format and as a “focus” drink in the future, possibly as early as late 2011.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel.  Slotting fees in the amount of $5,210 and $30,050 were recorded for the periods ended March 31, 2010 and March 31, 2009, respectively. The decrease in slotting expense for the year ended in March 31, 2010 as compared to the year ended March 31, 2009 is the direct result of the Company’s decision to table its VisViva™ product, resulting in decreased slotting expense for the period ended March 31, 2010 as compared to the period ended March 31, 2009.

We plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our new “Phase III™ Recovery” drink to new markets in the first half of the 2010 calendar year, increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

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

As stated in the above revenue section, the Company tabled its VisViva™ product line as well as stopped the production of this product, resulting in lower product and shipping costs for the year ended March 31, 2010 as compared to the year ended March 31, 2009.  In addition, the Company wrote off the remaining unsold inventory and other inventory with expired shelf lives for the VisViva™ product during the year ended March 31, 2010, resulting in an increase of $47,465 for inventory obsolescence cost.

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

Salaries, taxes and employee benefit costs
Due to limited capital and further development of our new products, the company reduced its labor force by an average of ten employees for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009, resulting in lower costs of $783,174.

Marketing and promotion
Again due to limited capital, ceasing the promotion of our VisViva™ product line and further development of our new products, the company spent less money for marketing and promotion for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009, resulting in decreased costs of $1,171.459.   The major contributor to this decrease was the cancellation of the company’s sponsorship in 2009 of a Top Fuel Dragster in the National Hot Rod Association (NHRA) circuit for approximately $1,123,000.

Consulting fees
Similar to the above, limited capital and continued development of our Phase III new product plus the elimination of three outside consultants reduced these costs for the year ended March 31, 2010 as compared to the prior year ended March 31, 2009, resulting in decreased costs of $137,736.

Professional and legal fees
These costs relate to the use of outside legal, accounting and auditing firms. Additional costs ($237.135 in 2009 compared to $207,323 in 2010) were incurred for the year ended March 31, 2009 due to the hiring of new auditors in which they audited both the 2009 and 2008 fiscal year ends.

Travel and entertainment
As the company was concentrating most of its energy in the development of new products for the year ended March 31, 2010, there were fewer travel demands placed upon the company. Further, for the year ended March 31, 2010, we employed an average of  ten fewer employees and three fewer outside consultants as many of these eliminated positions incurred travel expenses for the year ended March 31, 2009.

Product development costs
These costs increased over the prior year ending March 31, 2009 mainly for development of our next product, Phase III™.  The majority of these costs relate to the development of the packaging for $10,050 and labels for $10,000.

Stock compensation expense
For the year ended March 31, 2010, these costs relate to the recording of costs associated with the issuance of shares of common stock for $138,600 and preferred stock for $1,620,000 as stock compensation expense for being late in paying for services.

Other operating expenses
The total costs decreased by $66,749 or 17.0% over the prior year again due to limited operating capital and reduced activities, mainly for associated costs such as telephone and office expenses of $32,088 as we had fewer costs due to fewer employees and consultants for the year ended March 31, 2010.   The other main components of this category represent Board of Directors’ fees, rent expense and investors relations costs.

Other Income (Expense)

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

Our financing arrangements giving rise to	Twelve Months Ended	Twelve Months Ended
derivative financial instruments and the income effects:	March 31, 2010	March 31, 2009
Derivative income (expense):
$ 600,000 Original Face Value Convertible Note Financing	$(925,054)	$1,690,346
$ 500,000 Original Face Value Convertible Note Financing	(658,891)	926,364
$ 100,000 Original Face Value Convertible Note Financing	(166,048)	1,052,484
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(33,366)	278,920
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(33,366)	110,620
$ 60,000 Original Face Value Short Term Bridge Loan Financing	(16,683)	55,310
$ 33,000 Original Face Value Short Term Bridge Loan Financing	(9,176)	139,325
$ 55,000 Original Face Value Short Term Bridge Loan Financing	(16,950)	62,215
$ 243,333 Original Face Value Convertible Note Financing	-	134,424
$ 60,833 Original Face Value Convertible Note Financing	-	6,602
$ 120,000 Original Face Value Convertible Note Financing	(71,520)	8,400
$ 60,000 Original Face Value Convertible Note Financing	(31,800)	7,080
$ 200,000 Original Face Value Convertible Note Financing	(250,000)	-
$ 161,111 Original Face Value Convertible Note Financing	(143,520)	-
$ 50,000 Original Face Value Convertible Note Financing	(45,208)	-
$ 55,000 Original Face Value Convertible Note Financing	(41,667)
$ 137,500 Original Face Value Convertible Note Financing	55,000
Total derivative income (expense) arising from fair value adjustments	$(2,388,249)	$4,472,090

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Original Face Value Convertible Note Financing	$(2,240,995)	$(11,490)
$ 500,000 Original Face Value Convertible Note Financing	(2,812,574)	(9,576)
$ 100,000 Original Face Value Convertible Note Financing	(555,983)	240,994
$ 312,000 Original Face Value Convertible Note Financing	(1,755,062)	-
$ 120,000 Original Face Value Convertible Note Financing	(652,699)	(169)
$ 5,000 Original Face Value Convertible Note Financing	(26,994)	(25)
$ 5,000 Original Face Value Convertible Note Financing	(27,177)	(25)
$ 60,000 Original Face Value Convertible Note Financing	(326,324)	(55)
$ 70,834 Original Face Value Convertible Note Financing	(385,376)	(100)
$ 27,778 Original Face Value Convertible Note Financing	(148,582)	-
$ 200,000 Original Face Value Convertible Note Financing	(1,077,768)	-
$ 111,112 Original Face Value Convertible Note Financing	(536,079)	-
$ 161,111 Original Face Value Convertible Note Financing	(864,080)	-
$ 507,500 Original Face Value Convertible Note Financing	(2,386,971)	-
$ 50,000 Original Face Value Convertible Note Financing	(146,542)	-
$ 55,000 Original Face Value Convertible Note Financing	(270,187)	-
$ 137,500 Original Face Value Convertible Note Financing	(47,269)	-
$ 100,000 Original Face Value Convertible Note Financing	(492,958)	-
Total interest income (expense) arising from fair value adjustments	(14,753,520)	219,554

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended March 31, 2010 and the three months ended March 31, 2009.

Our financing arrangements giving rise to	Three Months Ended	Three Months Ended
derivative financial instruments and the income effects:	March 31, 2010	March 31, 2009
Derivative income (expense):
$ 600,000 Original Face Value Convertible Note Financing	$(794,291)	$62,000
$ 500,000 Original Face Value Convertible Note Financing	(587,679)	34,243
$ 100,000 Original Face Value Convertible Note Financing	(151,563)	6,849
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(16,524)	1,820
$ 120,000 Original Face Value Short Term Bridge Loan Financing	(39,952)	2,020
$ 60,000 Original Face Value Short Term Bridge Loan Financing	(8,252)	1,010
$ 33,000 Original Face Value Short Term Bridge Loan Financing	(6,799)	775
$ 55,000 Original Face Value Short Term Bridge Loan Financing	(11,383)	1,615
$ 243,333 Original Face Value Convertible Note Financing	-	-
$ 60,833 Original Face Value Convertible Note Financing	-	-
$ 120,000 Original Face Value Convertible Note Financing	(37,920)	8,400
$ 60,000 Original Face Value Convertible Note Financing	(15,000)	7,080
$ 200,000 Original Face Value Convertible Note Financing	(127,500)	-
$ 161,111 Original Face Value Convertible Note Financing	(121,868)	-
$ 50,000 Original Face Value Convertible Note Financing	(45,208)	-
$ 55,000 Original Face Value Convertible Note Financing	(41,667)	-
$137,500 Original Face Value Convertible Note Financing	55,000	-
Total derivative income (expense) arising from fair value adjustments	$(1,950,606)	$125,812

Interest income (expense) from instruments recorded at
Fair value:
$ 600,000 Original Face Value Convertible Note Financing	$(1,921,811)	$(349,651)
$ 500,000 Original Face Value Convertible Note Financing	(2,490,541)	(291,376)
$ 100,000 Original Face Value Convertible Note Financing	(495,192)	(58,275)
$ 312,000 Original Face Value Convertible Note Financing	(1,664,650)	-
$ 120,000 Original Face Value Convertible Note Financing	(615,001)	(169)
$ 5,000 Original Face Value Convertible Note Financing	(25,441)	(25)
$ 5,000 Original Face Value Convertible Note Financing	(25,624)	(25)
$ 60,000 Original Face Value Convertible Note Financing	(307,500)	(55)
$ 70,834 Original Face Value Convertible Note Financing	(363,023)	(100)
$ 27,778 Original Face Value Convertible Note Financing	(142,607)	-
$ 200,000 Original Face Value Convertible Note Financing	(1,030,797)	-
$ 111,112 Original Face Value Convertible Note Financing	(562,103)	-
$ 161,111 Original Face Value Convertible Note Financing	(827,226)	-
$507,500 Original Face Value Convertible Note Financing	(2,505,835)	-
$ 50,000 Original Face Value Convertible Note Financing	(146,542)	-
$ 55,000 Original Face Value Convertible Note Financing	(270,187)	-
$ 137,500 Original Face Value Convertible Note Financing	(47,269)	-
$ 100,000 Original Face Value Convertible Note Financing	(492,958)	-
Total interest income (expense) arising from fair value adjustments	$(13,934,307)	$(699,676)

Our derivative liabilities as of March 31, 2010, and our derivative income and expense during the twelve months ended March 31, 2010 and from inception through March 31, 2010 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the:
   $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, and the $137,500 face value convertible note and warrant financing dated March 26, 2010.

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

Loss on extinguishment of debt
We recorded losses on extinguishment of debt for the fiscal year ended March 31, 2010 for $2,291,039 and $1,125,804 for the year ended March 31, 2009 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts.

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

Net Loss
As we are a development stage company, we reported a net loss for the year ended March 31, 2010 and 2009 of $25,377,063 and $3,284,056, respectively.  The majority of the expenses for the year ended March 31, 2010 related to recording salary related costs, development and research activities for our next new products, stock compensation expense, recognition of the large derivative  and loss on extinguishment of debt expenses.  Most of the costs incurred in the prior year ended March 31, 2009 related to development of the Company, hiring of employees and various marketing programs such as NHRA racing along with the recognition of derivative income and a loss on the extinguishment of debt.   As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
Since we implemented a 1-for-20 reverse stock split on July 7, 2010 which is before the release of this Form 10K report, we have restated all of  the financial data in this section. The Company’s basic loss per common share applicable to common stockholders for the period ended March 31, 2010 and 2009 was $ (14.43) and $(6.18), respectively.  Because the Company experienced a net loss, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2010 and 2009 was 1,758,703 and 531,698, respectively.  Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 71,643,760 and 4,610,232 for March 31, 2010 and   March 31, 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Being a development stage company that began in the 2007 calendar year, we have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year. Ultimately, our ability to continue is dependent upon the achievement of profitable operations.  We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability or receive adequate funding for new product research and development activities.   These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

External Sources of Liquidity -External Debt Financing and Use of Common Stock:

External Debt Financing:

On October 23, 2007, we entered into a Securities Purchase Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants.  At the initial closing, we received gross proceeds of $600,000.  During January 2009, we entered into an agreement to extend the due date to July 1, 2009 in which the conversion price of the notes payable was changed from $6.60 to $1.00 as well as the exercise price of the applicable warrants from $10.00 to $1.00.  We are working on the extension of the debt.

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

On April 9, 2008, we entered into a financing arrangement that provided for the issuance of $120,000 face value short term bridge loans, due July 10, 2008, plus warrants to purchase 10,000 shares of our common stock and additional warrants to purchase another 10,000 shares of our common stock, representing an aggregate 20,000 shares.  We received the purchase price of $100,000 as gross proceeds. During the quarter ended September 30, 2008, we issued warrants indexed to 10,000 shares of common stock to extend the terms of the note until August 10, 2008, and we further extended the note until December 16, 2008 by issuing 12,000 shares of restricted stock as consideration.  Later in January 2009, we extended the due date of the loan from December 16, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 12,000 shares of restricted stock and additional warrants to purchase another 12,000 shares of our common stock at $1.00 per warrant.   Later in February 2010, we extended the due date to June 30, 2010 by issuing 12,000 Class B warrants indexed to shares of common stock at an exercise price of $.75 as well as 12,000 shares of restricted common stock.  In the past, these note holders have agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with these note holders.

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

On June 26, 2008, we received gross proceeds of $100,000 for the last $100,000 payment financing (third closing) from the October 23, 2007 Subscription Agreement for $1,200,000 in convertible notes and 15,152 Class A and B warrants.  We extended the due date of this loan until July 1, 2009 and reduced the conversion price of the notes from $6.60 to $1.00 as well as the exercise price of the applicable warrants from $10.00 to $1.00.

On August 5, 2008, we entered into a financing arrangement with H. John Buckman, Board Director that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase 5,000 share of our common stock at an exercise price of $10.00 plus additional warrants to purchase another 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate of 10,000 shares. We received the purchase price of $50,000 as gross proceeds. The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration.  Later in January 2009, we extended the due date of the loan from December 15, 2008 until April 30, 2009 by reducing the exercise price of the applicable warrants from $10.00 to $1.00 as well as issuing 5,500 shares of restricted stock and additional warrants to purchase another 5,500 shares of our common stock at $1.00 per warrant.  We are now in default.  In the past, this note holder has agreed to waive the default and extend the maturity date of the notes in exchange for common stock and warrants as we are now addressing this issue with this note holder.

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

On November 13, 2009, we issued an $111,111 secured convertible note in exchange for 20,000 freely tradable shares of EFT Biotech.  We have since sold all of those shares for a total cash consideration of $67,607.

On January 10, 2010, the Company entered into a modification and amendment agreement with certain holders of the Company’s convertible notes with aggregate face value of $2,169,897 less conversions of $174,000 for a net amount of $1,995,897 to extend the maturity dates of these notes to June 30, 2010.  As consideration for the extension, the Company issued two secured convertible notes in principal amounts of $50,000 each (total of $100,000) with interest at an annual rate of 12%.  The notes mature on June 30, 2010 and are convertible into common stock at a conversion rate equal to the lower of $1.00 or 80% of the average of the three lowest closing bid prices of the Company’s common stock during the twenty consecutive trading days preceding the conversion date.  As additional consideration for the extension of the maturity date, the Company lowered the exercise price of warrants to $0.16.

On January 28, 2010, the Company executed allonges to the March 2009 secured convertible notes increasing the aggregate face values of these notes from $388,890 to $438,890 in exchange for $40,000 of cash, net of financing fees.

On January 28, 2010, the Company entered into modification and amendment agreements to modify and amend the terms of warrants to purchase common stock issued in connection with the various financings that occurred from October 2007 through July 2009.  The agreements increased the number of shares the holders are entitled to purchase pursuant to the warrants from an aggregate of 1,164,133 to 2,799,925 shares.  The agreements also reduced the exercise prices of the warrants to $0.16 per share and extended the expiration date of the warrants to July 15, 2015. In addition, the Company issued warrants to purchase 104,167 shares of common stock at an exercise price of $0.16 to expire in five years.

On February 11, 2010, the Company entered into a modification and amendment agreement to modify the terms of the above January 28, 2010 previously issued 104,167 warrants whereas the exercise price was reduced to $0.16, and the expiration date of the warrants was extended to July 15, 2015.

On February 19, 2010, the Company executed an allonge to the March 2009 secured convertible notes increasing the aggregate face value of these notes from $233,334 to $288,334 in exchange for $55,000. In addition, additional 104,167 warrants were issued at an exercise price of $0.16 with an expiration date of five years.

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

All of the net proceeds from the above new financings were used for research and development activities as well as working capital purposes.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.  All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

Commitments for Common Stock:

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

On February 10, 2010, the Company entered into an agreement to issue 37,500 shares of its restricted common stock to members of the Scientific Advisory Board for their services.   All shares were valued at $.60 per share or $22,500 as the shares could not be issued at that time, pending the approval of the increase of the Company’s authorized common stock to one billion shares.  Such approval was authorized in which these shares will be issued in May or June of 2010. In addition, 50,000 non-qualified stock options were issued to the Scientific Advisory Board at an exercise price of $.60 with the options to expire February 9, 2015.  In addition, the Company ratified the issuance of 12,000 restricted shares of common stock valued at $.60 per share or $7,200 which shares will be issued in either May or June 2010, an agreement to issue warrants to purchase 12,000 shares of common stock upon the exercise of previously issued Class A Common Stock Warrants and reduction of the exercise price of all warrants held by one of the short-term bridge loan investors to $1.00 per share.

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

For the year ended March 31, 2009, the net cash used in operating activities is due to a number of factors.  We reported a net loss of $3,284,056 as well as a non-cash derivative income of $2,943,890 which were somewhat offset by an increase of $1,125,804 for the loss on debt extinguishment,  Changes in accounts payable and accrued expenses contributed to a increase in cash used by operating activities of $2,712,846.  Cash flows generated by our operating activities were inadequate to cover our cash disbursement needs for the period ended March 31, 2009, and we had to rely on new convertible debt financings to cover operating expenses. Cash used for the year ended March 31, 2009 for investing activities was $39,473 for equipment purchases and trademark costs. Net cash provided by our financing activities for the year ended March 31, 2009 was $1,148,412.  This is primarily attributed to proceeds received from short term bridge loans for $1,225,000 less financing costs.  The Company plans to continue its efforts to seek other sources of financing and will consider both equity and/or convertible debt financing, most likely from private sale offerings of our common stock.

Defaults for Convertible Notes Payable and Short-Term Non-Convertible Loans for the Year Ended March 31, 2010

Defaults on Convertible notes payable:

Although all convertible notes payable have a due date after March 31, 2010 and are not in default for any past due dates, we did not have sufficient authorized shares as of March 31, 2010 to settle all our equity indexed instruments which resulted in an event of default on all convertible notes.  The remedies for events of default include acceleration of principal and interest and a portion of the notes also include redemption provisions which allow the holders the options to redeem the notes for 120% of the principal balance plus interest.  The holders waived the default interest provisions until June 30, 2010 so beginning July 1, 2010, default interest of 15% will begin accruing on these notes until we are able to obtain sufficient authorized shares.  Notes with the redemption provision were recorded at 120% of face value.  On March 8, 2010, a notice of written consent in lieu of a special meeting was sent on March 8, 2010 to the shareholders of the company whereas the Board of Directors and shareholders authorized an Amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from One Hundred Million (100,000,000) to One Billion (1,000,000,000) shares.  This Certificate of Amendment to the Certificate of Incorporated was approved by the state of Delaware to be filed and effective on April 5, 2010 which cured the above default for insufficient authorized shares.

Defaults on Short-Term Bridge loans;

	Outstanding		Default/
Original Date	Face Amount	Last	Penalty
of Financing	Past Due	Due Date	Interest Rate %

4/2/08	$120,000	4/30/2009	15%
4/14/08	$60,000	4/30/2009	15%
5/19/08	$33,000	4/30/2009	15%
8/5/08	$55,000	4/30/2009	15%

	$268,000
Note that the Company is working on extending the due dates of these short-term bridge loans

The following table sets forth interest rates for the Company's debt financing at March 31, 2010.

	Interest Rates for Convertible Notes Payable
	For the year ended March 31, 2010

Original Note		Interest
Amount	Issue Date	% Rate

$600,000	October, 2007	10%
$312,000	January, 2008	None-discount note
$500,000	February, 2008	10%
$100,000	June, 2008	10%
$263,333	September, 2008	None-discount note
$60,833	December, 2008	None-discount note
$200,834	January, 2009	15%
$60,000	February, 2009	15%
$361,112	March, 2009	12%
$27,778	October, 2009	12%
$618,612	November, 2009	12%
$150,000	January, 2010	12%
$192,500	March, 2010	12%

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

At March 31, 2010, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations

At March 31, 2010, we were in default on short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so.  Further, we have secured convertible notes outstanding totaling $3,019,510 in principal face value at March 31, 2010.  Although we were able to extend the maturity dates of the notes until June 30, 2010, there is no assurance that we will be able to continue to extend these obligations.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%.

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

Our intellectual property rights are critical to our success ;  the loss of such rights could materially, adversely affect our business.

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

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2010 that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over the Company's financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

* Due to the complex nature of recording derivatives and similar financial instruments, we noted a need for increased coordination and review of techniques and assumptions used in recording derivatives to ensure accounting in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the investigation and a company-led accounting review, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

* Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

* The Company has hired an outside consultant to assist with controls over the review and application of derivatives to ensure accounting in conformity with generally accepted accounting principles.

* Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members as funds allow.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The directors and executive officers as of March 31, 2010 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age	Position with the Company	Year Appointed
Roy Warren 54	Chairman, Chief Executive Officer and President	2007
Michael Edwards 50	Director	2007
H. John Buckman 64	Director	2007
Tommy Kee 61	Chief Financial Officer	2007 and 2010 *

* Mr. Kee resigned as CFO in July 2009 but rejoined the Company in April 2010.

The experience and background of the Company’s directors, executive officers and significant employees follow:

Mr. Roy Warren – Chairman, Chief Executive Officer and President since September, 2007

Mr. Warren serves as our Chairman of the Board, Chief Executive Officer and President.  As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy.  Mr. Warren also serves as a director of our wholly owned subsidiary, Attitude Drink Company, Inc.  For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry.  During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company.  From 1999 to 2007, Mr. Warren was Chief Executive Officer of Bravo! Brands, Inc. in Florida, a public company which was a beverage brand-development company, similar to Attitude Drinks Incorporated.  This experience in the beverage industry as well as with a public company led to the conclusion that he should serve as a director of the Company.

Mr. Michael Edwards – Director since 2007

Mr. Edwards serves on the Board of Directors.  He currently is the sole proprietor of a chain of automobile car washes in Martin County, Florida.  Prior to this, he served as Chief Revenue Officer for Bravo! Brands, Inc. for over five years in which he led the sales team force for introduction and sales of the company’s various developed beverage brands and products.  This expertise in the development and sales of beverage products led to the conclusion that he should serve as a director of the Company.  Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm.  Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Mr. H. John Buckman – Director since 2007

Mr. Buckman serves on the Board of Directors.  He is a principal and majority shareholder of Buckman, Buckman and Reid, a licensed broker-dealer co-founded by Mr. Buckman in 1988.  Mr. Buckman also joined the Board of Center for Vocational Rehabilitation (CVR) in 1994 and was a member for ten years.  Presently, Mr. Buckman is President of the Board of Directors for Asian Youth Ministries in New Jersey.   His many years of broker-dealer experience, which provide valuable direction in the Company’s interactions in the securities market as well as his management and director experience, supports his role as director of the Company.

Mr. Tommy Kee –Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  Mr. Kee gave his letter of resignation as CFO, effective July 10, 2009 but has since rejoined the Company in April, 2010.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers as all applicable unpaid amounts have been accrued and reflected as expense:

								Change in
							Non-	Pension Value
							equity	Value &
							Incentive	Nonqualified
			Salary /		(e)	(f)	Plan	Deferred
	Principal		Consulting		Stock	Option	Comp.	Comp.	All Other
Name	Position	Year	$	Bonus $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
Roy Warren(g)	CEO	2010 (a)	$192,000	$-	$1,620,000	$-	$-	$-	$13,999	$1,825,999
Roy Warren (g)	CEO	2009 (b)	$192,000	$-	$-	$80,610	$-	$-	$14,556	$287,166

Tommy Kee (g)	CFO	2010 (c)	$57,115	$-	$-	$-	$-	$-	$2,888	$60,003
Tommy Kee (g)	CFO	2009 (d)	$150,000	$-	$-	$12,408	$-	$-	$11,514	$173,922

(a)  For the year ended March 31, 2010, Roy Warren, CEO, earned an annual base salary of $180,000 and annual director’s fees of $12,000.  Out of the total earned amount for this fiscal year, he has not been paid $77,867.

(b)  For the year ended March 31, 2009, Roy Warren, CEO, earned an annual base salary of $180,000 and annual director’s fees of $12,000.  Out of the total earned amount for this fiscal year, he has not been paid $68,123.

(c)  For the year ended March 31, 2010, Tommy Kee, CFO, earned an annual base salary of $150,000; however, he gave his letter of resignation on July 10, 2009 and performed part-time services throughout the year as an outside consultant.  He rejoined the Company as Chief Financial Officer on April 12, 2010.  Out of the total earned amount for this fiscal year, he has not been paid $51,520.

(d)  For the year ended March 31, 2009, Tommy Kee, CFO, earned an annual base salary of $150,000.  Out of the total earned amount for this fiscal year, he has not been paid $142,777.

(e)  During July 2009, Roy Warren, CEO, received 9,000,000 shares of Series A Preferred Stock for services rendered.  The Company recorded a non-cash expense for $1,620,000 based on the market price (aggregate grant date fair value computed in accordance with FASB ASC Topic 718) of $.03 times the common  stock equivalents of the preferred shares (54,000,000 common stock equivalents – 1 preferred share for 6 common shares- x $.03).

(f)  This represents the non-cash expense to recognize the costs of non-qualified stock options granted to the above executives based on the provisions of FASB Topic 718.  These grants came from the March 2009 Stock Option, Compensation and Incentive Plan.  These stock options have an exercise price of $1.00 and vest immediately with an expiration life of five (5) years.  The stock options were valued at $.18014 per stock option.

(g)  Neither executive has an employment or a consulting agreement.  The Company intends to pay these amounts either by conversions of certain past due amounts for the Company’s common stock and/or cash once the Company’s fundings and financial position will allow such payments.  Since the Company was not able to consistently make salary payments to these two named executives, the Company had to treat these payments as consulting fees.

Outstanding Equity Awards at March 31, 2010

		Option Awards					Stock Awards
Equity
Incentive Plan
								Equity	Awards: Market
			Equity					Incentive Plan	or Payout
			Incentive Plan				Market	Awards: Number	Value of
			Plan Awards:			Number of	Value of	of Unearned	Unearned Shares,
	Number of	Number of	Number of			Shares or	Shares of	Shares,Units	Units or
	Securities	Securities	Securities			Units of	Units of	or Other	Other Rights
	Underlying	Underlying	Underlying			StockThat	StockThat	Rights That	That Have
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Not
	Options #	Options #	Unearned	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options #	Price $	Date	#		#	$
Roy Warren, CEO	447,483	447,483	-	$1.00	3/31/2014	-	$-	-	$-
Tommy Kee, CFO	68,876	68,876	-	$1.00	3/31/2014	-	$-	-	$-

Total	516,359	516,359	-

Director Compensation Table

		(a)
		Fees			Non-equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid In	Stock	Option	Plan Comp.	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
H.John Buckman (b)	2010	$12,000	$-	$-	$-	$-	$-	$12,000

Mike Edwards	2010	$12,000	$-	$-	$-	$-	$-	$12,000

Roy G. Warren, CEO, is the Chairman of the Board of Directors, therefore his director compensation is reported in the Summary Compensation Table.

(a)  Each above director is compensated $1,000 per month for their roles as directors; however, no cash payments have been made for the year ended March 31, 2010.  Roy G. Warren is the only non-independent director.  The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments.  Total past due director fees are $18,000 for H. John Buckman and $14,792 for Mike Edwards.

(b)  In addition to H. John Buckman being a Director, he also is an investor and debt holder of the Company whereas the Company issued him a note payable at face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $10.00 with a life of three to five years.  Provided he exercises 5,000 certain Class A warrants, he will get the same number of replacement Class B warrants for a total of 5,000.  He also received 11,000 shares of restricted stock that related to his note payable, 1,200 shares were issued to him in 2009 for his Director services, and he received 150,000 shares of restricted stock in November, 2009 for his efforts in a financing during that month (total of 162,200 restricted shares).

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

    (3)                Includes 3,996 shares of our common stock owned by household family members. Remaining amount relates to 187,483 shares of common stock, 447,483 non-qualified stock options and 54,000,000 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)                Represents 68,876 non-qualified stock options and 750 shares of common stock

(5)                Includes 162,200 shares of common stock and 15,500 warrants

(6)                Represents 1,200 shares of common stock

There currently are no arrangements that may result in a change of ownership or control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Roy Warren’s daughter, Niki Fuller, is employed by the Company where she is in charge of all marketing functions of the company. Her previous experience was with another similar brand development company, Bravo Brands Inc., whereas she had worked in the marketing department.  Other than receiving compensation for her employment services and some stock options, she has no other direct or indirect material interest in the company. She earned $27,500 for the fiscal year ended March 31, 2010. She also has 26,500 stock options.

We assumed $47,963 in advances payable to the officers of Mason Hill Holdings, Inc. pursuant to Agreement and Plan of Merger in September 2008 in which we paid $1,500 in January, 2009 and issued 25,000 shares of common at $1.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

The Company previously issued aggregate notes of $100,000 ($50,000 in October 2007 and $50,000 in February 2008) to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes. Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents  (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents).  These shares vote with the common stock at a rate of 6 votes per share (54,000,000 total votes).

H. John Buckman is a board director of the company and is a debt holder of the company of a note payable at the face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $1.00 with a life of three to five years, and he will be entitled to an additional 5,000 warrants with at an exercise price of $15.00 if he exercises the same number of specific Class A warrants.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares of restricted stock for being a Director and 150,000 shares of restricted stock for his services related to a November 2009 financing (total of 162,200 shares of restricted stock).

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

All Other Fees

None

Audit Committee Pre-Approval Policies
Not applicable.

PART IV

ITEM 15 – EXHIBITS

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008		X
(10)(1)	Subscription Agreement for Securities dated October 23, 2007		X
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008		X
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Strategic Relationship & Supply Agreement-NutraGenesis LLC April 16, 2008		X
(10)(15)	Modification and Waiver Agreement, dated June 30, 2008		X
(10)(16)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008		X
(10)(17)	Sublicense Agreeement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010		X
(10)(18)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(19)	Subscription Securities Agreement, September 2008		X
(10)(20)	Funds Escrow Agreement September 2008		X
(10)(21)	Form of Note, September 2008	(3)
(10)(22)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(23)	Independent Contractor Agreement – F&M Merchant Group, November 2008		X
(10)(24)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(25)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008		X
(10)(26)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009		X
(10)(27)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009		X
(10)(28)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009		X
(10)(29)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009		X
(10)(30)	Form of Note, November 2009		X
(10)(31)	Modification and Amendment Letters, Form of Warrant, January 2010		X

(10)(32)	2010 Stock Compensation and Incentive Plan	(7)
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Office pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(2)    previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
(3)    previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
(4)    previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-0005)
(5)    previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)    previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
(7)    previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, there under duly authorized.

ATTITUDE DRINKS INCORPORATED

Date April 21, 2011	By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	President and Chief Executive Officer	April 21, 2011
Roy G. Warren

/s/ Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer	April 21, 2011
Tommy E. Kee

/ s/ H. John Buckman	Director	April 21, 2011
H. John Buckman

/s/ Mike Edwards	Director	April 21, 2011
Mike Edwards

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

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended March 31, 2010	Year Ended March 31, 2009	Development Stage Period From Inception (June 18, 2007) to March 31, 2010

REVENUES:
Net revenues	$6,627	$23,653	$31,224
Product and shipping costs	(98,914)	(76,309)	(175,657)
GROSS PROFIT	(92,287)	(52,656)	(144,433)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	780,010	1,563,184	3,419,383
Marketing and promotion	258,623	1,430,082	2,043,061
Consulting fees	22,131	159,867	464,409
Professional and legal fees	207,323	237,135	645,754
Travel and entertainment	6,191	105,329	213,482
Product development costs	22,550	2,450	117,500
Stock compensation expense	1,758,600	-	1,758,600
Other operating expenses	326,852	393,601	878,403
	3,382,280	3,891,648	9,540,592

LOSS FROM OPERATIONS	(3,474,567)	(3,944,304)	(9,685,025)

OTHER INCOME (EXPENSES):
Derivative income (expense)	(3,912,571)	2,943,890	(3,678,031)
Loss on extinguishment of debt	(2,291,039)	(1,125,804)	(3,416,843)
Loss of sale of assets	(8,338)	-	(8,338)
Interest and other financing costs	(15,183,048)	(1,157,838)	(16,455,102)
Impairment loss	(507,500)	-	(507,500)
	(21,902,496)	660,248	(24,065,814)
INCOME(LOSS) BEFORE PROVISION FOR INCOME TAXES	(25,377,063)	(3,284,056)	(33,750,839)
Provision for income taxes	-	-	-

NET INCOME (LOSS)	$(25,377,063)	$(3,284,056)	$(33,750,839)

Basic income/(loss) per common share	$(14.43)	$(6.18)

Diluted income/(loss) per common share	$(14.43)	$(6.18)
Weighted average common shares outstanding – basic	1,758,703	531,698

Weighted average common shares outstanding – diluted	1,758,703	531,698

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

(c)      Business Segment and Geographic Information:

The Company currently operates in one dominant industry segment that it has defined as the sports recovery-drink industry.  However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification.

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

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