Form 10-Q/A
period 2010-06-30
Attitude Drinks Inc.
filed 2011-05-26
CIK 1416183

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 31 , 2010	1) Warrants indexed to 24,000 shares of common stock 2) 12,000 shares of restricted stock

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principal payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 4(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

Total day-one derivative losses	(a )	$(6,541,644)
Total income arising from fair value adjustments	(b )	7,562,571
Derivative income (expense) inception (June 18, 2007) through June 30, 2010	(a)+ (b )	$1,020,927

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

On April 12, 2010, we issued 155,423 shares of common stock pursuant to a conversion of $24,868 in convertible notes payable at a conversion price of $0.16.

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

$315,834

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2010

Note 10. Commitments and Contingencies (continued):

Lease of office (continued)

Rental expense, which also includes maintenance and parking fees, for the three months ended June 30, 2010 was $32,712.

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

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in three fast growing segments; sports recovery, functional dairy and milk juice blends. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. We are a development stage company with negligible product sales to date.  Our major sources of working capital have been from various convertible note financings, primarily the October 23, 2007 financing, and other short-term bridge loans.

We have no assurance that we will be able to obtain additional funding to sustain our limited operations beyond twelve months based on available cash.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. Our future operations are totally dependent upon obtaining additional funding.  Past fundings have been subject to defaults by the company’s inability to meet due dates for certain notes payable, thereby triggering anti-dilution rights which created the need to issue additional shares of common stock and/or additional warrants to purchase additional shares of common stock in order to extend the applicable due dates for  certain notes payable.  There can be no assurance that these defaults will not happen again in the future, thereby creating the potential need for additional issuances of shares of common stock and/or warrants assuming that the note holders agree to such extensions.

The Product

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

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last year including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola), and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

We intend to focus on the fifteen largest markets for beverages in the United States and will pre-sell in four sales channels:  grocery, convenience, drug and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen prime markets . Certain accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  The shelf-stable and long shelf life attributes of our products will accommodate any and all distribution and warehouse systems. To accommodate this business, we will employ beverage brokers and work with the “tobacco & candy” and food service warehouse distributors like McLane Company and Sysco Foods for this business.

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

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will obtain premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces. The functional milk drinks are also expected to have approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  Singles will have higher margins than multi-packs . We expect that the average gross margin for our products will be 55%-60% depending upon the consumer response and sales channel mix.

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the year ended June 30, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change has occurred before the release of our June 30, 2010 financial statements, we have restated all applicable financial information for both the three months ended June 30, 2010 and 2009.  In addition, we have provided key financial data before and after the stock split for the three months ended June 30, 2009 in the following table:

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended June 30, 2010 and 2009. As such, there is no meaningful comparison with prior periods. The Company also made the decision to withdraw our first energy drink (VisViva™) from the market and reintroduce this product in a new format and as a “focus” drink in the future possibly as early as late 2011.

Our plan during the next few months is to implement market and sales promotion programs to introduce our new “Phase III™ Recovery” drink to new markets and customers as this will be our only revenue producing product at this time.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

For the three months ended June 30, 2010, our primary expenses related to salaries and professional fees.  Total operating expenses for the three months ended June 30, 2010 were $286,999 which is lower than last year’s similar expenses for $579,812, mainly due to fewer employees in 2010 as compared to 2009. The marketing and promotion costs of $17,644 for the three months ended June 30, 2010 were lower than the previous year’s quarterly expenses of $101,777 mainly due to the decision to stop producing and selling the VisViva™ product line in 2010. Derivative income was $4,698,958, and interest income was $13,646,002 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.   These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.   As a result, we reported a net profit for the three months ended June 30, 2010 of $18,057,799 leading to basic earnings per share of $3.75 and diluted earnings per share of $1.02 as compared to a net loss for the three months ended June 30. 2009 of $1,360,029 which includes the recognition of derivative expense of $250,887 and $524,286 net interest expense.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the three months ended June 30, 2010   was 4,819,435 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 17,659,864. The basic and diluted loss per common share for the three months ended June 30, 2009 was $1.72 based on a weighted average number of common shares outstanding of 790,306.

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

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009:

The major variances in the Condensed Consolidated Statements of Cash Flows for the three months of June 30, 2010 as compared to the three months of June 30, 2009 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income/(loss), derivative expense/(income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the three months ended June 30, 2010 for $126,043 as compared to the three months ended June 30, 2009 for $451,125 were the result of paying more accounts payable related items in 2010 with the additional financings. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the three months ended June 30, 2010 were the result of additional financings in 2010 ($80,000) compared to no new financings for the three months ended June 30, 2009.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $268,000 although we are working on extending the due dates. We are recording interest expense at the default interest rate of 15%.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.  See also Note 11 regarding subsequent events.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2010. Management concluded that control deficiencies existed as of March 31, 2010 that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members and an independent audit committee financial expert, is an important entity-level control over the Company's financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

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

ITEM 4. –     CONTROLS AND PROCEDURES (CONTINUED)

* Board to review and make recommendations to shareholders concerning the composition of the Board of Directors, with particular focus on issues of independence. The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members as funds allow.

Due to the lack of adequate financing, the Company has not hired any outside experts to design additional internal controls over financing reporting or recommend a new board director that is a financial expert.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2010, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company executed an allonge to an institutional investor, Alpha Capital Anstaldt , to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,834 to $414.834. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants to Alpha Capital Anstaldt with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

On June 2, 2010, the Company issued a total of 288,889 shares of common stock for payment of $55,000 for past due services: outside valuation consultant (138,889 shares for $25,000) and outside legal counsel (150,000 shares for $30,000).

On June 30, 2010, the Company issued warrants to purchase 12,000 shares of common stock as well as 12,000 restricted shares of Common Stock to extend the due date of one short-term bridge loan to December 31, 2010.

During the three months ended June 30, 2010, the Company issued a total of 550,236 shares of common stock for the conversions of $87,668 of convertible notes payable and $370 of accrued interest payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

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

Item 6. Exhibits

Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule	(1)
	of other documents omitted
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008	(9)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(9)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(9)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(9)
(10)(15)	Asset Purchase Agreement, and Secured Convertible
	Promissory Note, August 2008	(9)
(10)(16)	Sublicense Agreeement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(9)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18	Subscription Agreement Securities September 2008	(9)
(10)(19)	Funds Escrow Agreement September 2008	(9)
(10)(20)	Form of Note, September 2008	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008	(9)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	And Consent Agreement, January 2009	(9)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	09 Notes, Form of Warrant, February 2009	(9)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(9)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant, July 2009	(9)
(10)(28)	Form of Note, November 2009	(9)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(9)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010		X
(10)(32)	Promissory Note, dated June 17, 2010		X
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

(1)   previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A SEC Accession Number 0001144204-08-021783
(2)   previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q SEC Accession Number 0001144204-08-008934
(3)   previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q SEC Accession Number 0001144204-08-0063995
(4)   previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q SEC Accession Number 0001213900-09-0005
(5)   previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q SEC Accession No. 0001213900-09-003372
(6)   previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K SEC Accession No. 0001213900-09-002104
(7)   previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 SEC Accession No. 0001213900-10-002206
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K SEC Accession No. 0001213900-10-2857
(9)   previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A SEC Accession No. 0001213900-11-002129

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED

(Registrant)

Date: May 26, 2011

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren
Roy G. Warren	President and Chief Executive Officer	5/26/11

S/Tommy E. Kee
Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer	5/26/11