Form 10-Q/A
period 2010-09-30
Attitude Drinks Inc.
filed 2011-06-01
CIK 1416183

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 31 , 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

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
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 3.   Short-term Bridge Loans (continued):

August 5, 2008 financing:

On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of $55,000 face value short term bridge loans, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate 10,000 shares. The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest. There were no incremental penalties for the event of default; however, the notes were recorded at face value.

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.   Convertible Notes Payable:

Convertible debt carrying values consist of the following:		September 30, 2010	March 31, 2010
$312,000	Convertible Note Financing, due March 31, 2011 (a)	$265,909	$1,257,963
$600,000	Convertible Note Financing, due March 31, 2011 (b)	687,798	2,444,412
$500,000	Convertible Note Financing, due March 31, 2011 (b)	816,354	3,225,265
$100,000	Convertible Note Financing, due March 31, 2011 (b)	51,663	328,015
$243,333	Convertible Note Financing, due March 31, 2011 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2011 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2011 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2011 (e)	224,174	803,999
$5,000	Convertible Note Financing, due March 31, 2011 (e)	9,645	33,316
$5,000	Convertible Note Financing, due March 31, 2011 (e)	9,340	33,499
$60,000	Convertible Note Financing, due March 31, 2011 (e)	111,569	401,481
$70,835	Convertible Note Financing, due March 31, 2011 (e)	132,326	474,586
$507,500	Convertible Note Financing, due March 31, 2011 (f)	740,321	3,111,581
$200,000	Convertible Note Financing, due March 31, 2011 (e)	359,684	1,331,904
$161,112	Convertible Note Financing, due March 31, 2011 (e)	283,585	1,064,011
$27,778	Convertible Note Financing, due March 31, 2011 (e)	47,707	182,738
$111,111	Convertible Note Financing, due March 31, 2011 (g)	176,430	707,736
$50,000	Convertible Note Financing, due March 31, 2011 (e)	82,808	323,968
$55,000	Convertible Note Financing, due March 31, 2011 (e)	90,431	356,364
$137,500	Convertible Note Financing, due March 31, 2011 (e)	224,553	890,912
$55,000	Convertible Note Financing, due March 31, 2011 (e)	89,820	-
$100,000	Convertible Note Financing, due March 31, 2011 (h)	137,003	630,426

	Total convertible notes payable due in less than 12 months	4,913,953	17,975,009
$900,000	Convertible Note Financing, due July 15, 2012 (i)	743,583	-

	Total convertible notes payable	$5,657,536	$17,975,009

(a)	$312,000 convertible notes payable

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(d)	$60,833 convertible notes payable (continued)

Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period.

(e)	$947,224 convertible notes payable

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

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2010

Note 4.  Convertible Notes Payable (continued)

(g)	$111,111 convertible notes payable (continued)

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

Note 9 .    Fair Value Measurements:

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

Note 9 .    Fair Value Measurements (Continued):

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

OVERVIEW

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in three fast growing segments; sports recovery, functional dairy and milk juice blends. Our first product, an energy drink called VisViva™, introduced in 2008, has been  tabled with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2011. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. We are a development stage company with negligible product sales to date.   Our major sources of working capital have been from various convertible note financings (primarily the October 23, 2007 and July 15, 2010 financings) and other short-term bridge loans.

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

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will obtain premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  The functional milk drinks are also expected to have approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  Singles will have higher margins than multi-packs. We expect that the average gross margin for our products will be 55%-60% depending upon the consumer response and sales channel mix.

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the year ended June 30, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We have restated all applicable financial information for both the six months ended September 30, 2010 and 2009.   In addition, we have provided key financial data before and after the stock split for the three and six months ended September 30, 2009   in the following table:

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

Financial Instrument Valuation

Estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended September 30, 2010.

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

Our plan during the next few months is to implement market and sales promotion programs for our new “Phase III™ Recovery” drink to new markets and customers as this is our only revenue producing product at this time.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009:

For the six months ended September 30, 2010, our primary expenses related to salaries, professional and legal  fees, stock compensation expense and other operating expenses . Total operating expenses for the six months ended September 30, 2010, which included the above expenses  were $616,994 as compared to  last year’s similar expenses of $2,711,538, reflecting a total decrease of $2,094,544. The main decrease related to salaries, taxes and employee benefits for $2,060,431 due to fewer employees in 2010  as compared to 2009.

For the six months ended September 30, 2009, most of the Company’s expenses related to salaries, marketing and promotion and professional fees mainly due to more employees and increased marketing costs for promotion and sale of the VisViva™ product.

The marketing and promotion costs of $84,359 for the six months ended September 30, 2010 were lower than the previous year’s six months marketing and promotion costs of $190,716, a decrease of $106,357 due mainly to the decision to stop producing and selling the VisViva™ product line in 2010.  Professional and legal fees of $128,095 for the six months ended September 30, 2010 were lower than the $161,907 for the six months ended September 30, 2009, a decrease of $33,812 due mainly to fewer business transactions in 2010 that normally would require such professional expertise. The Company recorded a non-cash stock compensation expense of  $125,000 for the six months ended September 30, 2010 for the issuance of  common stock as payment for past due salary to the Company’s CEO, Roy Warren, compared to no similar costs for the six months ended September 30, 2009.

Derivative income was $4,593,814, and interest income was $12,772,366 for the six months ended September 30, 2010,  which was caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s six months’ results ($4,742,108 variance for derivative income and $13,525,862 variance for interest income), mainly due to the changes and volatility in the price of the Company’s stock price. As a result, we reported a net profit for the six months ended September 30, 2010 of $16,749,667 leading to  basic earnings per share of $1.98 and diluted earnings per share of $0.10 as compared to net loss for six months ended September 30, 2009 of $3,694,655 which includes the recognition of derivative expense for $148,294 and $753,496 net interest expense. The weighted average number of common shares outstanding for the basic earnings per share calculation for the six months ended September 30, 2010 was 8,457,300 where the weighted average number of common shares outstanding for the diluted earnings per share calculation was 167,970,128. The basic and diluted loss per common share for the six months ended September 30, 2009 was $3.96 based on a weighted average number of common shares outstanding of 932,786.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009:

For the three months ended September 30, 2010, the primary expenses were marketing and promotion, professional and legal fees and stock compensation expense.  Total operating expenses for the three months ended September 30, 2010 were $329,995 which is lower than last year’s similar expenses of $2,131,726 reflecting a total decrease of $1,801,731. The  main decrease related to salaries, taxes and employee benefits for $1,861,162  due to fewer employees in 2010 as compared to 2009.

Most of the Company’s expenses for the three months ended September 30, 2009 related to various general and administrative expenses (primarily salary related costs) that were incurred for setting up the Company for the future development of various beverage brands.

Professional and legal fees of $64,609 for the three months ended September 30, 2010 as compared to $109,641 for the three months ended September 30, 2009 were lower by $45,032 mainly due to fewer business transactions in 2010 that normally would require such professional expertise. The Company recorded non-cash stock compensation expense of $125,000 for the three months ended September 30, 2010 for the issuance of  common stock as payment for past due salary for the Company’s CEO, Roy Warren, compared to no similar costs for the three months ended September 30, 2009. Derivative expense  was $105,144, and interest expense was $873,636 for the three months ended September 30, 2010  which were caused by the recording of the changes in the fair value measurements of our convertible notes payable and which are significantly different ($207,737) variance for derivative expense and ($644,426) variance for interest expense, from the same items for the three months ended September 30, 2009 mainly due to the volatility and changes in the price of the Company’s stock price. As a result, we reported a net loss for the three months ended September 30, 2010 of $1,308,132 for a basic and diluted loss per share of $0.11. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation was 12,055,623.

As a result of the Company’s operating expenses for the three months ended September 30, 2009 plus the recognition of derivative income for $102,593 and $229,210 net interest expense, we reported a net loss for the three month period ended September 30, 2009 of $2,334,626.  Basic and diluted loss per common share was $2.17 based on a weighted average number of common shares outstanding for 1,073,716.

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

Net cash provided by our financing activities was $757,750 which was mainly  attributed to additional new convertible notes payable in the amount of $955,000.

For the six months ended September 30, 2009:

Net cash used in operating activities was $296,918 which was inadequate to cover our working capital needs, and we had to rely on new convertible debt financings to cover operating expenses.

Net cash used in our investing activities was $3,520 for trademark costs.

Net cash provided by our financing activities was $183,667.  This was attributed to recognizing a default redemption amount of 20% for certain convertible debts in the amount of $48,667  plus the July, 2009 financing for $145,000.

Comparison of the six months ended September 30, 2010 to the six months ended September 30, 2009:

The major variances in the Condensed Consolidated Statements of Cash Flows for the six months of September 30, 2010 as compared to the six months of September 30, 2009 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income/(loss), derivative expense/(income) and fair value adjustment of convertible notes”.   The decrease of $1,751,828 for compensatory stock and warrants for the six months ended September 30, 2010 as compared to the six months ended September 30, 2009 is the result of  fewer shares of the Company’s common stock being issued in 2010 for past due services. Changes in our accounts payable and accrued liabilities  in the Cash Flows From Operating Activities for the six months ended September 30, 2010 for ($194,322) as compared to the six months ended September 30, 2009 for $718,583 were the result of paying more accounts payable related items in 2010 with the additional financings. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the six months ended September 30, 2010 reflected more financings ($980,000) as compared to the six months ended September 30, 2009 ($145,000).

External Sources of Liquidity:

For the six months ended September 30, 2010:

On April 9, 2010, the Company received $59,400 for one of the March, 2010 allonges that had been recorded as a stock subscription receivable in March, 2010.

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,834 to $414,834. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $268,000 although we are working on extending the due dates.  We are recording interest expense at a default interest rate of 15%. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. Although we received in July 2010 a financing of $900,000 in gross proceeds, we still anticipate a need of additional funding in the range of $1,000,000 to $1,300,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.   See also Note 11 regarding subsequent events.

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

The premium and functional beverage drink industries are highly competitive. Many of our competitors have substantially greater financial, marketing, personnel and other resources than we do. Competitors in these industries include bottlers and distributors of nationally advertised and marketed products, as well as chain store and private label drinks. The principal methods of competition include brand recognition, price and price promotion, retail space management, service to the retail trade, new product introductions, packaging changes, distribution methods and advertising. We also compete for distributors, shelf space and customers primarily with other premium beverage companies. As additional competitors enter the field, our market share may fail to increase or may decrease.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) or 15d-15(e) under the Exchange Act.

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

Due to inadequate financing, the Company has not hired any outside experts to design additional internal controls over financing reporting or recommended a new board director that is a financial expert.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of September 30, 2010, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company executed an allonge to an institutional investor, Alpha Capital Anstaldt, to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of the secured notes from $359,834 to $414,834. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000. In addition, we issued 114,583 warrants to Alpha Capital Anstaldt with an exercise price of $0.16 exercisable up to July 15, 2015.

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

On July 15, 2010, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $900,000 with an interest rate of 10%. The due date is July 15, 2012.  Associated finance fees of $164,500 were deducted from the gross proceeds for a net received amount of $735,500. In addition, we issued 59,999,999 warrants with an exercise price of $.035 as well as another 6,000,000 warrants for finder’s fees at the same exercise price. All of these warrants are exercisable up to July 14, 2015.  We also paid $11,500 in additional finance fees for this financing from other funds. The table below reflects the notes payable and warrants by each investor:

	Notes	Warrants
Name of Investor	Payable	Issued

Whalehaven Capital Fund Limited	$600,000	40,000,000
Alpha Capital Anstalt	$200,000	13,333,333
Centaurian Fund	$50,000	3,333,333
Naomi Klissman	$50,000	3,333,333
sub-total	$900,000	59,999,999
PHD Capital Placement Fee		6,000,000

Total	$900,000	65,999,999

As part of the conditions for the above financing, the Company entered into a First Amendment and Consent Agreement on July 15, 2010 whereas the maturity date for all  convertible notes payable prior to the above July 15, 2010 financing were extended to March 31, 2011. These earlier notes payable have ratchet rights which allow the conversion price of the notes payable and the exercise price of the warrants to be the same terms as the above new July 15, 2010 financing.

PART II – OTHER INFORMATION (CONTINUED)

On July 21, 2010, the Company issued 8,333,333 shares of common stock to Roy Warren, CEO, for payment of past due salary for $125,000.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities, and the securities were issued with a restrictive legend.

During the three months ended September 30, 2010, the Company issued a total of 652,550 shares of common stock for the conversions of $24,602 of convertible notes payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

Item 3. Defaults on Senior Securities

As of September 30, 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date extended to December 31, 2010.

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

Item 6. Exhibits
Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule	(1)
	of other documents omitted
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible
	Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008	(11)
(10)(20)	Form of Note, September 2008	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	And Consent Agreement, January 2009	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(12)
(10)(32)	Promissory Note, dated June 17, 2010	(12)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(12)
(10)(34)	Subscription Agreement dated July 15, 2010		X
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010		X
(10)(39)	Placement Agent Agreement		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

(1)   previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession No. 0001144204-08-021783
(2)   previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession No. 0001144204-08-008934
(3)   previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-08-0063995
(4)   previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession No. 0001213900-09-0005
(5)   previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372
(6)   previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104
(7)   previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857
(9)   previously filed with the Commission on July 7,2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769
(10) previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No. 0001213900-10-002955
(11) previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129
(12) previously filed with the Commission on May 26, 2011 as an exhibit to Form 10-Q/A (SEC Accession No.0001213900-11-002935

SIGNATURES

Pursuant to the requirements  of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date:  June 1, 2011

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer