Form 10-Q/A
period 2010-12-31
Attitude Drinks Inc.
filed 2011-07-06
CIK 1416183

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

EXPLANATORY NOTE

This amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on February 18, 2011.  The Registrant is filing this amendment for the purpose of responding to SEC comments.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – December 31, 2010 (unaudited) and March 31, 2010	4
	Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2010 and 2009, Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 2.	Unregistered Sales of Equity and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	66

Item 4.	Submission of Matters to a Vote of Security Holders	67

Item 5.	Other Information/Subsequent Events	67

Item 6.	Exhibits	68

SIGNATURES	69

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

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
	Nine Months	Nine Months	From Inception
	Ended	Ended	(June 18, 2007) to
	December 31,	December 31,	December 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$15,580,714	$(5,278,877)	$(18,170,125)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	8,607	8,540	39,679
Amortization of deferred financing costs	44,620	229,952	930,680
Compensatory stock and warrants	125,000	1,865,628	3,821,449
Derivative expense/(income)	(4,636,162)	675,524	(958,131)
Fair value adjustment of convertible note	(12,119,591)	820,364	2,080,198
Impairment loss	-	-	507,500
Stock subscription receivable	59,400	-	-
Loss on debt extinguishment	1,034	205,422	3,417,877
Amortization of debt discount	39,961	-	587,320
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	7,020	8,338
Changes in operating assets and liabilities:
Accounts receivable	10,831	5,540	(142)
Prepaid expenses and other assets	33,260	103,369	(156,040)
Inventories	(114,892)	95,259	(127,605)
Accounts payable and accrued liabilities	106,028	951,840	4,664,830
Net cash (used) in operating activities	(861,190)	(310,419)	(3,350,258)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,865)	-	(31,165)
Proceeds from sale of marketable securities	-	52,589	67,663
Trademarks	(1,904)	(5,045)	(69,026)
Net cash provided (used) in investing activities	(3,769)	47,544	(32,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	955,000	170,000	2,585,000
Proceeds from short-term bridge loans payable	125,000	-	1,680,000
Costs associated with financing	(178,500)	(26,111)	(549,562)
Repayment of notes	(50,500)	-	(310,500)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	851,000	143,889	3,407,438

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(13,959)	(118,986)	24,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,611	119,637	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,652	$651	$24,652

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
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(c)           $243,333 convertible notes payable

On September 29, 2008, for cash proceeds of $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares. The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares. The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 28,333 warrants attached to this financing along with 7,083 similar warrants for the December, 2008 $60,833 financing (see note 4(d)) were redeemed in exchange for a convertible note in the amount of $70,835. Both exchanges resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)). This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(c)           $243,333 convertible notes payable (continued0

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008. The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009 .  As part of extending the due date to March 31, 2011, the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035 as part of the agreement for the July, 2010 financing of $900,000. In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

(d)           $60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate of 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default interest rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principal payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 7,083 warrants attached to this financing along with 28,333 similar warrants for the September, 2008 $243,333 financing (see Note 4 (c)) were redeemed in exchange for a convertible note in the amount of $70,835. Both exchanges resulted in an extinguishment loss of $82,484 (See Note 4(e)).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this agreement, the conversion price for the notes payable was changed to $.035.

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

(e)           $947,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate  of $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2010

Note 4.   Convertible Notes Payable (continued)

(e)           $947,224 convertible notes payable (continued)

The following table provides the details of each of the financings:
				Shares	Shares
				indexed	indexed
Face Value		Closing date	Maturity Date	to note	to warrants
$130,000	(1)	January 27, 2009	March 31, 2011	10,597,827	120,000
70,835	(2)	January 27, 2009	March 31, 2011	5,774,511	--
60,000		February 17, 2009	March 31, 2011	4,891,304	60,000
200,000		March 30, 2009	March 31, 2011	16,304,348	416,667
161,111		July 15, 2009	March 31, 2011	13,134,130	335,648
27,778		October 1, 2009	March 31, 2011	2,264,511	--
50,000		January 28, 2010	March 31, 2011	4,076,087	104,167
55,000		February 19, 2010	March 31, 2011	4,483,696	104,167
137,500		March 26, 2010	March 31, 2011	11,209,239	286,458
55,000		May 13, 2010	March 31, 2011	4,483,696	114,584

$947,224				77,219,349	1,541,691

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

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

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $7,396 in these assigned notes payable were converted into common shares of stock for the nine months ended December 31, 2010.  During the quarter ended December 31, 2010, a total of $2,794 of these assigned notes payable was converted into 152,175 shares of common stock.  These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.  All deferred finance fees will be amortized over the term life of the notes payable (2 years).  For the nine months ended December 31, 2010, we recorded $41,470 as expense for the amortization of these deferred finance fees.

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

Note 5.   Non-convertible Notes payable:

For the nine months ended December 31, 2010, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining due amount of $10,250 is required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended December 31, 2010, we anticipate making those payments in early 2011.

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

On June 2, 2010, the Board of Directors approved the issuance of 138,889 shares  (valued at $25,000) and 150,000 shares  (valued at $30,000) for a total of 288,889 shares for payment of past due services. These shares were issued from the Company’s 2010 Stock Compensation Plan which was registered on a Form S-8 registration statement filed and declared effective on May 25, 2010.

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

On January 11, 2011, we issued 100,000 restricted shares of common stock and 12,000 warrants to extend the due date to March 31, 2011 for a certain April, 2008 short-term bridge loan .

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

OVERVIEW

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing  milk based products in three fast growing segments; sports recovery, functional dairy and milk juice blends. Our first product, an energy drink called VisViva™, introduced in 2008, has been tabled with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2011. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. We are a development stage company with negligible product sales to date.  Our major sources of working capital have been from various convertible note financings (primarily the October 23, 2007 and July 15, 2010 financings) and other short-term bridge loans.

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

We intend to focus on the fifteen largest markets for beverages in the United States and will pre-sell in four sales channels:  grocery, convenience drug and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen prime markets.

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

Subsequent to December 31, 2010, during January, 2011, we announced new distribution agreements with three new companies with plans to find other distribution means.

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

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We have restated all applicable financial information for both the nine months ended December 31, 2010 and 2009.   In addition, we have provided key financial data before and after the stock split for the three and nine months ended December 31, 2009 in the following table:

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended December 31, 2010 and 2009. As such, there is no meaningful comparison with prior periods. The Company also made the decision to withdraw our first energy drink (VisViva™) from the market and reintroduce this product in a new format and as a “focus” drink in the future possibly in late 2011.

Our plan during the next few months is to implement market and sales promotion programs for our new “Phase III™ Recovery” drink to new markets and customers as this is our only revenue producing product at this time.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009:

For the nine months ended December 31, 2010, our primary expenses related to salaries, professional fees, marketing and promotion and other operating expenses . Total operating expenses for the nine months ended December 31, 2010 which included the above expenses were $1,084,231 as compared to last year’s similar expenses of $3,084,303, reflecting a total decrease of $2,000,072. The main decrease related to salaries, taxes and employee benefits of $2,075,597 due to fewer employees in 2010 as compared to 2009.

For the nine months ended December 31, 2009, most of the Company’s expenses related to salaries and related payroll taxes, marketing and promotion and professional fees mainly due to more employees and increased marketing costs for promotion and sale of the VisViva™ product.

The marketing and promotion cost of $184,848 for the nine months ended December 31, 2010 were lower than the previous year’s nine months’ marketing and promotion costs of $258,441 mainly due to the decision to stop producing and selling the VisViva™ product line in 2010; however, the Company is starting to incur costs for new marketing and sales promotion programs for the new Phase III™ Recovery drink. Professional and legal fees of $197,313 for the nine months ended December 31, 2010 were lower than the $238.400 for the nine months ended December 31, 2009, a decrease of $41,087 due mainly to fewer business transactions in 2010 that normally would require such professional expertise.  The Company recorded a non-cash stock compensation expense of $125,000 for the nine months ended December 31, 2010 for the issuance of common stock as payment for past due salary to the Company’s CEO, Roy Warren, compared to no similar costs for the nine months ended December 31, 2009.

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other operating expenses of $315,593 for the nine months ended December 31, 2010 were higher by $103,637 over last year’s expenses of $211,956 with most of the increase due to additional investor relations costs.

Derivative income was $4,636,162, and interest income was $12,028,657 for the nine months ended December 31, 2010 which was caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are significantly different with the results from last year’s nine months results ($5,311,686 variance for derivative income and $13,242,367 variance for interest income) due to the changes and volatility in the price of the Company’s stock price.  The loss on extinguishment of debt for $1,034 for the nine months ended December 31, 2010 was much lower than last year’s similar costs for the nine months ended December 31, 2009 of $205,422 mainly due to fewer modifications of loan agreements in 2010. As a result, we reported a net profit for the nine months ended December 31, 2010 of $15,580,714 leading to basic earnings per share of $1.47 and diluted earnings per share of $0.09 as compared to net loss for the nine months ended December 31, 2009 of $5,278,877 which includes the recognition of derivative expense for $675,524 and $1,213,710 net interest expense.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the nine months ended December 31, 2010 was 10,574,770 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 170,087,598. The basic and diluted loss per common share for the nine months ended December 31, 2009 was $2.65 based on a weighted average number of common shares outstanding of 1,990,758.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009:

For the three months ended December 31, 2010, primary expenses were salary expense and other operating expenses.  Total operating expenses for the three months ended December 31, 2010 were $467,237 which is higher than last year’s similar expenses for $372,766 , reflecting a total increase of $94,471. The main increase related to increased spending for investor relations costs of $108,847.

Most of the Company’s expenses for the three months ended December 31, 2009 related to various general and administrative expenses (primarily salary related costs) that were incurred for setting up the Company for the future development of various beverage brands.

Derivative income was $42,348, and interest expense was $743,709 for the three months ended December 31, 2010, which were caused by the recording of the changes in the fair value measurements of our convertible notes payable and which  are significantly different ( 569,578  variance for derivative income and ($283,495) variance for interest expense) from the same items for the three months ended December 31, 2009 (derivative expense of $527,230, interest  expense of $460,214 as well as loss on extinguishment of debt of $205,422) mainly due to the volatility and changes in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended December 31, 2010 of $1,168,953 for a basic and diluted loss per share of $0.08.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation was 14,358,738.

As a result of the Company’s operating expenses for the three months ended December 31, 2009 plus the recognition of derivative expense for $527,230 and $460,214 net interest expense, we reported a net loss for the three month period ended December 31, 2009 of $1,584,223.  Basic and diluted loss per common share was $0.75 based on a weighted average number of common shares outstanding for 2,106,220.

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

Net cash provided by our financing activities was $851,000 which was mainly attributed to additional new convertible notes payable in the amount of $955,000.

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of the nine months ended December 31, 2010 to the nine months ended December 31, 2009:

The major variances in the Condensed Consolidated Statements of Cash Flows for the nine months of December 31, 2010 as compared to the nine months of December 31, 2009 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income/(loss), derivative expense/(income) and fair value adjustment of convertible notes”.  The loss on debt extinguishment is lower in 2010 by $204,388 over the comparable period in 2009 due to fewer material modifications in the debt agreements in 2010. The decrease of $1,740,628 for compensatory stock and warrants for the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009 is the result of  fewer shares of the Company’s common stock being issued in 2010 for past due services. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the nine months ended December 31, 2010 for $106,028 as compared to the nine months ended December 31, 2009 for $951,840 were the result of paying more accounts payable related items in 2010 with the additional financings. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows from Financing Activities section for the nine months ended December 31, 2010 ($851,000) reflected more financings as compared to the nine months ended December 31, 2009 ($143,889).

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

On December 21, 2010, the Company entered into a promissory note in the amount of $100,000.  This note is subject to an interest rate of 10% and is due the sooner of (i) January 21, 2011 or (ii) from the proceeds of the next funding.  The note was paid with the proceeds of the January 21, 2011 financing .

RECENT ACCOUNTING PRONOUNCEMENTS:

See Note 1 "Recent Accounting Pronouncements Applicable to the Company” in the Notes to Condensed Consolidated Financial Statements in Item 1 for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise.  Currently we are in default in paying certain short-term bridge loans in the amount of $268,000 although we are working on extending the due dates. Please see a summary of all convertible notes and short-term bridge loans in the table below. We are recording interest expense at a default interest rate of 15% for the short-term loans.   If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of additional funding in the range of $1,500,000 to $1,800,000 for the next twelve months to meet our business plan and operating needs only. This figure does not include any new product research and development activities.  See also Note 11 regarding subsequent events.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$ 600,000	October, 2007	3/31/2011	No	-	10%	N/A	-
$ 312,000	January, 2008	3/31/2011	No	-	None-discount note	N/A	-
$ 500,000	February, 2008	3/31/2011	No	-	10%	N/A	-
$ 100,000	June, 2008	3/31/2011	No	-	10%	N/A	-
$ 263,333	September, 2008	3/31/2011	No	-	None-discount note	N/A	-
$ 60,833	December, 2008	3/31/2011	No	-	None-discount note	N/A	-
$ 200,834	January, 2009	3/31/2011	No	-	15%	N/A	-
$ 60,000	February, 2009	3/31/2011	No	-	15%	N/A	-
$ 361,112	March, 2009	3/31/2011	No	-	12%	N/A	-
$ 27,778	October, 2009	3/31/2011	No	-	12%	N/A	-
$ 618,612	November, 2009	3/31/2011	No	-	12%	N/A	-
$ 150,000	January, 2010	3/31/2011	No	-	12%	N/A	-
$ 192,500	March, 2010	3/31/2011	No	-	12%	N/A	-
$ 55,000	May, 2010	3/31/2011	No	-	12%	N/A	-
$ 900,000	July, 2011	7/15/2012	No	-	10%	N/A	-

SHORT-TERM BRIDGE LOANS

$ 120,000	April 2, 2008	Past due	Yes	$ 120,000		15%	$ 40,675
$ 120,000	April 9, 2008	12/31/2010	No	N/A	None-discount note	-	-
$ 60,000	April 14, 2008	Past due	Yes	$ 60,000		15%	$ 20,337
$ 33,000	May 19, 2008	Past due	Yes	$ 33,000		15%	$ 11,185
$ 55,000	August 5, 2008	Past due	Yes	$ 55,000		15%	$ 30,043

$ 268,000	Total amount past due			$ 268,000			$ 102,240

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

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS (continued)

At December 31, 2010, we were in default on certain of our short-term bridge notes and convertible notes payable and have other substantial outstanding debt obligations

At December 31, 2010, we were in default on some short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so. We are addressing the extension of the due dates for these applicable short-term bridge loans.  We extended the convertible notes payable due date to March 31, 2011 as the result of the July, 2010 $900,000 subscription agreement for a convertible debt financing.   Further, we have secured convertible notes outstanding totaling $3,933,956 in principal face value at December 31, 2010.  Failure to pay certain debt obligations could lead to an event of default under our convertible notes. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%. Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2010, we had issued and outstanding options and warrants that may be exercised into 70,843,485 (restated for recent reverse stock split) shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock and convertible notes payable and accrued interest payable that may be converted into 105,624,522 shares of common stock (subject to 4.99% - 9.99% beneficial ownership conversion limitations).   The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock.  Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) or 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2010. As such, management concluded that internal control over financing reporting was not effective as of the year ended March 31, 2010.  Management concluded that control deficiencies existed as of March 31, 2010 that constituted material weaknesses, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financial reporting as forth above, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2010, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1. Legal Proceedings(continued)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2010, the Company executed an allonge to an institutional investor, Alpha Capital Anstaldt, to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of the secured notes from $359,834 to $414.834. Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants to Alpha Capital Anstaldt with an exercise price of $0.16, exercisable up to July 15, 2015.

On June 30, 2010, the Company issued warrants to purchase 12,000 shares of common stock at a recorded non-cash expense of $410 as well as 12,000 restricted shares of common stock at a recorded non-cash expense of $624 to extend the due date of one short-term bridge loan held by Steven Stock to December 31, 2010.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

	Notes	Warrants
Name of Investor	Payable	Issued

Whalehaven Capital Fund Limited	$600,000	40,000,000
Alpha Capital Anstalt	200,000	13,333,333
Centaurian Fund	50,000	3,333,333
Naomi Klissman	50,000	3,333,333
sub-total	900,000	59,999,999
PHD Capital Placement Fee		6,000,000

Total	$900,000	65,999,999

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

During the three months ended December 31, 2010, the Company issued a total of 766,847 shares of common stock for the conversions of $2,794 of convertible notes payable and $14,752 of accrued interest payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption  from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

Item 3. Defaults on Senior Securities

As of December 31 , 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in the aggregate amount of $268,000 in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date extended to December 31, 2010.

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

On December 31, 2010, the Company signed a Placement Agent Agreement with Perrin Holden & Davenport Capital Corp. to engage this company in connection with the proposed private placement of secured convertible promissory notes on a best efforts basis up to an aggregate of $400,000.

See Note 11-“Subsequent Events” of Notes to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

Item 6. Exhibits

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule	(1)
	of other documents omitted
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008	(11)
(10)(20)	Form of Note, September 2008	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	And Consent Agreement, January 2009	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010		X
(10)(32)	Promissory Note, dated June 17, 2010		X
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010		X
(10)(34)	Subscription Agreement dated July 15, 2010	(12)
	(Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q, as amended for quarter ended September 30, 2010 filed June 1, 2011.)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(12)
(10)(39)	Placement Agent Agreement	(12)
(10)(40)	Promissory Note dated December 21, 2010		X
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January		X
	2011 Financing
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief FinanciaXl Officer pursuant to Rule13a-14(a)/ 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(5)   previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)   previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
(7)   previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857)
(9)   previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(10) previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No. 0001213900-10-002955)
(11) previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(12) previously filed with the Commission on June 1, 2011 as an exhibit to Form 10-Q/A (SEC Accession to No. 0001213900-11-003038)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: July 6, 2011

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer