Form 10-K
period 2011-03-31
Attitude Drinks Inc.
filed 2011-07-14
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
Commission File Number 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	65-0109088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10415 Riverside Drive, Suite # 101, Palm Beach Gardens, Florida 33410 USA
(Address of principal executive offices) (Zip Code)

Telephone number:          (561) 227-2727

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act	Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                                                                                           Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                            Yes ☐   No ☒

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
                                                                                                                                                Yes ☐   No ☒

The issuer's gross revenues for its most recent fiscal year were $61,327.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 13, 2011, based upon the $.01 per share close price of such stock on that date, was $919,538 based upon 91,953,800 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of July 13, 2011 was 102, 899,328 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

		Page
PART I

ITEM 1	Description of Business	3
ITEM 2	Description of Property	6
ITEM 3	Legal Proceedings	6
ITEM 4	Reserved

	PART II

ITEM 15	Exhibits	46

	Signatures	48

	Financial Statements and Financial Statement Schedules	F1-F47

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

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB: ATTD) began trading in June 2008.

We are a development stage enterprise as defined in the FASB Accounting Standards Codification.   All losses accumulated since inception will be considered as part of our development stage activities.  All activities to date relate to our organization, history, merger of our subsidiary, funding activities and product development.  Our fiscal year ends on March 31.

Nature of Business
Currently we are a development stage company, and our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

The Business
From 2001 to 2007, we were a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which is a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provides a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina. We stopped the production and sale of the VisViva™ product during 2010.    Our second product which is branded as “Phase III® Recovery” is a milk-based protein drink. Our co-packer for our new dairy based products is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We completed development on our second product “Phase III® Recovery” in 2010 which was introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product contains 35 grams of protein that are naturally inherent in ultra filtered milk.  The product is packaged as a retort processed shelf stable dairy-based 100% milk based sports recovery drink, currently in both chocolate and vanilla flavors, in new, state of the art, eco-friendly convenient re-sealable 14.5 oz aluminum bottles. We began distribution of this product in early 2010.  Storage, distribution and sale of this product can be done at room temperature while our current retail presence is predominantly in coolers.

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk based meal replacement in various flavors.  This product is expected to be developed and marketed in late 2011, depending on available capital.

In House Intellectual Property
Application for the trademark of Phase III® has been filed and approved by the United States Patent and Trademark Office.

While working on trademark and brand development for the dairy platform of functional drinks and protein delivery, we were approached by the owners of the entire intellectual property portfolio once developed and commercialized at Bravo Brands, Inc. On August 8, 2008, we entered into an Asset Purchase Agreement with RFC BB Holdings, LLC (seller) with a $507,500 secured convertible promissory note to purchase the right, title and interest to this intellectual property portfolio, notably “Slammers” and “Blenders”.  As these particular brands have been marketed and sold in the past, it is anticipated that these products can be reintroduced into the market much quicker and less expensive than developing a brand new product.

Production Contracts/Administration
Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc.  On December 16, 2008, the company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our latest product, Phase III® Recovery, and future new dairy-based products.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B., the facility by the company.

 Industry Trends
We are an innovative beverage brand-development company that was formed to exploit the accelerating shift in beverage consumption patterns of Americans. Consumers are embracing two distinct trends which have redefined the ever-growing single serve beverage industry. First, consumers representing all demographics are purchasing fewer “empty-calorie”, sugar sweetened, carbonated beverages, a trend that has continued for the last ten years. Second, consumers are demanding drinks with functionality, delivering either nutritional or experiential impact. During recent years, beverage consumers have demonstrated growing enthusiasm to pay significant premiums for these functional beverages while exhibiting passionate brand loyalty to the brands.

Management has extensive experience innovating functional products and pioneered the milk-based platform of this beverage “revolution” previously at Bravo! Brands Inc. During that time, management worked with Coca-Cola Enterprises (CCE) to launch branded milk beverages nationwide. We enjoy strategic relationships, know-how, creativity and perspective in this space. The two platforms that we will address, sports recovery and functional dairy, represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry.

Market Analysis
While there may be more current information, the most recent data that we have analyzed is informative.  As reported in the Beverage Digest annual “Fact Book” for 2007, the non-alcoholic single serve beverage business is $106 billion in size and grew 4.1% by volume in 2006. Carbonated soft drinks (CSD’s) declined in volume in 2005 and 2006 for the first time in 20 years. Both Coke Classic and Pepsi Cola have declined each of the last six years with Coke declining 13.2% and Pepsi declining 18%. Classic Coke declined 2% in 2006 while Pepsi Cola declined 2.5%. Emerging as leaders within the beverage industry are single serve non-carbonated brands in tea, coffee, fortified water, juice, sports drinks, milk drinks and energy drinks (carbonated). This “new age” beverage category grew 15% to $25.9 billion in 2006. Fueled by rapidly increasing consumer demand, these brands command great premiums and deliver incremental profits to brand owners, distributors and retailers. They are enjoying dominance in their respective drink platforms, and recent valuations in public security markets, and acquisitions of private companies have validated the remarkable profitability and resultant near and long term worth of these innovative brands.

Market Segment Strategy
As we are a development stage company and have operated for nearly four years, our future strategy will be to develop our products in the two fast growing segments: sports recovery and functional milk. We produced our first product, VisViva™, which is an energy drink; however, that product has been tabled for now. Phase III® Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two fiscal years.

We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, thus our response to consumer interest and demand with our latest dairy based product, “Phase III® Recovery” that was introduced in early 2010.

Competition
The beverage industry is highly competitive. The principal areas of competition are pricing, packaging, development of new products and flavors and marketing campaigns. Our products will compete with a wide range of drinks produced by a relatively large number of manufacturers, any of which have substantially greater financial, marketing and distribution resources than we do.

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We will also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the sports beverage market could cause our products to be unable to gain market share, or we could experience price erosion, which could have a material adverse effect on our business and results. According to The Beverage Industry magazine for May 2011, the domestic sports drink category is now estimated at approximately $3.8 billion annual sales.

We compete not only for customer acceptance but for maximum marketing efforts by multi-brand licensed bottlers, brokers and distributors, many of which have a principal affiliation with competing companies and brands. Certain large companies such as The Coca-Cola Company and Pepsico Inc. market and/or distribute products in that market segment such as Muscle Milk® and other protein beverages.

Marketing
Management believes that the impact of the internet and the enhanced communication systems that it has enabled have dramatically changed the way we live our lives today. There is vastly improved access to information, and the public is bombarded with messages that have diminished the value and impact of traditional media advertising. There have been increases in interest in protein RTD “ready to drink” beverages.  Industry experts indicate that the leader in protein RTD’s grew approximately 48% in the most recent year.

Strong emphasis will be placed on public relations initiatives in an effort to capture and maintain consumer awareness. Validation of the advanced science behind each introduced brand will provide clear and reliable messaging behind each functional line. Carefully developed and executed focus groups will also be conducted, designed to raise awareness about the true functionality and lifestyle enhancement offered with each innovative line.  We plan to focus on gorilla and grass roots marketing programs, investing in sponsorships and spokespeople in venues of competitive sports activities.  This strategy allows promoters to develop brand essence, communicate directly with spectators and participants and promote trial with consumers directly. This marketing approach, best executed by the Red Bull energy drink brand, escapes the filters that consumers use to reduce messaging. When executed properly, as Red Bull has, this technique defines the brand image while consumers embrace the branding as trend setting entertainment. In addition, we intend to continue participating in nationwide events and programs supporting the unique causes.

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

Increase of Authorized Shares
On March 8, 2010, a notice of written consent in lieu of a special meeting was sent to the shareholders of Attitude Drinks Incorporated whereas the Board of Directors and shareholders with a majority of the Company’s voting power as of the record date (February 9, 2010) authorized the amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from one hundred million (100,000,000) to one billion (1,000,000,000). This amendment was effective with the state of Delaware on April 5, 2010.  Even though this approval was done after the year ended March 31, 2010, the comparable financial statements for the year ended March 31, 2010 will be reflected with this increase of authorized shares to one billion (1,000,000,000).  The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000).

Reverse Stock Split one-for-twenty
On July 7, 2010, we implemented a reverse stock split in which all the issued and outstanding shares of our common stock as of the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of one share of common stock for every twenty (20) shares of common stock.  We rounded up any fractional shares of new common stock issuable in connection with the reverse stock split.   Even though the reverse stock split occurred after the year ended March 31, 2010, we have restated all applicable financial data throughout this report for the year ended March 31, 2010 for proper disclosure and comparability purposes.

Research and Development

Over the last two years, the Company spent approximately $7,900 and $22,550, respectively, on research and development activities related to the development of its VisViva™ and Phase III® Recovery products.  All costs were borned by the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

As of June 1, 2008, we moved to our current office at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.   This new five-year lease began on June 1, 2008 and will expire on May 31, 2013.  The minimum monthly base rent for March, 2011 is $8,020 (excluding variable common area maintenance charges and taxes), and the lease provides for annual 4% increases throughout its term.

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount.  No other payments have been paid.  We expect to resolve this matter as soon as practical.

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees. The Court approved a final judgment on January 11, 2010 in the sum of $3,650, court costs of $350 and interest fees of $959 for a total sum of $4,959.   We have already recorded a similar amount in our records.  As of April 2, 2010, we received a letter of notification from Nationwide Distribution Services, Inc. that at 12:00 noon on April 19, 2010, the products owned by us and stored at their facilities were sold at public auction.  This sale constituted satisfaction of the final judgment brought against us.  No further actions are required.

On September 16, 2010, Fortitech, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide goods for a certain beverage product.  Fortitech is seeking an amount of $18,584 plus interest and costs.  Both parties reached a settlement agreement on March 25, 2011 in which we agreed to pay Fortitech, Inc. a total sum of $19,020. We had already recorded the total $19,020 in our records. We agreed to pay $1,585 on May 1, 2011 which was paid and $1,585 on the first day of each following month for a total of twelve (12) months until the total is paid in full. We are current in our payments for each month.

On October 15, 2010, the Opportunity Fund, LLC filed a lawsuit in the state of Ohio  to recover $120,000 and $33,000 (total of $153,000) plus interest of 15% for two short term bridge loans that are in default.  These amounts have already been recorded on our records.  We expect to resolve this matter as soon as practical.

On January 28, 2011, we received notification of a lawsuit filed by Vintage Filings, LLC. in the state of Florida on December 30, 2010 to recover $7,507, together with interest, for past due services. Both parties agreed on a settlement amount of $7,867 which we have recorded this amount in our records. We agreed to make monthly payments in the amount of $1,500 on or before the first of the month commencing April 1, 2011. We are current in our payments for each month.

On February 23, 2011, we received notice of a lawsuit filed in the state of Florida from Co Color to recover $1,217 plus interest and court costs for past due services.  Both parties agreed on a settlement amount of $1,442 which we have recorded this amount in our records and paid this amount in March 2011. No further action is needed.

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at May 24, 2011 was 2,311. The stock prices listed below for the fiscal year of 2009/2010 have been restated for the reverse stock split implemented during 2010.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

QUARTER	HIGH BID PRICE	LOW BID PRICE

Fiscal year – 2009/2010

First Quarter	$1.20	$0.20
Second Quarter	$1.00	$0.20
Third Quarter	$1.00	$0.20
Fourth Quarter	$1.60	$0.40

Fiscal year – 2010/2011

First Quarter	$1.10	$0.05
Second Quarter	$0.15	$0.01
Third Quarter	$0.045	$0.015
Fourth Quarter	$0.067	$0.017

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exerise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
			(a)
	(a)	(b)	(c )
Equity compensation plans approved by stockholders	—	—	—

Equity compensation plans not approved by stockholders	3,800,000	$1.20	461,235
Total	3,800,000	$1.20	461,235

		(c) Avaiable to issue in future
(a) 2007 Stock Compensation and Incentive Plan for a total of(Filed on April 11, 2008 as an exhibit to Form S-1/A)	50,000	124

2010 Stock Compensation and Incentive Plan for a total of(Filed on May 25, 2010 as an exhibit to Form S-8)	3,750,000	461,111
	3,800,000	461,235
(b) Based on 1,027,069 outstanding stock options.

Sale of Unregistered Securities
Quarter Ended March 31, 2011

In connection with a January 11, 2011 agreement to extend the due date to March 31, 2011 for a non-convertible short-term bridge loan with Steven Stock for $120,000, the Company issued on March 4, 2011 Class A Warrants to purchase 12,000 common shares at an exercise price of $.05 as well as issued 100,000 shares of restricted stock to Mr. Stock.

On January 21, 2011, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $400,000 (Alpha Capital Anstalt - $100,000, Whalehaven Capital Fund, Ltd. - $75,000, Scolomo & Rochel Rifkind - $75,000, David M Lamplough - $45,000, J. Maya IRA - $45,000, PSM Holdings- $25,000, Emmy Cutler IRA - $25,000 and Centaurian Fund for $10,000) with an interest rate of 10%. The due date for the notes is July 15, 2012, and the notes are convertible into common stock at a conversion price equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.08. Subscribers in the offering included some holders of the Company’s senior secured notes and warrants. Associated finance fees of $70,000 which includes a 10% finder’s fee of $40,000 were deducted from the gross proceeds along with payment of a December 21, 2010 short term promissory note and accrued interest of $102,500 for a net received amount of $227,500 ($128,500 received in first closing on January 21, 2011 and $99,000 received in second closing on February 1, 2011).  In addition, the placement agent (Perrin Holden & Davenport Capital Corp (“PHD”) received a total of 2,046,035 restricted shares of the Company’s common stock which was equal to ten percent (10%) of the Class A warrants sold. One Class A Common Stock Purchase Warrant was issued for every share (total of 20,460,357 warrants) which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is equal to $.035, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Class A Warrants.

These securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

On February 25, 2011, the Company issued 4,156,566 shares of its restricted common stock and 1,500,000 shares from its 2010 stock plan to Tommy E. Kee, its chief financial officer, in exchange for conversion of $70,000 in accrued salary.  These restricted securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended and were issued to Mr. Kee with a restrictive legend.

On March 17, 2011, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $600,000 (J&N Invest LLC - $215,000, Whalehaven Capital Fund, Ltd. - $125,000, Alpha Capital Anstalt - $125,000, Joe & Sue Maya - $50,000, Linda R. Iennaco - $30,000, Ramshead Holding Ltd. - $30,000, and Seth Farbman for $25,000) with an interest rate of 10%. The due date for the notes is September 17, 2012, and the notes are convertible into common stock at a conversion price equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. Subscribers in the offering included some holders of the Company’s senior secured notes and warrants. Associated finance fees of $90,000 which includes a 10% cash finder’s fee of $60,000 were deducted from the gross proceeds for a net received amount of $510.000.  In addition, the placement agent (Perrin Holden & Davenport Capital Corp (“PHD”) received 3,973,510 warrants to purchase common shares which were equal to ten percent (10%) of the Class A warrants sold as well as a convertible note payable (same terms as the March 17, 2011 convertible notes payable) for a three percent (3%) non accountable expense allowance of $18,000. One Class A Common Stock Purchase Warrant was issued for every share (total of 39,735,100 warrants) which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is equal to $.02, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Class A Warrants.

On March 17, 2011 and as part of the above March, 2011 financing, the Company entered into amendment and consent agreements with all institutional and accredited investors holding all convertible notes payable to extend the maturity date of these applicable notes to March 31, 2012 except for the July, 2010 and January, 2011 convertible notes which have a due date of July 15, 2012. These agreements also allowed the conversion price of all convertible notes payable prior to the above March, 2011 financing to equal the conversion criteria of the above March 17, 2011 financing as follows:  seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date, but in no event greater than $.02.  In addition, all warrants issued from convertible note financings prior to the March, 2011 financing had the exercise price reduced to $.02.

These securities were issued in reliance upon an exemption from registration under Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

On March 18, 2011, Perrin Holden & Davenport Capital Corp (“PHD”) exercised all 6,000,000 warrants received as a placement agency fee from the July, 2010 financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant. As such, a total of 2,178,344 shares of common stock were issued to Jody Eisenman, placement agent, based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 6,000,000 warrants.

Also on March 18, 2011, David M. Lamplough exercised all 2,301,789 warrants received  from his January, 2011 convertible note financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant.  As such, a total of 835,682 restricted shares of common stock were issued to this investor based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 2,301,789 warrants.

On March 21, 2011, Centaurian Fund LP exercised all 3,333,333 warrants received from its July, 2010 convertible note financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant.  As such, a total of 1,210,191 shares of common stock were issued to this investor based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 2,301,789 warrants.

Also on March 21, 2011, Joe Maya IRA exercised all 2,301,789 warrants received  from the January, 2011 convertible note financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant.  As such, a total of 835,682 restricted shares of common stock were issued to this investor based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 2,301,789 warrants.

Also on March 21, 2011, Joe and Sue Maya exercised 2,311,258 of their total 3,311,258  warrants received  from the March, 2011 convertible note financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant.  As such, a total of 839,120 restricted shares of common stock were issued to this investor based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 2,311,258 warrants.

Also on March 21, 2011, Emmy Cutler IRA exercised all 1,278,772  warrants received  from the January, 2011 convertible note financing pursuant to the cashless exercise procedure as set forth in Section 2 of the Warrant.  As such, a total of 464,268 restricted shares of common stock were issued to this investor based on the following formula: (fair market value $.0314 less the purchase price $.02) divided by the fair market value $.0314 multiplied by the 1,278,772 warrants.

The shares of common stock issued upon exercise of these warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

Our Business Model

We are a development stage company with negligible product sales from inception through March 31, 2011.  Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments; sports recovery and functional dairy,  We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.  Our efforts were focused in our first full year operations primarily on developing our first energy drink which is called VisViva™ in which sales began in late March 2008. We have since tabled that product.

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

We completed research and development work in developing our latest dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) months long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in early 2012, depending upon available capital.

We recently organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition.  This board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

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

We will pre-sell in four sales channels; grocery, convenience, drug, and sports and gym specialty.  Certain accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  The shelf-stable and long shelf life attributes of our products will accommodate any and all distribution and warehouse systems. To accommodate this business, we will employ beverage brokers and work with the “tobacco & candy” and food service warehouse distributors like McLane Company and Sysco Foods.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  Without exception, these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  The functional milk drinks (once produced) are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  Singles will obtain higher margin than multi-packs.

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements.  Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations beyond twelve months.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. Our future operations are totally dependent upon obtaining additional funding.  Past fundings have been subject to defaults by the company’s inability to meet due dates for certain notes payable, thereby triggering anti-dilution rights which created the need to issue additional shares of common stock and/or additional warrants to purchase additional shares of common stock in order to extend the applicable due dates for  certain notes payable.  There can be no assurance that these defaults will not happen again in the future, thereby creating the potential need for additional issuances of shares of common stock and/or warrants, assuming the holders agree to further extensions.

We will consider equity and/or convertible debt financings, either or both of a private sale or a registered public offering of our common stock; however, at this time and with the current economy, it seems unlikely that we can obtain an underwriter.

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  Our most recently developed “Phase III® Recovery” drink product was introduced, in early 2010 and based on historical spending, we anticipate a need of funding in the range of $1,800,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.

This discussion and analysis of our consolidated financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles that are generally accepted in the United States of America.  Our fiscal year end is March 31.

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the year ended March 31, 2011 and 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  We have restated all applicable financial information for the year ended March 31, 2010.   In addition, we have provided key financial data before and after the stock split in the following table:

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-20 REVERSE STOCK SPLIT THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE PERIOD ENDED MARCH 31, 2010

	Before	With
	Stock Split	Stock Split

For the period ended March 31, 2010

Shares issued and outstanding	86,128,731	4,306,437

Basic loss per common share	$(0.72)	$(14.43)

Diluted loss per common share	$(0.72)	$(14.43)

Weighted average common shares outstanding - basic	35,174,069	1,758,703

Weighted average common shares outstanding - diluted	35,174,069	1,758,703

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

Financial Instrument Valuation

In estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2011, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Recent accounting pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

RESULTS OF OPERATIONS

Revenues

We are a development stage company and generated our first revenues in late March 2008. As such, there is no meaningful comparison with prior periods.

Consolidated Revenues

	For The Years Ended March 31,
	2011	2010	$ Change	% Change
Revenues	$61,327	$12,974	$48,353	372.7%
Less slotting expense	—	(5,210)	5,210	-100.0%
Less discounts	(10,967)	(1,137)	(9,830)	864.6%

Net Revenues	$50,360	$6,627	$43,733	659.9%

All revenues were generated in the United States. The increase in our revenues for the year ended March 31, 2011 as compared to the prior year ended March 31, 2010 is the result of the increased sales of the new Phase III® Recovery product that was introduced in the early part of the 2010 calendar year. Also the Company made a decision during the year ended March 31, 2010 to withdraw from the market our first energy drink which is called VisViva™.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel.  Slotting fees in the amount of $0 and $5,210 were recorded for the periods ended March 31, 2011 and March 31, 2010, respectively. The decrease in slotting expense for the year ended in March 31, 2011 as compared to the year ended March 31, 2010 is the direct result of the Company’s decision to table its VisViva™ product for the year ended March 31, 2010.  There were no slotting fees associated with the new Phase III® Recovery drink for the year ended March 31 2011.

We plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our new “Phase III® Recovery” drink to new markets in the 2011 calendar year, increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

Consolidated Product and Shipping Costs	For The Years Ended March 31
	2011	2010	$ Change	% Change
Product costs	$42,613	$7,491	$35,122	468.9%
Shipping costs	9,346	1,381	7,965	576.8%
Inventory Obsolescence	—	90,042	(90,042)	-100.0%
Total costs	$51,959	$98,914	$(46,955)	-47.5%

Note:  The Company is presently a development stage company, as such no material revenues have been reported.  The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the year ended March 31, 2011 were higher over the year ended March 31, 2010 mainly due to the increased sales of the Phase III® Recovery product which was introduced in the early part of the 2010 calendar year.  As stated in the above revenue section, the Company tabled its VisViva™ product line as well as stopped the production of this product, resulting in lower product and shipping costs for the year ended March 31, 2010.  In addition, the Company wrote off the remaining unsold inventory and other inventory with expired shelf lives for the VisViva™ product during the year ended March 31, 2010 for $90,042.

Operating Expenses
	For The Years Ended March 31
	2011	2010	$ Change	% Change
Salaries, taxes and employee benefit costs	$311,471	$780,010	$(468,539)	-60.1%
Marketing and promotion	265,358	258,623	6,735	2.6%
Consulting fees	40,329	22,131	18,198	82.2%
Professional and legal fees	260,951	207,323	53,628	25.9%
Travel and entertainment	(427)	6,191	(6,618)	-106.9%
Product development costs	7,900	22,550	(14,650)	-65.0%
Stock compensation expense	195,000	1,758,600	(1,563,600)	-88.9%
Other overhead expenses	468,441	326,852	141,589	43.3%
Total operating expenses	$1,549,023	$3,382,280	$(1,833,257)	-54.2%

Salaries, taxes and employee benefit costs
For the year ended March 31, 2011, the total expenses of $311,471 were lower by $468,539 over last year’s comparable figures of $780,010, mainly due to a reduced labor force during 2011.

Marketing and promotion
For the year ended March 31, 2011, we incurred additional costs for the introduction and promotion of our new Phase III ® Recovery drink.  The primary component of the total $265,358 costs related to the use of an outside public relations and marketing firm for $112, 995.

Consulting fees
 Consulting fees of $40,329 for the year ended March 31, 2011 were $18,198 or 82.2% higher than last year’s figures mainly due to the use of more outside sales consultants in selling our new Phase III® Recovery product in 2011.

Professional and legal fees
These costs relate to the use of outside legal, accounting and auditing firms. Total costs for the year ended March 31, 2011 of $260,951 were $53,628 or 25.9% over the previous year’s comparable costs of $207,323, mainly due to more financings that required legal services as well as additional legal costs to address various lawsuits.

Product development costs
These costs decreased over the prior year ending March 31, 2010 mainly due to the fact that most development costs for our new product, Phase III® Recovery ™ were incurred in the previous year.  Due to limited capital, we have delayed the development of other potential new products.

Stock compensation expense
For the year ended March 31, 2011, these costs relate to the recording of costs associated with the conversions of past due salaries for the company’s CEO, Roy Warren, for $125,000 and for the company’s CFO, Tommy Kee, for $70,000.  Previous year’s costs of $1,758,600 represented the issuance of shares of common stock for $138,600 and preferred stock for $1,620,000 as stock compensation expense for being late in paying for past due services.

Other operating expenses
The total costs increased by $141,589 or 43.3% over the prior year mainly due to an increase of investor relations costs of $191,591.   The other main components of this category represent Board of Directors’ fees and rent expense.

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2011:

		Inception through March 31, 2011
Our financing arrangements giving rise to derivative instruments and the income effects:
Day-one derivative losses:
$600,000	Face Value Convertible Note Financing	$(2,534,178)
$500,000	Face Value Convertible Note Financing	(899,305)
$100,000	Face Value Convertible Note Financing	(1,285,570)
$55,000	Face Value Short Term Bridge Loan Financing	(12,700)
$120,000	Face Value Convertible Note Financing	(72,251)
$60,000	Face Value Convertible Note Financing	(38,542)
$200,000	Face Value Convertible Note Financing	(119,136)
$27,778	Face Value Convertible Note Financing	(6,378)
$161,111	Face Value Convertible Note Financing	(45,846)
$111,112	Face Value Convertible Note Financing	(185,657)
$50,000	Face Value Convertible Note Financing	(182,843)
$55,000	Face Value Convertible Note Financing	(80,135)
$137,500	Face Value Convertible Note Financing	(1,023,463)
$55,000	Face Value Convertible Note Financing	(55,641)
$400,000	Face Value Convertible Note Financing	(730,079)
$600,000	Face Value Convertible Note Financing	(1,420,653)

Total day-one derivative losses		$(8,692,377)

		Inception through March 31, 2011

Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$3,293,237
$500,000	Face Value Convertible Note Financing	1,644,557
$100,000	Face Value Convertible Note Financing	1,160,708
$120,000	Face Value Short Term Bridge Loan Financing	213,668
$120,000	Face Value Short Term Bridge Loan Financing	213,668
$60,000	Face Value Short Term Bridge Loan Financing	106,834
$33,000	Face Value Short Term Bridge Loan Financing	58,758
$55,000	Face Value Short Term Bridge Loan Financing	63,256
$243,333	Face Value Convertible Note Financing	134,424
$60,833	Face Value Convertible Note Financing	6,602
$120,000	Face Value Convertible Note Financing	39,853
$60,000	Face Value Convertible Note Financing	26,766
$200,000	Face Value Convertible Note Financing	107,544
$161,111	Face Value Convertible Note Financing	144,502
$50,000	Face Value Convertible Note Financing	44,178
$55,000	Face Value Convertible Note Financing	47,719
$137,500	Face Value Convertible Note Financing	300,812
$55,000	Face Value Convertible Note Financing	1,169
$900,000	Face Value Convertible Note Financing	(608,758)
$400,000	Face Value Convertible Note Financing	129,342
$600,000	Face Value Convertible Note Financing	257,011

Total income arising from fair value adjustments		$7,385,850

Total derivative expense from inception		$(1,306,527)

Interest income (expense) from instruments recorded at fair value:		Inception Through March 31, 2011
$600,000	Face Value Convertible Note Financing	$(619,995)
$500,000	Face Value Convertible Note Financing	(790,388)
$100,000	Face Value Convertible Note Financing	(145,046)
$312,000	Face Value Convertible Note Financing	(958,604)
$120,000	Face Value Convertible Note Financing	(99,478)
$5,000	Face Value Convertible Note Financing	(6,367)
$5,000	Face Value Convertible Note Financing	(4,145)
$60,000	Face Value Convertible Note Financing	(49,685)
$70,834	Face Value Convertible Note Financing	(58,721)
$200,000	Face Value Convertible Note Financing	(166,517)
$27,778	Face Value Convertible Note Financing	(12,095)
$161,111	Face Value Convertible Note Financing	(349,546)
$111,112	Face Value Convertible Note Financing	(33,323)
$507,500	Face Value Convertible Note Financing	(198,652)
$50,000	Face Value Convertible Note Financing	(33,779)
$55,000	Face Value Convertible Note Financing	(152,154)
$137,500	Face Value Convertible Note Financing	247,814
$100,000	Face Value Convertible Note Financing	2,829
$55,000	Face Value Convertible Note Financing	(135,222)
$900,000	Face Value Convertible Note Financing	(20,921)
$400,000	Face Value Convertible Note Financing	67,052
$600,000	Face Value Convertible Note Financing	264,796

Total		$(3,252,147)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2011 and the twelve months ended March 31, 2010.

Our financing arrangements giving rise to derivated financial instruments and the income effects:		Twelve Months Ended March 31, 2011	Twelve Months Ended March 31, 2010
Derivative income (expense):

$600,000	Face Value Convertible Note Financing	$1,809,873	$(925,054)
$500,000	Face Value Convertible Note Financing	1,371,024	(658,891)
$100,000	Face Value Convertible Note Financing	274,272	(166,048)
$120,000	Face Value Short Term Bridge Loan Financing	36,521	(33,366)
$120,000	Face Value Short Term Bridge Loan Financing	36,521	(33,366)
$60,000	Face Value Short Term Bridge Loan Financing	18,260	(16,683)
$33,000	Face Value Short Term Bridge Loan Financing	10,043	(9,176)
$55,000	Face Value Short Term Bridge Loan Financing	17,991	(16,950)
$120,000	Face Value Convertible Note Financing	102,972	(71,520)
$60,000	Face Value Convertible Note Financing	51,486	(31,800)
$200,000	Face Value Convertible Note Financing	357,544	(250,000)
$161,111	Face Value Convertible Note Financing	288,022	(143,520)
$50,000	Face Value Convertible Note Financing	89,386	(45,208)
$55,000	Face Value Convertible Note Financing	89,386	(41,667)
$137,500	Face Value Convertible Note Financing	245,812	55,000
$55,000	Face Value Convertible Note Financing	1,169	—
$900,000	Face Value Convertible Note Financing	(608,758)	—
$400,000	Face Value Convertible Note Financing	129,342	—
$600,000	Face Value Convertible Note Financing	257,011	—
Total derivative income (expense) arising from fair value adjustments		4,577,877	(2,388,249)
Day-one derivative losses)		(2,206,373)	(1,524,322
Total derivative income (expense)		$2,371,504)	$(3,912,571

		Twelve Months	Twelve Months
		Ended	Ended
Interest income (expense) from instruments recorded at fair value:		March 31, 2011	March 31, 2010
$600,000	Face Value Convertible Note Financing	$1,492,317	$(2,240,995)
$500,000	Face Value Convertible Note Financing	2,032,631	(2,812,574)
$100,000	Face Value Convertible Note Financing	169,943	(555,983)
$312,000	Face Value Convertible Note Financing	796,457	(1,755,062)
$120,000	Face Value Convertible Note Financing	553,390	(652,699)
$5,000	Face Value Convertible Note Financing	20,652	(26,994)
$5,000	Face Value Convertible Note Financing	23,057	(27,177)
$60,000	Face Value Convertible Note Financing	276,694	(326,324)
$70,834	Face Value Convertible Note Financing	326,655	(385,276)
$27,778	Face Value Convertible Note Financing	136,487	(148,582)
$200,000	Face Value Convertible Note Financing	911,251	(1,077,768)
$111,112	Face Value Convertible Note Financing	502,756	(536,079)
$161,111	Face Value Convertible Note Financing	514,534	(864,080)
$507,500	Face Value Convertible Note Financing	2,188,319	(2,386,971)
$50,000	Face Value Convertible Note Financing	112,763	(146,542)
$55,000	Face Value Convertible Note Financing	118,033	(270,187)
$137,500	Face Value Convertible Note Financing	295,083	(47,269)
$100,000	Face Value Convertible Note Financing	495,787	(492,958)
$55,000	Face Value Convertible Note Financing	(135,222)	-
$900,000	Face Value Convertible Note Financing	(20,921)	-
$400,000	Face Value Convertible Note Financing	67,052	-
$600,000	Face Value Convertible Note Financing	264,798	-

Total interest income (expense) arising from fair value adjustments		11,142,516	(14,753,520)
Other interest expense		(576,502)	(429,528)
Interest income (expense) and other financing costs		$10,566,014	$(15,183,048)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value for the three months ended March 31, 2011 and the three months ended March 31, 2010.

		Three Months	Three Months
		Ended	Ended
Our financing arrangements giving rise to derivative financial instruments and the income effects:		March 31, 2011	March 31, 2010
Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$(15,227)	$(794,291)
$500,000	Face Value Convertible Note Financing	(11,535)	(587,679)
$100,000	Face Value Convertible Note Financing	(2,308)	(151,563)
$120,000	Face Value Short Term Bridge Loan Financing	18	(16,524)
$120,000	Face Value Short Term Bridge Loan Financing	-	(39,952)
$60,000	Face Value Short Term Bridge Loan Financing	-	(8,252)
$33,000	Face Value Short Term Bridge Loan Financing	-	(6,799)
$55,000	Face Value Short Term Bridge Loan Financing	(5)	(11,383)
$120,000	Face Value Convertible Note Financing	(845)	(37,920)
$60,000	Face Value Convertible Note Financing	(423)	(15,000)
$200,000	Face Value Convertible Note Financing	(2,936)	(127,500)
$161,111	Face Value Convertible Note Financing	(2,365)	(121,868)
$50,000	Face Value Convertible Note Financing	(734)	(45,208)
$55,000	Face Value Convertible Note Financing	(734)	(41,667)
$137,500	Face Value Convertible Note Financing	(2,019)	55,000
$55,000	Face Value Convertible Note Financing	(808)	-
$900,000	Face Value Convertible Note Financing	(460,459)	-
$400,000	Face Value Convertible Note Financing	129,342	-
$600,000	Face Value Convertible Note Financing	257,011	-
Total derivative income (expense) arising from fair value adjustments		(114,027)	(1,950,606)
Day-one derivative losses		(2,150,631)	(1,286,441)
Total derivative income (expense)		$(2,264,658)	$(3,237,047)

		Three Months	Three Months
		Ended	Ended
		March 31, 2011	March 31, 2010
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$(121,500)	$(1,921,811)
$500,000	Face Value Convertible Note Financing	(89,976)	(2,490,541)
$100,000	Face Value Convertible Note Financing	(55,707)	(495,192)
$312,000	Face Value Convertible Note Financing	(245,062)	(1,664,650)
$120,000	Face Value Convertible Note Financing	11,322	(615,001)
$5,000	Face Value Convertible Note Financing	(1,446)	(25,441)
$5,000	Face Value Convertible Note Financing	471	(25,624)
$60,000	Face Value Convertible Note Financing	5,661	(307,500)
$70,834	Face Value Convertible Note Financing	6,683	(363,023)
$27,778	Face Value Convertible Note Financing	10,196	(142,607)
$200,000	Face Value Convertible Note Financing	1,960	(1,030,797)
$111,112	Face Value Convertible Note Financing	6,706	(562,103)
$161,111	Face Value Convertible Note Financing	(215,199)	(827,226)
$507,500	Face Value Convertible Note Financing	80,378	(2,505,835)
$50,000	Face Value Convertible Note Financing	(112,664)	(146,542)
$55,000	Face Value Convertible Note Financing	(130,464)	(270,187)
$137,500	Face Value Convertible Note Financing	(342,205)	(47,269)
$100,000	Face Value Convertible Note Financing	33,928	(492,958)
$55,000	Face Value Convertible Note Financing	(131,086)	-
$900,000	Face Value Convertible Note Financing	(20,921)	-
$400,000	Face Value Convertible Note Financing	67,052	-
$600,000	Face Value Convertible Note Financing	264,798	-

Total interest income (expense) arising from fair value adjustments		(977,075)	(13,934,307)
Other interest expense		(485,568)	(35,031)
Interest income (expense) and other financing costs		$(1,462,643)	$(13,969,338)

Our derivative liabilities as of March 31, 2011, and our derivative income and expense during the twelve months ended March 31, 2011 and from inception through March 31, 2011 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the:
$600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010,

the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, the $137,500 face value convertible note and warrant financing dated March 26, 2010,

the $55,000 face value convertible note and warrant financing dated May 13, 2010, the $900,000 face value convertible note and warrant financing dated July 15, 2010, the $400,000 face value convertible note and warrant financing dated January 21, 2011, and the $600,000 face value convertible note and warrant financing  dated March 17, 2011

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

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2011, our management concluded that registration payments are not probable.

Loss on extinguishment of debt
We recorded losses on extinguishment of debt for the fiscal year ended March 31, 2011 for $3,264 and $2,291,039 for the year ended March 31, 2010 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts. The lower amount in 2011 is the result of fewer modifications during the year.

Interest and Other Financing Costs:
We recorded interest income for the fiscal year ended March 31, 2011 for $10,566,014 and interest expense for $15,183,048 for the year ended March 31, 2010 in connection with our debt obligations at interest rates from 10% to 15%.  The increase of $25,749,062 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We also recorded the amortization of debt discounts for $84,078 with the July, 2010, January, 2011 and March, 2011 convertible note financings for the year ended March 31, 2011.

Impairment Loss
The $507,500 for the year ended March 31, 2010 represents the write down of the costs incurred for the purchase of certain trademarks. There was no impairment loss for the year ended March 31, 2011.

Net Loss
As we are a development stage company, we reported a net profit for the year ended March 31, 2011 of $l1,383,632 and a net loss of $25,377,063 for the year ended March 31, 2010.  The majority of the expenses for the year ended March 31, 2011 related to salary related costs, marketing and promotion costs for introduction and promotion of our Phase III® Recovery drink, professional and legal fees, investor relations costs included in other overhead expenses, recognition of derivative income and interest income reflecting the changes in the fair value of the convertible debts.  Most of the costs incurred in the prior year ended March 31, 2010 related to salary related costs, development and research activities for our new products, stock compensation expense, recognition of the large derivative and  loss on extinguishment of debt expenses.   As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
Since we implemented a 1-for-20 reverse stock split on July 7, 2010, we have restated all of the financial data in this section for the year ended March 31, 2010. The Company’s basic earnings per common share applicable to common stockholders for the period ended March 31, 2011 was $0.66, and the loss per common share for the period ended March 31,2010 was $ (14.43).  The diluted earnings per common share was $0.03 for the period ended March 31, 2011, and the diluted loss per common share for the period ended March 31, 2010 was $(14.43).  Because the Company experienced a net loss for the period ended March 31, 2010, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2011 and 2010 was 17,302.251 and  1,758,703, respectively for the basic earnings/loss calculation and 355,511,621 and 1,758,703, respectively for the diluted earnings/loss calculation.  Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 425,538,843 and 71,643,760 for March 31, 2011 and   March 31, 2010, respectively.

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

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $150,000 to $175,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

•      Increased employees and related travel costs
•      Required interest payments on our convertible promissory notes payable
•      Increased product development costs for new products, packaging and marketing materials

External Sources of Liquidity-External Debt Financing and Use of Common Stock for the last three years:

External Debt Financing:

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

On December 21, 2010, the Company entered into a promissory note in the amount of $100,000.  This note is subject to an interest rate of 10% and is due the sooner of (i) January 21, 2011 or (ii) from the proceeds of the next funding.  The note was paid in connection with a January 11, 2011 agreement to extend the due date to March 31, 2011 for a non-convertible short-term bridge loan with an accredited investor for $120,000, the Company issued on March 4, 2011 Class A Warrants to purchase 12,000 common shares at an exercise price of $.05 as well as issued 100,000 shares of restricted stock to the lender.

In connection with a January 11, 2011 agreement to extend the due date to March 31, 2011 for a non-convertible short-term bridge loan with an accredited investor for $120,000, the Company issued on March 4, 2011 Class A Warrants to purchase 12,000 common shares at an exercise price of $.05 as well as issued 100,000 shares of restricted stock to the lender.

On January 21, 2011, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $400,000 with an interest rate of 10%. The due date for the notes is July 15, 2012, and the notes are convertible into common stock at a conversion price equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.08. Subscribers in the offering included some holders of the Company’s senior secured notes and warrants. Associated finance fees of $70,000 which includes a 10% finder’s fee of $40,000 were deducted from the gross proceeds along with payment of a December 21, 2010 short term promissory note and accrued interest of $102,500 for a net received amount of $227,500 ($128,500 received in first closing on January 21, 2011 and $99,000 received in second closing on February 1, 2011).  In addition, the placement agent received a total of 2,046,035 restricted shares of the Company’s common stock which was equal to ten percent (10%) of the Class A warrants sold. One Class A Common Stock Purchase Warrant was issued for every share (total of 20,460,357 warrants) which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is equal to $.035, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Class A Warrants.

On March 17, 2011, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $600,000 with an interest rate of 10%. The due date for the notes is September 17, 2012, and the notes are convertible into common stock at a conversion price equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. Subscribers in the offering included some holders of the Company’s senior secured notes and warrants. Associated finance fees of $90,000 which includes a 10% cash finder’s fee of $60,000 were deducted from the gross proceeds for a net received amount of $510.000.  In addition, the placement agent received 3,973,510 warrants to purchase common shares which was equal to ten percent (10%) of the Class A warrants sold as well as a convertible note payable (same terms as the March 17, 2011 convertible notes payable) for a three percent (3%) non accountable expense allowance of $18,000.. One Class A Common Stock Purchase Warrant was issued for every share (total of 39,735,100 warrants) which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is equal to $.02, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Class A Warrants.

On March 17, 2011 and as part of the above March, 2011 financing, the Company entered into amendment and consent agreements with all institutional and accredited investors holding all convertible notes payable to extend the maturity date of these applicable notes to March 31, 2012 except for the July, 2010 and January, 2011 convertible notes as they already have a due date of July 15, 2012. These agreements also allowed the conversion price of all convertible notes payable prior to the above March, 2011 financing to equal the conversion criteria of the above March 17, 2011 financing as follows:  seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date, but in no event greater than $.02.  In addition, all warrants issued from convertible note financings prior to the March, 2011 financing had the exercise price reduced to $.02.

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

Commitments for Common Stock for the last three years:

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

On January 21, 2011, we issued 2,046,035 restricted shares of common stock to the private placement agent for a finder’s fee for the January, 2011 $400,000 financing.

On February 25, 2011, the Company issued 4,156,566 shares of its restricted common stock and 1,500,000 shares from its stock plan to Tommy E. Kee, its chief financial officer, in exchange for conversion of $70,000 in accrued salary.  In addition, the Company issued 1,500,000 shares from its stock plan to two outside legal counsel members for past due services.

Information about our cash flows

	For The Year Ended
	March 31,	March 31,
	2011	2010
Cash provided by (used in):

Operating activities	$(1,732,422)	$(423,548)

Investing activities	$(4,102)	$61,733

Financing activities	$1,931,250	$280,789

For the year ended March 31, 2011, the net cash used in operating activities was due to the following items.  We reported a net profit of $11,383,632 which was offset by recording the fair value adjustment of the convertible notes for $11,142,516, derivative income for $2,371,504 and recording of $195,000 for compensatory stock.  Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings to cover operating costs. Cash provided by investing activities increased due to the proceeds from the issuance of additional convertible debt financings for proceeds of $1,955,000.

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

Defaults for Convertible Notes Payable and Short-Term Non-Convertible Loans for the Year Ended March 31, 2011

At March 31, 2011, all but one of our short-term bridge notes were past due.  Our convertible notes are due from March 31, 2012 through September 17, 2012.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the period ended March 31, 2011:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE YEAR ENDED MARCH 31, 2011

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2012	No	-	10%	N/A	-
$312,000	January, 2008	3/31/2012	No	-	None-discount note	N/A	-
$500,000	February, 2008	3/31/2012	No	-	10%	N/A	-
$100,000	June, 2008	3/31/2012	No	-	10%	N/A	-
$263,333	September, 2008	3/31/2012	No	-	None-discount note	N/A	-
$60,833	December, 2008	3/31/2012	No	-	None-discount note	N/A	-
$200,834	January, 2009	3/31/2012	No	-	15%	N/A	-
$60,000	February, 2009	3/31/2012	No	-	15%	N/A	-
$361,112	March, 2009	3/31/2012	No	-	12%	N/A	-
$27,778	October, 2009	3/31/2012	No	-	12%	N/A	-
$618,612	November, 2009	3/31/2012	No	-	12%	N/A	-
$150,000	January, 2010	3/31/2012	No	-	12%	N/A	-
$192,500	March, 2010	3/31/2012	No	-	12%	N/A	-
$55,000	May, 2010	3/31/2012	No	-	10%	N/A	-
$900,000	July, 2011	7/15/2012	No	-	10%	N/A	-
$400,000	January, 2011	7/15/2012	No	-	10%	N/A	-
$600,000	March, 2011	9/17/2012	No	-	10%	N/A	-

SHORT-TERM BRIDGE LOANS

$120,000	April 2, 2008	Past due	Yes	$120,000		15%	$45,113
$120,000	April 9, 2008	3/31/2011	No	N/A	None-discount note	-	-
$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$22,556
$33,000	May 19, 2008	Past due	Yes	$33,000		15%	$12,406
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$32,077

$388,000	Total amount past due			$268,000			$112,152

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

As of March 30, 2011, we had an accumulated shareholders’ deficit of $14,215,259 and a working capital deficit of $11,861,608, compared to an accumulated shareholders’ deficit of $27,837,246 and a working capital deficit of $27,923,071 at March 31, 2010. Cash and cash equivalents were $233,337 as of March 31, 2011 as compared to $38,611 at March 31, 2010. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At March 31, 2011, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At March 31, 2011, we were in default on short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so.  Further, we have secured convertible notes outstanding totaling $4,441,901 in principal face value at March 31, 2011.  Failure to pay certain debt obligations could lead to an event of default under our convertible notes. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2012, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%.

Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further, certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery).  Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and will expire in less than one year (December 15, 2011).  After the initial term, this agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Our intellectual property rights are critical to our success; the loss of such rights could materially, adversely affect our business.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of March 31, 2011, we had issued and outstanding options and warrants that may be exercised into 117,497,509 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, convertible notes totaling $4,441,901 and accrued interest payable of $647,119 which together may be converted into 254,041,334 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 65,956,004 shares of common stock outstanding as of March 31, 2011.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2011 and 2010 are contained on Pages F-1 to F-47 which follows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2011.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2011 that constituted material weaknesses, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financing reporting as set forth above, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

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

Due to inadequate financing, the Company has not hired any outside experts to design  additional internal controls over financial reporting or recommend a new board director that is a financial expert.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers as of March 31, 2011 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age	Position with the Company	Year Appointed
Roy Warren 55	Chairman, Chief Executive Officer and President	2007
Michael Edwards 51	Director	2007
H. John Buckman 65	Director	2007
Tommy Kee 62	Chief Financial Officer	2007,2010*
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

Mr. Tommy Kee –Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  Mr. Kee gave his letter of resignation as CFO, effective July 10, 2009 but rejoined the Company in April, 2010.

Compliance with Section 16(a) of the Exchange Act

Based on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a), we report the following:  (1) during the fiscal year ended March 31, 2011, Mr. Roy Warren (CEO) filed a Form 4 on August 3, 2010 late for a conversion of $125,000 of his past due unpaid wages for 8,333,333 restricted shares of common stock that occurred on July 21, 2010. He also filed a Form 4 late on October 26, 2010 for purchase of shares of common stock on the open market as follows:  45,800 shares on October 11, 2020, 15,129 shares on October 12, 2010, 24,071 shares on October 14, 2010 and 15,000 shares on October 15, 2010.

Mr. Warren also filed a Form 4 late on November 12, 2010 for purchase of shares of common stock on the open market for 50,000 shares on November 4, 2010. He also filed a Form 4 late on February 2, 2011 for a gift he made of 3,600,000 shares of common stock on December 29, 2010.

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

Committees

Although we have a majority of independent directors due to the lack of adequate capital, we do not have a separately designated audit committee, nominating committee, compensation committee or a person designated as an audit committee member financial expert.  We do not have a separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to our stockholders at the present time.  If we are successful in our efforts to secure additional capital, the resources may be available to appoint additional directors, have a separately designated audit committee, nominating committee, compensation committee and a person designated as an audit committee member financial expert. All directors participate in nominations of directors, and there is no formal nomination charter or policy in regard to recommendation of directors by shareholders due to the Company’s size and operations.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers, and unpaid amounts have been accrued and reflected as expense:

								Change in
								Pension Value
								Value &
							Non-equity	Nonqualified
					(e)		Incentive	Deferred	(g)
	Principal		Salary /		Stock	Option	Plan Comp.	Comp.	All Other
Name	Position	Year	Consulting $	Bonus $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
Roy Warren(f)	CEO	2011 (a)	$295,077	$-	$-	$-	$-	$-	$19,577	$314,654
Roy Warren (f)	CEO	2010 (b)	$192,000	$-	$1,620,000	$-	$-	$-	$13,999	$1,825,999

Tommy Kee (f)	CFO	2011 (c)	$143,500	$-	$-	$-	$-	$-	$12,344	$155,844
Tommy Kee (f)	CFO	2010 (d)	$57,115	$-	$-	$-	$-	$-	$2,888	$60,003

(a)  For the year ended March 31, 2011, Roy Warren, CEO, earned an annual base salary of $150,000.  His previous annual salary of $180,000 was reduced during July, 2010 with the expectation to return back to this amount once adequate capital is available.  The $295,077 amount reflects his salary of $158,077, annual director’s fees of $12,000 and $125,000 for a conversion of previous years’ past due salary into 8,333,333 restricted shares of common stock.

(b)  For the year ended March 31, 2010, Roy Warren, CEO, earned an annual base salary of $180,000 and annual director’s fees of $12,000.  Out of the total earned amount for this fiscal year, he has not been paid $77,867.

(c)  For the year ended March 31, 2011, Tommy Kee, CFO, earned an annual base salary of $84,000. His previous annual salary of $150,000 was reduced during July, 2010 with the expectation to return back to this amount once adequate capital is available.  The $143,500 amount reflects his salary of $73,500 and $70,000 for a conversion of previous years’ past due salary into a total of 5,656,566 shares of common stock with 4,156,566 of the total being restricted shares. Out of the total earned amount for this fiscal year, he has not been paid $21,615.

(d)  For the year ended March 31, 2010, Tommy Kee, CFO, earned an annual base salary of $150,000; however, he gave his letter of resignation on July 10, 2009 and performed part-time services throughout the year as an outside consultant.  He rejoined the Company as Chief Financial Officer on April 12, 2010.  Out of the total earned amount for this fiscal year, he has not been paid $51,520.

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

(f)  Neither executive has an employment or a consulting agreement.  The Company intends to pay these amounts either by conversions of certain past due amounts for the Company’s common stock and/or cash once the Company’s fundings and financial position will allow such payments.  Since the Company was not able to consistently make salary payments to these two named executives, the Company had to treat these payments as consulting fees.

(g)  All other compensation figures represent company paid medical insurance for the above named executives.

Outstanding Equity Awards at March 31, 2011

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	Number of Securities Underlying Unexercised Options # Unexercisable	Equity Incentive Plan Plan Awards: Number of Securities Underlying Unexercised Unearned Options #	Option Exercise Price $	Option Expiration Date #	Number of Shares or Units of Stock That Have Not Vested $	Market Value of Shares of Units of Stock That Have Not Vested #	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested $	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Roy Warren, CEO	447,489	447,489	-			-	$-	-	$
Tommy Kee, CFO	68,876	68,876	-	$1.00	3/31/2014	-	$-	-	$
				$1.00	3/31/2014
Total	516,359	516,359	-

Director Compensation Table

		(a)
		Fees			Non-equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid In	Stock	Option	Plan Comp.	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
H.John Buckman (b )	2011	$12,000	$-	$-	$-	$-	$-	$12,000
	2010	$12,000	$-	$-	$-	$-	$-	$12,000
Mike Edwards	2011	$12,000	$-	$-	$-	$-	$-	$12,000
	2010	$12,000	$-	$-	$-	$-	$-	$12,000

Roy G. Warren, CEO, is the Chairman of the Board of Directors; therefore his director compensation is reported in the Summary Compensation Table.

(a)  Each above director is compensated $1,000 per month for their roles as directors; however, no cash payments have been made for the year ended March 31, 2011.  Roy G. Warren is the only non-independent director.  The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments.  Total past due director fees are $30, 000 for H. John Buckman and $26, 792 for Mike Edwards.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2011 as to:

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

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Alpha Capital Anstalt (3) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	167,099,536	34.00%
Common	Whalehaven Capital Fund Ltd. (3) 14 Par-La-Ville Road 3rd Floor Hamilton, Bermuda HM08	112,421,164	22.87%
Common	Roy Warren (4) 10415 Riverside Drive # 101 Palm Beach Gardens, Florida 33410	59,576,291	12.12%
Common	J & N Invest LLC (3) 124 East 8th Street Lakewood, New Jersey 09701	25,030,217	5.09%

(1)                   Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)                   Percentage calculated from base of 491,494,847 shares of common stock based on total common stock equivalents.

(3)                   This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%.  Equity listed consists of convertible notes and/or warrants.

(4)                   Equity listed consists of common stock, preferred stock and stock options to purchase common stock

Management Owners

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)	Percent of Class (2)
Common Common Common	Roy Warren 10415 Riverside Dr. Palm Beach Gardens, FL Tommy Kee 10415 Riverside Dr. Palm Beach Gardens, Fl. H. John Buckman 174 Patterson Avenue Shrewsbury, N.J.	59,576,291 (3) 5,726,192 (4) 177,700 (5)	12.1% 1.2% Less than 1%

Common	Mike Edwards 1615 S.E. Decker Avenue Stuart, Fl.	1,200 (6)	Less than 1%
Common	Executive officers and directors as a group	65,481,383	13.3%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of   March 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)                Percentage calculated from base of 491,494,847 shares of common stock based on total common stock equivalents.

(3)                Includes 3,996 shares of our common stock owned by household family members. Remaining amount relates to 5,120,816 shares of common stock, 447,483 non-qualified stock options and 54,000,000 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)                Represents 68,876 non-qualified stock options and 5,657,316 shares of common stock

(5)                Includes 162,200 shares of common stock and 15,500 warrants

(6)                Represents 1,200 shares of common stock

There currently are no arrangements that may result in a change of ownership or control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Roy Warren’s daughter, Niki Fuller, is employed by the Company where she is in charge of all marketing functions of the Company. Her previous experience was with another similar brand development company, Bravo Brands Inc., whereas she had worked in the marketing department.  Other than receiving compensation for her employment services and some stock options, she has no other direct or indirect material interest in the Company. She earned $25,330 for the fiscal year ended March 31, 2011. She also has 26,500 stock options. In addition, Roy Warren’s son-in-law and Niki Fuller’s husband, James Fuller, is employed by the Company where he works in the sales department of the Company. He is relatively new in the beverage industry but is utilizing his previous sales experience in introducing the Company’s product to various channels in the Florida and Texas markets.  Other than receiving compensation and sales commissions for his services, he has no other direct or indirect material interest in the Company.  He earned $13,667 for the fiscal year ended March 31, 2011.

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

Director Independence

H. John Buckman and Mike Edwards are independent directors as defined by Rule 10A-3 of the Exchange Act under NASDAQ rules.  Roy G. Warren is not independent as he is an officer of the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2011 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $85,897. We have accrued expected audit fees for the year ended March 31, 2011 in the amount of $37,500.  Total audit fees for the previous year ended March 31, 2010 were $35,500.

Audit Related Fees

None.

Tax Fees

As the Company is a development stage company, no tax returns have been prepared. However, we have accrued tax preparation fees of approximately $10, 000 for future tax preparation services.

All Other Fees

None

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and therefore considers and has approval authority over all engagements of the independent auditors.  All of the engagements resulting in the fee disclosed above for fiscal 2010-2011 were approved by the Chairman of the Board prior to the engagement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statement of Stockholders’ Deficit
Consolidated Statement of Cash flows

2.  Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and are filed as part of this Form 10-K,

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008	(11)
(10)(20)	Form of Note, September 2008	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules		X
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011		X
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules		X
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules		X
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011		X
((14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857)
(9)   previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(10) previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No. 0001213900-10-002955)
(11)  previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(12)  previously filed with the Commission on May 9, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002409)
(13)  previously filed with the Commission on May 10, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002431)
(14) previously filed with the Commission on June 1, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. ( 0001213900-11-003038)
(15) previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession to No. (0001213900-11-003542)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: July 14, 2011	By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated,

Signature	Title

/s/ Roy G. Warren	President and Chief Executive Officer
Roy G. Warren
Name

/s/ Tommy E. Kee Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer
Name

/s/ H. John Buckman	Director
H. John Buckman
Name

/s/ Mike Edwards Mike Edwards	Director
Name

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Attitude Drinks Incorporated and subsidiary (a development stage company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2011 and March 31, 2010, and for the period from June 18, 2007 (Inception) to March 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2011 and 2010 and the results of their operations and cash flows for the years ended March 31, 2011 and March 31, 2010, and for the period from June 18, 2007 (Inception) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meeks International, LLC

Tampa, Florida
July 14, 2011

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED BALANCE SHEET

	March 31, 2011	March 31, 2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$233,337	$38,611
Accounts receivable	37,258	10,973
Inventories	80,195	12,713
Prepaid expenses	171,106	88,911
TOTAL CURRENT ASSETS	521,896	151,208

FIXED ASSETS, NET	27,930	34,636

OTHER ASSETS:
Trademarks, net	27,177	26,800
Deposits and other	20,996	24,389
TOTAL OTHER ASSETS	48,173	51,189

TOTAL ASSETS	$597,999	$237,033

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,369,354	$1,287,824
Accrued liabilities	3,497,215	3,509,860
Derivative liabilities	1,468,988	4,858,123
Short-term bridge loans payable	388,000	388,000
Convertible notes payable	5,533,537	17,975,009
Non-convertible notes payable	86,012	34,000
Deferred revenue	18,935	-
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,383,504	28,074,279

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	2,429,754	-

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at March 31, 2011 and March 31, 2010 respectively	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized at March 31, 2011,
65,956,004 and 4,306,437 shares issued and outstanding at March
31, 2011 and March 31, 2010, respectively	65,956	4,306
Additional paid-in capital	8,076,992	5,959,687
Stock subscription receivable	-	(59,400)
Deficit accumulated during the development stage	(22,367,207)	(33,750,839)
TOTAL STOCKHOLDERS' (DEFICIT)	(14,215,259)	(27,837,246)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$597,999	$237,033

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF OPERATIONS

			Development
			Stage Period
	Year Ended	Year Ended	From Inception
			(June 18, 2007)
	March 31,	March 31,	to March 31,
	2011	2010	2011

REVENUES:
Net revenues	$50,360	$6,627	$81,584
Product and shipping costs	(51,959)	(98,914)	(227,616)
GROSS PROFIT	(1,599)	(92,287)	(146,032)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	311,471	780,010	3,730,854
Marketing and promotion	265,358	258,623	2,308,419
Consulting fees	40,329	22,131	504,738
Professional and legal fees	260,951	207,323	906,705
Travel and entertainment	(427)	6,191	213,055
Product development costs	7,900	22,550	125,400
Stock compensation expense	195,000	1,758,600	1,953,600
Other operating expenses	468,441	326,852	1,346,844
	1,549,023	3,382,280	11,089,615

LOSS FROM OPERATIONS	(1,550,622)	(3,474,567)	(11,235,647)

OTHER INCOME (EXPENSE):
Derivative income (expense)	2,371,504	(3,912,571)	(1,306,527)
Loss on extinguishment of debt	(3,264)	(2,291,039)	(3,420,107)
Loss of sale of assets	-	(8,338)	(8,338)
Impairment loss	-	(507,500)	(507,500)
Interest and other financing costs	10,566,014	(15,183,048)	(5,889,088)
Income (expense)	12,934,254	(21,902,496)	(11,131,560)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	11,383,632	(25,377,063)	(22,367,207)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	$11,383,632	$(25,377,063)	$(22,367,207)

Basic income (loss) per common share	$0.66	$(14.43)

Diluted income (loss) per common share	$0.03	$(14.43)

Weighted average common shares outstanding - basic	17,302,251	1,758,703

Weighted average common shares outstanding - diluted	355,511,621	1,758,703

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION (JUNE 18, 2007) TO MARCH 31, 2011

	Preferred		Common		Additional	Stock
	Stock		Stock		Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance at inception,
June 18, 2007	-	$-	-	$-	$-	$-	$-	$-
Issuance of common stock
for cash	-	-	5,000	5	2,495	-	-	2,500
Recapitalization adjustments
as a result of merger transaction	75,000	75	245,000	245	(166,866)	-	-	(166,546)
Issuance of common stock
for services	-	-	75,000	75	494,925	-	-	495,000
Warrants issued for investment
banker agreement	-	-	-	-	21,762	-	-	21,762
Finders' fees for financing	-	-	78,030	78	514,922	-	-	515,000
Net loss	-	-	-	-	-	-	(5,089,720)	(5,089,720)
Balance, March 31, 2008	75,000	75	403,030	403	867,238	-	(5,089,720)	(4,222,004)

Issuance of common stock
for debt modifications	-	-	289,850	290	204,509	-	-	204,799
Issuance of common stock
for services	-	-	2,626	3	234,957	-	-	234,960
Issuance of non financing
stock options and warrants	-	-	-	-	636,058	-	-	636,058
Exchange of preferred stock
to common stock	(75,000)	(75)	22,500	22	53	-	-	-
Extinguishment of debt	-	-	-	-	94,141	-	-	94,141
Finders' fees for financing	-	-	2,000	2	58,182	-	-	58,184
Net loss	-	-	-	-	-	-	(3,284,056)	(3,284,056)
Balance, March 31, 2009	-	-	720,006	720	2,095,138	-	(8,373,776)	(6,277,918)

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION (JUNE 18, 2007) TO MARCH 31, 2011 (CONTINUED)

Issuance of common stock
for debt modification	-	-	12,000	12	7,164	-	-	7,176
Conversios of debt to
common stock	-	-	2,310,004	2,309	1,624,340	-	-	1,626,649
Issuance of common
stock for services	-	-	1,114,427	1,115	433,645	-	-	434,760
Issuance of non financing
stock options and warrants	-	-	-	-	98,550	-	-	98,550
Finders' fees for financing	-	-	150,000	150	89,850	-	-	90,000
Stock subscription
receivable	-	-	-	-	-	(59,400)	-	(59,400)
Issuance of Series A
preferred stock	9,000,000	9,000	-	-	1,611,000	-	-	1,620,000
Net loss	-	-	-	-	-	-	(25,377,063)	(25,377,063)
Balance, March 31, 2010	9,000,000	$9,000	4,306,437	$4,306	$5,959,687	$(59,400)	$(33,750,839)	$(27,837,246)

Issuance of common stock
for debt modification	-	-	112,000	112	2,490	-	-	2,602
Conversios of debt to
common stock	-	-	43,758,097	43,759	1,814,674	-	-	1,858,433
Issuance of common
stock for services	-	-	15,778,935	15,779	270,220	-	-	285,999
Finders' fees for financing	-	-	2,046,035	2,046	29,875	-	-	31,921
Stock subscription
receivable	-	-	-	-	-	59,400	-	59,400
Cancellation of shares	-	-	(45,500)	(46)	46	-	-	-
Net loss	-	-	-	-	-	-	11,383,632	11,383,632
Balance, March 31, 2011	9,000,000	$9,000	65,956,004	$65,956	$8,076,992	$-	$(22,367,207)	$(14,215,259)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF CASHFLOWS

			Development
			Stage Period
	Year	Year	From Inception
	Ended	Ended	(June 18, 2007) to
	March 31,	March 31,	March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$11,383,632	$(25,377,063)	$(22,367,207)
Adjustment to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	10,431	11,440	41,503
Amortization of deferred financing costs	-	253,053	886,060
Compensatory stock and warrants	195,000	2,250,485	3,891,449
Derivative expense/(income)	(2,371,504)	3,912,571	1,306,527
Impairment loss	-	507,500	507,500
Fair value adjustment of convertible note	(11,142,516)	14,753,520	3,057,273
Stock subscription receivable	59,400	(59,400)	-
Loss on debt extinguishment	3,264	2,291,039	3,420,107
Amortization of debt discount	84,077	-	631,436
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	8,338	8,338
Changes in operating assets and liabilities:
Accounts receivable	(26,285)	(5,433)	(37,258)
Prepaid expenses and other assets	(12,802)	(53,569)	(202,102)
Inventories	(67,482)	82,546	(80,195)
Deferred revenue	18,935	-	18,935
Accounts payable and accrued liabilities	133,428	1,001,425	4,692,230
Net cash (used) in operating activities	(1,732,422)	(423,548)	(4,221,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,865)	-	(31,165)
Proceeds from sale of marketable securities	-	67,663	67,663
Trademarks	(2,237)	(5,930)	(69,359)
Net cash (used) provided by investing activities	(4,102)	61,733	(32,861)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,955,000	330,000	3,585,000
Proceeds from short-term bridge loans payable	125,000	-	1,680,000
Costs associated with financing	-	(49,211)	(371,062)
Repayment of notes	(148,750)	-	(408,750)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	1,931,250	280,789	4,487,688

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	194,726	(81,026)	233,337

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	38,611	119,637	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,337	$38,611	$233,337

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

CONSOLIDATED STATEMENT OF CASHFLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Purchase of intangible assets with note payable	$-	$-
Payment of financing fees with issuance of new notes payable	$18,000	$100,000
Payment of financing fees with common stock and warrants	$122,892	$90,000
Debt modifications through issuance of common stock	$2,854	$7,176
Deferred finance costs for common stock	$-	$-

See  accompanying notes to consolidated financial statements

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

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change has occurred before the release of our March 31, 2010 audited financial statements, we have restated all applicable financial information for the year ended March 31, 2010.

Note 2 -             Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $22,367,207 and negative cash flows from operations of $4,221,490 since inception of the operating subsidiary, June 18, 2007 to March 31, 2011 and has a significant working capital deficiency in the amount of $11,861,608 at March 31, 2011. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its sales, primarily by significantly increasing its sales force and, partnering with new distributors as well as offering new products in the next twelve months.  The Company’s margins are expected to improve as a result of increased sales, expected economies of scales due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads.  However, the Company expects to be dependent on third party financing at least through the next twelve months.  There is no assurance that further funding will be available at acceptable terms, if at all, or

Note 2 -             Going Concern and Management’s Plans (continued):

that the Company will be able to achieve profitability.  Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. `The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

(e)               Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market.  Further, the Company’s inventories are perishable.  The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis. The finished goods on consignment represent products shipped under a “pay on scan” model whereas the revenue is deferred until the customer sells through such products to the end consumer.  The components of inventories as of March 31, 2011 and March 31, 2010 are below:

	March 31, 2011	March 31, 2010

Finished goods	$66,638	$7,754
Raw materials	-	4,959
Finished goods on consignment	13,557	-
Total inventories	$80,195	$12,713

(f)                Fixed Assets:

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of ten years for furniture, three years for computer equipment and three years for purchased software. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and

Note 3 -              Significant Accounting Policies (continued):

(f)                Fixed Assets (continued):

equipment are capitalized.  When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations.

(g)              Intangible Assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of trademarks.  These assets are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s intangible assets as of March 31, 2011 and March 31, 2010:

	March 31, 2011	March 31, 2010

Trademark costs	$31,570	$29,353
Less accumulated depreciation	(4,393)	(2,553)

Total Intangible Assets	$27,177	$26,800

Amortization expense amounted to $1,840 and $1,418 for the year ended March 31, 2011 and March 31, 2010, respectively. During the year ended March 31, 2009, we exchanged a convertible note payable (see note 6-f) for several trademarks.  These trademarks had a book value of $507,500; however we prepared an impairment analysis for the year ended March 31, 2010 as we estimated that the carrying amount of this asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use of these items. As such, we determined that the full value of $507,500 should be written off.    We also have additional trademarks related to our current product lines with a gross value of $31,570.  These trademarks are currently being amortized over 15 years.

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

Derivative financial instruments, as defined in the FASB Accounting Standards Codification, , consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial

Note 3 -              Significant Accounting Policies (continued):

(i)                Financial Instruments (continued):

instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009 and March 30, 2009, July 15, 2010, January 21, 2011 and March 17, 2011 financing arrangements provide a more meaningful presentation of that financial instrument.

(j)                Revenue Recognition:

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date. However, the Company has just entered into a sales agreement with Lone Star Distribution whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605, “Revenue Recognition” (“ASC 605”).  Certain of the products shipped are under a “pay on scan” model, and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheet as of March 31, 2011 amounted to $18,935.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did record slotting fees for $0 and $5,210 for the year ended March 31, 2011 and 2010, respectively, which are recorded as reductions to the reported revenue.  The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and are immaterial for the year ended March 31, 2011 and 2010.

Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $9,346 and $1,381 for the year ended March 31, 2011 and 2010, respectively.

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

There was no impact on our consolidated financial position, results of operations or cash flows for the year ended March 31, 2011 and 2010 and for the periods then ended, and we did not have any unrecognized tax benefits at March 31, 2011 and March 31, 2010.  Our practice is to recognize interest and/or penalties related to income tax

Note 3 -              Significant Accounting Policies (continued):

(k)                Income Taxes (continued):

matters in income tax expense.  For the year ended March 31, 2011 and 2010, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

 (l)               Loss Per Common Share:

Our basic income/(loss) per common share is computed by dividing income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that diluted income/(loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2011 and 2010, respectively, potential common shares arising from the our stock warrants, stock options and convertible debt and accrued interest payable to 425,538,843 shares for 2011 and 71,643,760 shares for 2010 were not included in the computation of diluted loss per share because their effect was anti-dilutive.

 (m)                Recent Accounting Pronouncements Affecting the Company:

Recent accounting pronouncements - We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have evaluated all the recent accounting pronouncements through the date the financial statements were issued and filed with the Securities and Exchange Commission and believe that none of them will have a material effect on the Company’s financial statements.

Note 4 –             Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2011 and 2010:

	2011	2010

Equipment	$40,330	$38,465
Furniture and fixtures	12,837	12,837
Leasehold improvements	3,954	3,954
Purchased software	1,022	1,022
	58,143	56,278
Less: accumulated depreciation	(30,213)	(21,642)
Total Fixed Assets	$27,930	$34,636

Depreciation expense aggregated $8,571 and $10,021 for the year ended March 31, 2011 and 2010, respectively.

Note 5 –             Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2011 and 2010:

	2011	2010

Accrued payroll and related taxes	$1,989,785	$2,209,114
Accrued marketing program costs	580,000	580,000
Accrued professional fees	67,500	62,130
Accrued interest	596,243	435,773
Other expenses	263,687	222,843

Total Accrued Liabilities	$3,497,215	$3,509,860

Note 6 –             Convertible Notes Payable:

Convertible debt carrying values consist of the following:

		March 31,	March 31,
		2011	2010
$ 312,000	Convertible Note Financing, due March 31, 2012 (a)	$117,166	$1,257,963
$ 600,000	Convertible Note Financing, due March 31, 2012 (b)	471,064	2,444,412
$ 500,000	Convertible Note Financing, due March 31, 2012 (b)	1,016,841	3,225,265
$ 100,000	Convertible Note Financing, due March 31, 2012 (b)	-	328,015
$ 243,333	Convertible Note Financing, due March 31, 2012 (c)	292,000	292,000
$ 60,833	Convertible Note Financing, due March 31, 2012 (d)	60,833	60,833
$ 20,000	Convertible Note Financing, due March 31, 2012 (c)	20,000	20,000
$ 120,000	Convertible Note Financing, due March 31, 2012 (e)	250,609	803,999
$ 5,000	Convertible Note Financing, due March 31, 2012 (e)	12,664	33,316
$ 5,000	Convertible Note Financing, due March 31, 2012 (e)	10,442	33,499
$ 60,000	Convertible Note Financing, due March 31, 2012 (e)	124,787	401,481
$ 70,835	Convertible Note Financing, due March 31, 2012 (e)	147,931	474,586
$ 507,500	Convertible Note Financing, due March 31, 2012 (f)	806,117	3,111,581
$ 200,000	Convertible Note Financing, due March 31, 2012 (e)	210,155	1,331,904
$ 161,111	Convertible Note Financing, due March 31, 2012 (e)	356,974	1,064,011
$ 27,778	Convertible Note Financing, due March 31, 2012 (e)	46,251	182,738
$ 111,112	Convertible Note Financing, due March 31, 2012 (g)	204,980	707,736
$ 50,000	Convertible Note Financing, due March 31, 2012 (e)	195,592	323,968
$ 55,000	Convertible Note Financing, due March 31, 2012 (e)	238,331	356,364
$ 137,500	Convertible Note Financing, due March 31, 2012 (e)	595,829	890,912
$ 55,000	Convertible Note Financing, due March 31, 2012 (e)	238,331	-
$ 100,000	Convertible Note Financing, due March 31, 2012 (h)	134,638	630,426
$ 900,000	Convertible Note Financing, due July 15, 2012 (i)	741,019	-
$ 400,000	Convertible Note Financing, due July 15, 2012 (j)	670,891	-
$ 600,000	Convertible Note Financing, due September 17, 2012 (k)	999,846	-

	Total convertible notes payable	$7,963,291	$17,975,009

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest

Note 6 –             Convertible Notes Payable (continued):

(a)	$312,000 convertible notes payable (continued)

into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.  To date, total conversions of $247,186 in principal face value have been converted into common shares.

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 6(h)

July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

The January 2010 modification resulted in an extinguishment loss of $72,441. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants
$600,000 Face Value Convertible Note Financing	October 23, 2007	16,582,946	958,805	140,910
$500,000 Face Value Convertible Note Financing	February 15, 2008	25,941,142	757,304	75,758
$100,000 Face Value Convertible Note Financing	June 26, 2008	-	151,502	15,152
Total		42,524,088	1,867,611	231,820

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

The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value. We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities.

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

During the quarter ended June 30, 2010, $36,000 of the principal balance of the notes was converted into common shares at the default conversion price of $0.16, calculated pursuant to the notes default provisions.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders.  During the quarter ended September 30, 2010, $20,000 of the principal balance of the notes was converted into common shares at a conversion price of $.04.  During the quarter ended March 31, 2011, $29,500 of the principal balance of the notes and $5,788 of accrued interest were converted into common shares at a conversion price range of $0.01216 to $0.01232.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 and March 31, 2010 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing (Initial Closing)
	Hybrid Note		Warrants
	March	March	March	March
	31, 2011	31, 2010	31, 2011	31, 2010
Estimated fair value of underlying common share	$0.020	$1.00	$0.0305	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	-	-	130.00%	101.35%
Equivalent term (years)	-	-	4.29	5.29
Risk-free rate	-	-	1.94%	2.55%
Credit-risk adjusted yield	7.30%	7.91%	-	-
Dividends	-	-	-	-

Note 6 –             Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

$500,000 Convertible Promissory Note Financing (Initial Closing)
	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.020	$1.00	$0.0305	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.94%	2.55%
Credit-risk adjusted yield	7.30%	7.91%	—	—
Dividends	—	—	—	—

$100,000 Convertible Promissory Note Financing (Initial Closing)
	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	—	$1.00	$0.0305	$1.00
Conversion or strike price	—	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.94%	2.55%
Credit-risk adjusted yield	—	7.91%	—	—
Dividends	—	—	—	—

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 6(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note (h).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009. The conversion price and exercise price were reduced again to $.035 as part of the July, 2010 financing of $900,000 and again to $.02 as part of the March, 2011 financing of $600,000.

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.

(d)	$60,833 convertible notes payable

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 6(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 6(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02.

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

Note 6 –             Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  During the year ended March 31, 2010, $94,000 of principal balance of the notes was converted into common shares at the default conversion price range of $1.00 to $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02.

For the quarter ended March 31, 2011, $187,981 principal balance and $40,321 of accrued interest for the notes were converted into common stock at a conversion price range of  $.012 to $.01858.

The following table provides the details of each of the financings:

Face Value	Closing date	Maturity Date	Shares indexed to note	Shares indexed to warrants
$130,000	January 27, 2009	March 31, 2012	8,434,255	120,000
70,835	January 27, 2009	March 31, 2012	4,595,631	-
60,000	February 17, 2009	March 31, 2012	3,892,734	60,000
200,000	March 30, 2009	March 31, 2012	6,487,889	416,667
161,111	July 15, 2009	March 31, 2012	5,226,384	335,649
27,778	October 1, 2009	March 31, 2012	1,802,206	-
50,000	January 28, 2010	March 31, 2012	2,762,244	104,167
55,000	February 19, 2010	March 31, 2012	3,568,339	104,167
137,500	March 26, 2010	March 31, 2012	8,920,848	286,459
55,000	May 13, 2010	March 31, 2012	3,568,339	114,584
$947,224			49,258,869	1,541,693

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

Note 6 –             Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

We received the following proceeds from the financing transactions:

	Gross Proceeds	Debt Discount & Finance Costs	Net Proceeds
$130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$27,778 Face Value Convertible Note Financing	27,778	—	27,778
$50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$55,000 Face Value Convertible Note Financing	55,000	—	55,000
$137,500 Face Value Convertible Note Financing	137,500	13,100	124,400
$55,000 Face Value Convertible Note Financing	55,000	5,000	50,000
Total	$866,389	$119,861	$746,528

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 and March 31, 2010 for this financing are illustrated in the following tables:

$130,000 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	7.91%	—	—
Dividends	—	—	—	—

Note 6 –             Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$60,000 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	7.91%	—	—
Dividends	—	—	—	—

$200,000 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	7.91%	—	—
Dividends	—	—	—	—

$161,111 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	7.91%	—	—
Dividends	—	—	—	—

Note 6 –             Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$27,778 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	7.91%	—	—
Dividends	—	—	—	—

$50,000, $55,000, $137,500 and $55,000 Convertible Promissory Note Financings	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	—	$0.02	$1.00
Conversion or strike price	$0.0154	—	$0.02	$0.16
Volatility (based upon Peer Group)	—	—	130.00%	101.35%
Equivalent term (years)	—	—	4.29	5.29
Risk-free rate	—	—	1.938%	2.55%
Credit-risk adjusted yield	7.3%	—	—	—
Dividends	—	—	—	—

(f)	$507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  During the year ended March 31, 2010, $15,000 of principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  For the quarter ended June 30, 2010, $34,868 of the principal balance was converted into common shares at the conversion price of $.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing g in the principal gross amount t of $600,000 in which the conversion price for the notes payable was changed to $.02.

The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls),

Note 6 –             Convertible Notes Payable (continued):

(f)	$507,500 convertible notes payable (continued)

because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(g)	$111,112 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02.

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

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	$1.00
Conversion or strike price	$0.0154	$0.16
Volatility (based upon Peer Group)	—	—
Equivalent term (years)	—	—
Risk-free rate	—	—
Credit-risk adjusted yield	7.30%	7.91%
Dividends	—	—

Note 6 –             Convertible Notes Payable (continued):

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

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $60,883 to capture the accretion of the debt discount for the year ended March 31, 2011.

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

As noted throughout Note 6, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $173,576 in these assigned notes payable were converted into common shares of stock for the year ended March 31, 2011.These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 and March 31, 2010 for this financing is illustrated in the following table:

$900,000 Convertible Promissory Note Financing (Initial Closing)
	Hybrid Note		Warrants
	March	March	March	March
	31, 2011	31, 2010	31, 2011	31, 2010
Estimated fair value of underlying common share	$0.02	-	$0.02	-
Conversion or strike price	$0.0154	-	$0.0238	-
Volatility (based upon Peer Group)	-	-	115.00%	-
Equivalent term (years)	-	-	4.54	-
Risk-free rate	-	-	1.801%	-
Credit-risk adjusted yield	7.30%	-	-	-
Dividends	-	-	-	-

Note 6 –             Convertible Notes Payable (continued):

(j)           $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016.

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded  $17,373 to capture the accretion of the debt discount for the year ended March 31, 2011.

Total financing costs paid from this financing amounted to $70,000  as well as the payment of $102,500 of a previous promissory note resulted  in a net amount of $227,500 to be paid to us.  Out of this total $227,500, an amount of $128,500 was paid in the first January, 2011 closing with the remaining amount of $99,000 being paid in the second February, 2011 closing.  In addition, we recorded $31,921 in non-cash deferred financing fees for the issuance of 2,046,035 restricted shares of common stock as a finder’s fee.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 and March 31, 2010 for this financing is illustrated in the following table:

$400,000 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	—	$0.02	—
Conversion or strike price	$0.015	—	$0.02	—
Volatility (based upon Peer Group)	—	—	130.00%	—
Equivalent term (years)	—	—	4.81	—
Risk-free rate	—	—	2.2%	—
Credit-risk adjusted yield	—	—	—	—
Dividends	—	—	—	—

(k)           $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016.

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features

Note 6 –             Convertible Notes Payable (continued):

(k)           $600,000 convertible notes payable (continued)

were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $5,802 to capture the accretion of the debt discount for the year ended March 31, 2011.

Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2011 and March 31, 2010 for this financing is illustrated in the following table:

$600,000 Convertible Promissory Note Financing (Initial Closing)	Hybrid Note		Warrants
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Estimated fair value of underlying common share	$0.02	—	$0.02	—
Conversion or strike price	$0.015	—	$0.0200	—
Volatility (based upon Peer Group)	—	—	130.00%	—
Equivalent term (years)	—	—	4.96	—
Risk-free rate	—	—	2.280%	—
Credit-risk adjusted yield	N/A	—	—	—
Dividends	—	—	—	—

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

The modifications resulted in a loss on extinguishment of $296,975 in accordance with the Financial Accounting Standards Codification.  The notes were considered in default on December 15, 2008 due to non-payment.  Remedy for default was acceleration of principal so the notes were recorded at face value as of December 15, 2008. As of March 31, 2011, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of this debt.

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 30, 2010	1) Warrants indexed to 12,000 shares of common stock
2) 12,000 shares of restricted stock
March 2011	Extend maturity date to March 31, 2011	1) Warrants indexed to 12,000 shares of common stock
2) 100,000 shares of restricted stock

Note 7 –             Short Term Bridge Loans (continued)

April 9, 2008 and April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of $3,264 and $12,408 for the years ended March 31, 2011 and March 31, 2010, respectively, representing the fair value of warrants issued as consideration.  On September 9, 2010, we entered into another agreement for the April 9, 2008 short-term bridge loan to extend the maturity date to 12/31/2010.  For this consideration, we cancelled a total of 51,000 previously issued Class A warrants and 15,000 Class B warrants for the issuance of a new warrant agreement for the same number of 51,000 warrants but with a new exercise price of $.05 and a new expiration date of September 9, 2013.  During March, 2011, we were able to extend the maturity date to March 31, 2011 through the issuance of 100,000 restricted shares of common stock and another 12,000 Class A warrants at an exercise price of $.05 with a life of three years.

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

As of March 31, 2011, this April 14, 2008 note was considered in default for non-payment. The company is negotiating with the debt holder to extend the due date of the note.

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

Note 7 –             Short Term Bridge Loans (continued)

May 19, 2008 financing (continued):

We recorded a loss on extinguishment of $140,550 in accordance with the FASB Accounting Standards Codification related to these modifications.

On December 15, 2008, we were in default on the notes for non-payment of the required principle payment.  The remedy for this event of default was acceleration of principal and interest so they were recorded at face value.

As of March 31, 2011, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

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

Information and significant assumptions as of March 31, 2011 and March 31, 2010 for the extension warrants related to the April and May financings which are required to be recorded at fair value each reporting period:

	June 23 2008 Extension Warrants		January 27, 2009 Extension Warrants
	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.020	$1.00	$0.020	$1.00
Conversion or strike price	$0.03	$0.16	$0.03	$0.16
Volatility (based upon Peer Group)	100.00%	150.60%	100.00%	110.93%
Equivalent term (years)	0.23	1.23	0.29	3.83
Risk-free rate	0.09%	0.41%	0.10%	2.55%
Dividends	—	—	—	—

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

As of March 31, 2011, this note was considered in default for non-payment.  The company is negotiating with the debt holder to extend the due date of the note.

Note 7 –             Short Term Bridge Loans (continued)

August 5, 2008 financing(continued):

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

Information and significant assumptions as of March 31, 2010 for warrants which are required to be recorded at fair value each reporting period:

	June 23 2008 Extension Warrants		January 27, 2009 Extension Warrants
	March 31, 2010	March 31, 2010	March 31, 2010	March 31, 2010
Estimated fair value of underlying common share	$0.020	$1.00	$0.020	$1.00
Conversion or strike price	$10.00	$0.16	$1.00	$0.16
Volatility (based upon Peer Group)	100.00%	150.84%	145.00%	110.93%
Equivalent term (years)	0.35	1.35	2.83	3.83
Risk-free rate	0.121%	0.41%	1.20%	2.55%
Dividends	—	—	—	—

Note 8 –             Notes payable (non-convertible):

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining due amount of $10,250 is required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended December 31, 2010, we anticipate making those payments in  2011.

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

On January 26, 2011, we entered into a promissory note with our landlord (Pishon Partners, LLC) in the principal amount of $75,762.  This amount is due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law.   Although we have not paid this note yet, we anticipate making a payment pending a future financing.

Note 9 –             Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2011 and 2010:

Financing arrangement giving rise to derivative financial instruments		March 31, 2011	March 31, 2010
$600,000	Face Value Convertible Note Financing	$22,250	$1,832,123
$500,000	Face Value Convertible Note Financing	16,855	1,387,879
$100,000	Face Value Convertible Note Financing	3,372	277,644
$120,000	Face Value Short Term Bridge Loan Financing	113	24,820
$120,000	Face Value Short Term Bridge Loan Financing	113	53,600
$60,000	Face Value Short Term Bridge Loan Financing	56	12,460
$33,000	Face Value Short Term Bridge Loan Financing	31	10,115
$55,000	Face Value Short Term Bridge Loan Financing	6	17,897
$120,000	Face Value Convertible Note Financing	1,427	104,400
$60,000	Face Value Convertible Note Financing	714	52,200
$200,000	Face Value Convertible Note Financing	4,956	362,500
$161,111	Face Value Convertible Note Financing	3,992	292,014
$50,000	Face Value Convertible Note Financing	1,239	90,625
$55,000	Face Value Convertible Note Financing	1,239	90,625
$137,500	Face Value Convertible Note Financing	3,407	249,221
$55,000	Face Value Convertible Note Financing	1,363	-
$900,000	Face Value Convertible Note Financing	673,958	-
$400,000	Face Value Convertible Note Financing	188,173	-
$600,000	Face Value Convertible Note Financing	545,724	-
	Total derivative liabilities	1,468,988	4,858,123

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

Note 10 –           Transactions with Related Parties:

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

H. John Buckman is a board director of the company and is a debt holder of the company whereas the company issued him a note payable at the face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $1.00 with a life of

Note 10 –           Transactions with Related Parties (continued):

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

Note 11 –           Stockholders’ Deficit:

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

Note 11 –           Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of March 31, 2011, the Company had the following outstanding warrants:

Issued Class A Warrants	Grant Date	Expiration Date	Warrants Granted	Exericse Price
October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.020
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.020
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.020
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
April, 2008 Financing	4/2 & 14/2008	4/1&13/2011	15,000	10.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Financing	5/19/2008	5/18/2011	5,000	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Debt Extension	6/23/2008	6/22/2011	7,500	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.020
July, 2008 Debt Extensions	7/14/2008	7/13/2011	2,500	10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.020
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.020
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.020
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.020
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.020
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.020
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.020
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.020
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	0.020
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	0.050
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	0.020
March, 2011 Financing	3/17/2011	3/16/2011	37,423,842	0.020
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2011	3,973,510	0.020
Total issued Class A warrants			116,192,373

Note 11 –           Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (b):
October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Financing	15,000
April, 2008 Finder's Fees	3,125
May, 2008 Financing	5,000
May, 2008 Finder's Fees	1,875
June, 2008 Debt Extension	7,500
June, 2008 Convert8ible Note Financing	15,152
July, 2008 Debt Extensions	7,500
Total unissued Class B Warrants	278,068
Total Warrants	116,470,441

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

	Shares	Weighted Average Price
Activity for our common stock warrants is presented below:
Warrants granted and outstanding at March 31, 2009	1,226,602	$2.00
New warrants granted	842,440	0.40
Additional warrants due to modification letters to extend due dates	1,635,798	0.20
Total warrants outstanding March 31, 2010	3,704,840	1.60
New warrants granted	130,283,548	0.02
Additional warrants due to modification letters to extend due dates	8,995	0.05
Cashless exercise of warrants	(17,526,942)	(0.02)
Total warrants outstanding March 31, 2011	116,470,441	$0.06

Cashless exercises of 17,526,942 warrants were made for the fiscal year ended March 31, 2011. No warrants were exercised for the fiscal years ended March 31, 2010.

Note 11 –           Stockholders’ Deficit (continued):

(c) Common Stock:
 At March 31, 2011, we had issued and outstanding 65,956,004 shares of common stock of which 10,782,128 shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Issued for the Year Ended March 31, 2011:

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

On October 11, 2010, we issued 614,672 shares of common stock pursuant to a conversion of $14,852 in accrued interest payable

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2011 (continued):

for certain March, 2009 convertible notes payable.

On October 14, 2010, we issued 30,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $675 at a conversion price of $.0225.

On October 28, 2010, we issued 20,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $375 at a conversion price of $.01875.

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

On January 11, 2011, we issued 212,500 shares of common stock pursuant to a conversion of original October, 2007 convertible

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2011 (continued):

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

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2011 (continued):

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

On February 17, 2011, we issued 105,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,628 at a conversion price of $.0155.

On February 18, 2011, we issued 335,003 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $5,026 at a conversion price of $.015.

On February 18, 2011, we issued 1,625,000 shares of common stock pursuant to a conversion of original March, 2009 convertible notes for $26,000 at a conversion price of $.016.

On February 22, 2011, we issued 209,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,109 at a conversion price of $.014875.

On February 23, 2011, we issued 1,431,522 shares of common stock pursuant to a conversion of original March, 2009 convertible notes for $14,534 and accrued interest for $7,798 at a conversion price of $.0156.

On February 24, 2011, we issued 3,000,000 freely tradable shares of common stock from the Company’s 2/24/11 Form S-8 and 4,156,566 restricted shares for payment of past due payroll and professional services.

On February 23, 2011, we issued 100,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,463 at a conversion price of $.014625.

On February 24, 2011, we issued 90,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,294 at a conversion price of $.014375.

On February 25, 2011, we issued 81,200 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,167 at a conversion price of $.014375.

On February 28, 2011, we issued 80,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,120 at a conversion price of $.014.

On March 4, 2011, we issued 100,000 restricted shares of common stock to extend the due date to March 31, 2011 for a certain April, 2008 short-term bridge.

On March 2, 2011, we issued 54,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $749 at a conversion price of $.013875.

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2011 (continued):

On March 3, 2011, we issued 200,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,750 at a conversion price of $.01375.

On March 4, 2011, we issued 39,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $531 at a conversion price of $.013625.

On March 7, 2011, we issued 1,485,253 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $19,754 at a conversion price of $.0133.

On March 7, 2011, we issued 2,046,035 restricted shares of common stock as a placement fee for the January, 2011 convertible note financing at a recorded cost of $31,921.

On March 7, 2011, we issued 1,692,047 shares of common stock pursuant to a conversion of original March, 2009 convertible notes for $24,000 at a conversion price of $.014184.

On March 7, 2011, we issued 3,523,510 shares of common stock pursuant to a conversion of original January, 2008 convertible notes for $50,000 at a conversion price of $.014184.

On March 8, 2011, we issued 592,500 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $7,880 at a conversion price of $.0133.

On March 10, 2011, we issued 2,185,561 shares of common stock pursuant to a conversion of original March, 2009 convertible notes for $31,000 at a conversion price of $.014184.

On March 11, 2011, we issued 555,392 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $7.386 at a conversion price of $.0133.

On March 14, 2011, we issued 120,357 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,616 at a conversion price of $.013425.

On March 15, 2011, we issued 130,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,745 at a conversion price of $.013425.

On March 15, 2011, we issued 2,326,565 shares of common stock pursuant to a conversion of original March, 2009 convertible notes for $33,000 at a conversion price of $.014184.

On March 16, 2011, we issued 219,600 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,948 at a conversion price of $.013425.

On March 17, 2011, we issued 80,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,204 at a conversion price of $.01505.

From March 18, 2011 through March 21, 2011, a total of 17,526,942 Class A warrants were exercised via a cashless exercise option into 6,363,287 at a non cash expense of $75,371.

On March 23, 2011, we issued 259.000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $4,144 at a conversion price of $.016.

On March 24, 2011, we issued 180,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,745 at a conversion price of $.01525.

On March 25, 2011, we issued 56,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $840 at a conversion price of $.015.

On March 28, 2011, we issued 174,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,610 at a conversion price of $.015.

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2011 (continued):

On March 29, 2011, we issued 183,100 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,747 at a conversion price of $.015.

On March 30, 2011, we issued 224,100 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,362 at a conversion price of $.015.

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

On December 4, 2009, we issued 184,375 shares of common stock pursuant to a conversion of October, 2007 convertible notes of $15,000 and February, 2008 notes of $10,000 and accrued interest of $4,500 at a conversion price of $0.16.

Note 11 –           Stockholders’ Deficit (continued):

Common Stock Issued For the year Ended March 31, 2010 (continued):

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

Note 11 –           Stockholders’ Deficit (continued):

d) Compensation and Incentive Plan (continued):

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

On May 25, 2010, a registration that covers the offering of an aggregated 3,750,000 shares of the Company’s common stock was approved by the Company’s Board of Directors.  As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted.  During the fiscal year ended March 31, 2011, we issued 3,288,889 shares of common stock for a total of $161,000 for past due professional services and payroll leaving an available 461,111 shares to be issued in the future.

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

Expected Volatility: Due to a limited trading history of our common stock, the volatility factor used in our

Note 11 –           Stockholders’ Deficit (continued):

d) Compensation and Incentive Plan (continued):

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

A summary of option activity under these stock option plans for the year ended March 31, 2011 is presented below:

Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/09	902,069	$1.20		-
Granted	125,000	.80
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at 3/31/10	1.027,069	$1.20	4.11	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at 3/31/11	1,027,069	1.20	3.11	-

 Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2011.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

 Note 12 –          Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2011 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of  March 31, 2011 and 2010 are as follows:

	2011	2010
Net operating loss carryforwards	$4,012,749	$3,383,475
Compensatory stock and warrants	66,300	597,924
Accrued expenses that are deductible in future periods	26,820	24,734
Depreciation method differences	96	719
	4,105,965	4,006,852
Valuation allowances	(4,105,965)	(4,006,852)
Net deferred tax assets	$—	$—

As of March 31, 2011 the Company has a net tax operating loss of $11,802,203 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2027.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2011 and 2010:

Note 12 –           Income Taxes (continued):

	2011	2010
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal deficit	-1.03%	0.96%
Fair value adjustment of convertible debt	97.88%	58.14%
Non-deductible derivative loss	20.83%	15.42%
Loss on extinguishment of debt	-0.03%	9.03%
Non-deductible travel expenses	-0.02%	1.44%
Benefit at the Company's effective rate	-83.63%	-50.99%
Less valuation allowance effective tax rate	0.00%	0.00%

Note 13 –           Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,020 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,020 and excluding variable common area maintenance charges, as of March 31, 2011, are as follows:

Years ending March 31,	Amount

2012	$99,444
2013	103,422
2014	17,348

$220,214

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2011 was $134,208.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased F.O.B., the facility by the company.

Litigation

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for

Note 13 –          Commitments and Contingencies (continued):

Litigation (continued)

a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount.  No other payments have been paid.

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

On February 23, 2011, we received notice of a lawsuit filed in the state of Florida from Co Color to recover $1,217 plus interest and court costs for past due services.  Both parties agreed on a settlement amount of $1,442 which we have recorded this amount in our records.  We paid the $1,442 in March, 2011 as no further actions are required.

Note 14 –           Subsequent Events

As noted in Note 7 the company is in default with most of the short-term bridge loans as we are negotiating with these debt holders to extend the due dates of these debts.

On April1 1, 2011, we issued 351,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $5,265 at a conversion price of $.015.

On April 4, 2011, we issued 260,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,822 at a conversion price of $.0147.

On April 14, 2011 we received a misplace conversion dated February 7, 2011 in which we  issued 89,660 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,816 at a conversion price of $.02025.

On May 2, 2011, we issued 1,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $12 at a conversion price of $.01225.

On May 5, 2011, we issued 22,261,770 shares of restricted stock for the conversion of $327,248 in past due salaries by certain employees of the company at a conversion price of $.0147.

On May 5, 2011, we issued 2,000,000 shares of restricted stock for investor relations fees.

On May 6, 2011 we issued 6,000,000 shares of restricted stock for the payment of the April 9, 2008 short-term bridge loan of $120,000.

On May 6, 2011, we issued 2,952,958 shares of common stock pursuant to a conversion of original March, 2009 convertible notes \for $37.001at a conversion price of $.01253.

Note 14 –           Subsequent Events (continued)

On May 12, 2011, we issued 100,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,150 at a conversion price of $.0115.

On May 13, 2011, we issued 86,136 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $991 at a conversion price of $.0115.

On May 17, 2011, we issued 67,500 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $768 at a conversion price of $.011375.

On May 18, 2011, we issued 70,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $718 at a conversion price of $.01025.

On May 23, 2011, we issued 211,200 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,785 at a conversion price of $.0085.

On May 25, 2011, we issued 321,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,785 at a conversion price of $.008375.

On June 1, 2011, we issued 192,800 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,591 at a conversion price of $.00825.

On June 3, 2011, we received $100,000 for a promissory note to pay on the sooner of July 3, 2011 or from proceeds of the next funding by the company.  Interest will be paid at ten percent (10%).

On June 7, 2011, we issued 139,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $938 at a conversion price of $.00675.

On June 13, 2011, we issued 175,700 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,120 at a conversion price of $.006375.

On June 14, 2011, we issued 207,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,320 at a conversion price of $.006375.

On June 15, 2011, we issued 156,600 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $979 at a conversion price of $.00625.

On June 20, 2011, we issued 400,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,500 at a conversion price of $.00625.

On June 22, 2011, we issued 400,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,560 at a conversion price of $.0064.

On June 22, 2011, we signed a placement agent agreement for an anticipated private placement of secured convertible promissory note and warrants to purchase common stock of the Company with a no minimum and aggregate of $1,000,000.  Compensation for this agreement entitles placement agent a ten percent (10%) fee of the gross proceeds received by the Company as well as securities purchase warrants equal to ten percent (10%) of the total number of warrants being sold and/or issued in the offering.  Warrants will expire in five (5) years after the closing.  In addition we will pay the placement agent a non-accountable expense allowance upon each closi9ng equal to 3% of the gross amount raised in each closing and payable at the Company’s sole discretion, in the form of cash or a convertible note identical to the notes issued to the investors.

On June 30, 2011, we issued 500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,213 at a conversion price of $.006425.

On June 30, 2011, we issued a promissory note in the amount of $25,000 at an interest rate of ten percent (10%) per annum.  We promise to pay to the order of Centaurian Fund LP this amount plus accrued interest on the sooner of (1) July 30, 2011 (“Maturity

Note 14 –           Subsequent Events (continued)

Date”) or (ii) from the proceeds of the next funding. In the event of default, interest shall be paid at a rate of eighteen (18%) per annum.