Form 10-Q
period 2011-06-30
Attitude Drinks Inc.
filed 2011-08-22
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

(561) 227-2727
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 118,554,958 shares issued and outstanding as of August 19, 2011.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – June 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Three Months Ended June 30, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 2.	Unregistered Sales of Equity and Use of Proceeds	59

Item 3.	Defaults upon Senior Securities	60

Item 4.	Removed and Reserved

Item 5.	Other Information	60
.
Item 6.	Exhibits	61

SIGNATURES	63

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,401	$233,337
Accounts receivable less allowance for doubtful accounts of $6,314 at June 30, 2011	43,355	37,258
Inventories	21,667	80,195
Prepaid expenses	122,143	171,106
TOTAL CURRENT ASSETS	207,566	521,896

FIXED ASSETS, NET	28,391	27,930

OTHER ASSETS:
Trademarks, net	26,703	27,177
Deposits and other	20,996	20,996
TOTAL OTHER ASSETS	47,699	48,173

TOTAL ASSETS	$283,656	$597,999

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,430,978	$1,369,354
Accrued liabilities	3,166,499	3,497,215
Derivative liabilities	695,723	1,468,988
Short-term bridge loans payable	115,000	388,000
Convertible notes payable	4,670,347	5,551,535
Non-convertible notes payable	211,012	86,012
Deferred revenue	15,288	18,935
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	10,326,310	12,401,502

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	2,880,467	2,411,756

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at June 30, 2011 and March 31, 2011, respectively	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized
102,899,328 and 65,956,004 shares issued and outstanding at June 30, 2011
and March 31, 2011, respectively	102,899	65,956
Additional paid-in capital	8,728,666	8,076,992
Deficit accumulated during the development stage	(21,763,686)	(22,367,207)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,923,121)	(14,215,259)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$283,656	$597,999

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Development
			Stage Period
	Three	Three	From Inception
	Months Ended	Months Ended	(June 18, 2007)
	June 30,	June 30,	to June 30,
	2011	2010	2011

REVENUES:
Net revenues	$56,957	$1,927	$138,541
Product and shipping costs	(53,805)	(1,055)	(281,421)
GROSS PROFIT	3,152	872	(142,880)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	136,505	135,991	3,867,359
Marketing and promotion	122,506	17,644	2,430,925
Consulting fees	26,986	-	531,724
Professional and legal fees	79,659	63,486	986,364
Travel and entertainment	16,387	4,697	229,442
Product development costs	-	-	125,400
Stock compensation expense	-	-	1,953,600
Other operating expenses	153,866	65,181	1,500,709
	535,909	286,999	11,625,523

LOSS FROM OPERATIONS	(532,757)	(286,127)	(11,768,403)

OTHER INCOME (EXPENSE):
Derivative income (expense)	600,389	4,698,958	(706,138)
Loss on extinguishment of debt	-	(1,034)	(3,420,107)
Loss of sale of assets	-	-	(8,338)
Impairment loss	-	-	(507,500)
Interest and other financing costs	535,888	13,646,002	(5,353,200)
Total other income (expense)	1,136,277	18,343,926	(9,995,283)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	603,520	18,057,799	(21,763,686)

Provision for income taxes	-	-	-

NET INCOME (LOSS)	$603,520	$18,057,799	$(21,763,686)

Basic income (loss) per common share	$0.01	$3.75

Diluted income (loss) per common share	$-	$1.02

Weighted average common shares
outstanding - basic	88,020,841	4,819,435

Weighted average common shares
outstanding - diluted	318,600,888	17,659,864

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
	Three Months	Three Months	From Inception
	Ended	Ended	(June 18, 2007) to
	June 30,	June 30,	June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$603,520	$18,057,799	$(21,763,686)
Adjustment to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	1,707	2,939	43,210
Amortization of deferred financing costs	-	-	886,060
Compensatory stock and warrants	358,648	-	4,250,097
Bad debt expense	6,314	-	6,314
Derivative expense/(income)	(600,389)	(4,698,958)	706,138
Impairment loss	-	-	507,500
Fair value adjustment of convertible note	(534,930)	(13,667,558)	2,522,343
Stock subscription receivable	-	59,400	-
Loss on debt extinguishment	-	1,034	3,420,107
Amortization of debt discount	81,143	-	712,579
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	-	8,338
Changes in operating assets and liabilities:
Accounts receivable	(12,411)	173	(49,669)
Prepaid expenses and other assets	48,963	18,030	(153,139)
Inventories	58,528	8,255	(21,667)
Deferred revenue	(3,647)	-	15,288
Accounts payable and accrued liabilities	(343,688)	126,043	4,348,541
Net cash (used) in operating activities	(336,242)	(92,843)	(4,557,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,694)	(597)	(32,859)
Proceeds from sale of marketable securities	-	-	67,663
Trademarks	-	(164)	(69,359)
Net cash (used) in investing activities	(1,694)	(761)	(34,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	-	55,000	3,585,000
Proceeds from short-term bridge loans payable	125,000	25,000	1,805,000
Costs associated with financing	-	(5,000)	(371,062)
Repayment of notes	-	(8,500)	(408,750)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	125,000	66,500	4,612,688

NET (DECREASE) / INCREASE IN CASH AND CASH EQUIVALENTS	(212,936)	(27,104)	20,401

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,337	38,611	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,401	$11,507	$20,401

See accompanying notes to condensed consolidated financial statements

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies

(a)             Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is a development stage company that is engaged in the development and sale of functional beverages, primarily in the United States.

Attitude Drinks Incorporated (“Attitude” “We” or the “Company”) was formed in Delaware on September 11, 1988 under the name of International Sportfest, Inc.  In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS").  PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom.  Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc.  On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation.  As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated.  Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.  The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB:ATTD) began trading June 2008.

The Company is a development stage enterprise as defined by FASB Accounting Standards Codification.  All losses accumulated since the inception of the Company will be considered as part of the Company's development stage activities.  All activities of the Company to date relate to its organization, history, merger of its subsidiary, fundings and product development.  The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy.  We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change had occurred before we released our June 30, 2010 financial statements, we restated all applicable financial data throughout this report for the three months ended June 30, 2010.

(b)            Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2011 and 2010 and the results of its operations and cash flows for the three month periods ended June 30,

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)            Basis of Presentation/Going Concern (continued):

2011 and 2010.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three month period ended June 30, 2011, a working capital deficit of $10,023,550 as of June 30, 2011 and has incurred losses to date resulting in an accumulated deficit of $21,763,686, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)             Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	June 30, 2011	March 31, 2011
	(unaudited)

Finished goods	$10,893	$66,638
Finished goods on consignment	10,774	13,557

Total inventories	$21,667	$80,195

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(d)            Prepaid expenses:

Prepaid expenses of $122,143 consist mainly for retainers for legal fees that were paid with shares of the Company’s common stock.  These retainers will be reduced through the incurrence of future legal expenses.

(e)            Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks,when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the three months ended June 30, 2011 was $474.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009, March 30, 2009, July 15, 2010, January 21, 2011 and March 17, 2011 financing arrangements provide a more meaningful presentation of those financial instruments.

(g)            Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that diluted

Note 1.      Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(g)            Income (Loss) Per Common Share (continued):

income (loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2011, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 230,580,047 shares were included in the computation of diluted income per share.

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

Note 2.    Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2011	March 31, 2011
	(unaudited)

Accrued payroll and related taxes	$1,643,300	$1,989,785
Accrued marketing program costs	580,000	580,000
Accrued professional fees	86,069	67,500
Accrued interest	601,613	596,243
Other expenses	255,517	263,687

Total	$3,166,499	$3,497,215

Note 3.    Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	June 30, 2011	March 31, 2011
	(unaudited)
April 2, 2008 (a)	$-	$120,000
April 9, 2008 (b)	-	120,000
April 14, 2008 (c)	60,000	60,000
May 19, 2008 (d)	-	33,000
August 5, 2008 (e)	55,000	55,000

Total	$115,000	$388,000

Note 3.     Short-term Bridge Loans (continued):

April 2, 2008 financing:

 (a) On June 30, 2011, another accredited investor entered into a Debt Exchange Agreement with the original holder of this short-term bridge loan with principal balance of $120,000 plus accrued interest of $53,951 along with the May 19, 2008 bridge loan with principal balance of $33,000 plus accrued interest of $14,986 (see below in the May 19, 2008 financing section) for a total of $221,937. The new debt holder desired to exchange the two original bridge loans into the issuance of a long term convertible note with a maturity date of September 17, 2012 and an interest rate of 10%.  As part of this agreement, the Company issued the new debt holder a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 per share with a life of five years and cancelled the personal guarantee of Roy Warren, CEO, for these two original loans.  Both the note and warrant have the same rights as all other convertible notes and associated warrants.  The Company is no longer in default of these previous two bridge loans.

April 9, 2008 financing:

(b) On May 6, 2011, the holder of this bridge loan and the Company agreed to convert the original $120,000 principal amount of the short-term bridge loan into six million (6,000,000) shares of restricted common stock.  The bridge loan is now considered paid and no longer outstanding, and the personal guarantee of Roy Warren, CEO, is cancelled.

April 14, 2008 financing:

(c)  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares.  We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification.

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

Note 3.     Short-term Bridge Loans (continued):

April 14, 2008 financing (continued):

As of June 30, 2011, this April 14, 2008 note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate in January 2010.

May 19, 2008 financing:

(d) On June 30, 2011, another accredited investor entered into a Debt Exchange Agreement with the original holder of this short-term bridge loan with principal balance of $33,000 plus accrued interest of $14,986 along with the April 2, 2008 bridge loan with principal balance of $120,000 plus accrued interest of $53,951 (see above in the April 2, 2008 financing section) for a total of $221,937. The new debt holder exchanged the two original bridge loans for a long term convertible note with a maturity date of September 17, 2012 and an interest rate of 10%.  As part of this agreement, the Company issued the new debt holder a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 per share with a life of five years and cancelled the personal guarantee of Roy Warren, CEO, for these two original loans.  Both the note and warrant have the same rights as all other convertible notes and associated warrants.  The Company is no longer in default of these previous two bridge loans.

Information and significant assumptions as of June 30, 2011 and March 31, 2011 for the extension warrants related to the April 14, 2008 financing which is required to be recorded at fair value each reporting period:

	January 27, 2009
	Extension Warrants
	June 30,
	2011 (unaudited)	March 31, 2011
Estimated fair value of underlying common share	$0.0095	$0.02
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	145.00%	145.00%
Equivalent term (years)	2.58	2.83
Risk-free rate	1.08%	1.20%
Dividends	--	--

Note 3.     Short-term Bridge Loans (continued):

August 5, 2008 financing:

(e) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate 10,000 shares.  The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest.  There were no incremental penalties for the event of default; however, the notes were recorded at face value.

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

As of June 30, 2011, this note was considered in default for non-payment.  The Company is negotiating with the debt holder to extend the due date of the note.

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

Information and significant assumptions as of June 30, 2011 and March 31, 2011 for warrants which are required to be recorded at fair value each reporting period:

Note 3.     Short-term Bridge Loans (continued):

August 5, 2008 financing (continued):

	August 5, 2008		January 27, 2009
	Warrants		Extension Warrants
	June 30,		June 30,
	2011 (unaudited)	March 31, 2011	2011 (unaudited)	March 31, 2011
Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$10.00	$10.00	$1.00	$1.00
Volatility (based upon Peer Group)	150.00%	100.00%	145.00%	145.00%
Equivalent term (years)	0.1	0.35	2.58	2.83
Risk-free rate	0.12%	0.121%	0.659%	1.20%
Dividends	--	--	--	--

Note 4.     Convertible Notes Payable:

		June 30,	March 31,
		2011	2011
$312,000	Convertible Note Financing, due March 31, 2012 (a)	$123,257	$117,166
$600,000	Convertible Note Financing, due March 31, 2012 (b)	483,926	471,064
$500,000	Convertible Note Financing, due March 31, 2012 (b)	764,758	1,016,841
$243,333	Convertible Note Financing, due March 31, 2012 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2012 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2012 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2012 (e)	250,675	250,609
$5,000	Convertible Note Financing, due March 31, 2012 (e)	12,666	12,664
$5,000	Convertible Note Financing, due March 31, 2012 (e)	10,444	10,442
$60,000	Convertible Note Financing, due March 31, 2012 (e)	124,821	124,787
$70,835	Convertible Note Financing, due March 31, 2012 (e)	147,970	147,931
$507,500	Convertible Note Financing, due March 31, 2012 (f)	851,654	806,117
$200,000	Convertible Note Financing, due March 31, 2012 (e)	181,919	210,155
$161,111	Convertible Note Financing, due March 31, 2012 (e)	143,465	356,974
$27,778	Convertible Note Financing, due March 31, 2012 (e)	48,283	46,251
$111,112	Convertible Note Financing, due March 31, 2012 (g)	130,244	204,980
$50,000	Convertible Note Financing, due March 31, 2012 (e)	81,176	195,592
$55,000	Convertible Note Financing, due March 31, 2012 (e)	207,185	238,331
$137,500	Convertible Note Financing, due March 31, 2012 (e)	383,210	595,829
$55,000	Convertible Note Financing, due March 31, 2012 (e)	207,185	238,331
$100,000	Convertible Note Financing, due March 31, 2012 (h)	144,676	134,638
$900,000	Convertible Note Financing, due July 15, 2012 (i)	675,872	741,019
$400,000	Convertible Note Financing, due July 15, 2012 (j)	719,180	670,891
$600,000	Convertible Note Financing, due September 17, 2012 (k)	1,090,602	999,846
$221,937	Convertible Note Financing, due September 17, 2012 (l)	394,813	-

	Total convertible notes payable	$7,550,814	$7,963,291

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

We have entered into the following Modification and Waiver Agreements related to this financing:

Note 4.      Convertible Notes Payable (continued):

(a) $312,000 convertible notes payable (continued)

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

The indexed shares as of June 30, 2011 and closing dates for the three tranches of the $1,200,000 financing are as follows:

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants
$600,000 Face Value Convertible Note Financing	October 23, 2007	34,487,338	958,805	140,910
$500,000 Face Value Convertible Note Financing	February 15, 2008	25,280,787	757,304	75,758
$100,000 Face Value Convertible Note Financing	June 26, 2008	-	151,502	15,152
Total		59,768,125	1,867,611	231,820

Note 4.      Convertible Notes Payable (continued):

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

During the quarter ended June 30, 2010, $36,000 of the principal balance of the notes was converted into common shares at the default conversion price of $0.16, calculated pursuant to the notes default provisions.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders.  During the quarter ended September 30, 2010, $20,000 of the principal balance of the notes was converted into common shares at a conversion price of $.04.  During the quarter ended March 31, 2011, $29,500 of the principal balance of the notes and $5,788 of accrued interest were converted into common shares at

Note 4.    Convertible Notes Payable (continued):

(b) $1,200,000 convertible notes payable (continued)

a conversion price range of $0.01216 to $0.01232.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011
Estimated fair value of underlying common share	$0.0095	$0.02	$0.0127	$0.0305
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.31%	1.94%
Credit-risk adjusted yield	7.20%	7.30%	-	-
Dividends	-	-	-	-

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0127	$0.0305
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.31%	1.94%
Credit-risk adjusted yield	7.20%	7.30%	-	-
Dividends	-	-	-	-

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The conversion price was reduced again to $.494 when the

Note 4.    Convertible Notes Payable (continued):

(c) $243,333 convertible notes payable

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

Note 4.    Convertible Notes Payable (continued):

(d) $60,833 convertible notes payable (continued)

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

For the quarter ended March 31, 2011, $187,981 principal balance and $40,321 of accrued interest for the notes were converted into common stock at a conversion price range of $.012 to $.01858.  For the quarter ended June 30, 2011, $37,000 principal balance was converted into common stock at a conversion price of $0.1253.

The following table provides the details of each of the financings:

Note 4.     Convertible Notes Payable (continued):

(e) $947,224 convertible notes payable (continued)

				Shares	Shares
Gross				indexed	indexed
Face Value		Closing date	Maturity Date	to note	to warrants
$130,000	(1)	January 27, 2009	March 31, 2012	19,117,647	120,000
70,835	(2)	January 27, 2009	March 31, 2012	10,416,765	-
60,000		February 17, 2009	March 31, 2012	8,823,529	60,000
200,000		March 30, 2009	March 31, 2012	14,705,882	416,667
161,111		July 15, 2009	March 31, 2012	11,846,471	335,649
27,778		October 1, 2009	March 31, 2012	4,085,000	-
50,000		January 28, 2010	March 31, 2012	3,676,471	104,167
55,000		February 19, 2010	March 31, 2012	8,088,235	104,167
137,500		March 26, 2010	March 31, 2012	17,363,944	286,459
55,000		May 13, 2010	March 31, 2012	8,088,235	114,584

$947,224				106,212,179	1,541,693

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.

(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

We received the following proceeds from the financing transactions:

Note 4.     Convertible Notes Payable (continued):

(e) $947,224 convertible notes payable (continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

Note 4.     Convertible Notes Payable (continued):

(e) $947,224 convertible notes payable (continued)

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
Dividends	-	-	-	-

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
Dividends	-	-	-	-

Note 4.     Convertible Notes Payable (continued):

(e) $947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
	-	-	4.04	4.29
	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
	-	-	-	-

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011
Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	130.00%
Equivalent term (years)	-	-	4.04	4.29
Risk-free rate	-	-	1.306%	1.938%
Credit-risk adjusted yield	7.2%	7.3%	-	-
Dividends	-	-	-	-

Note 4.     Convertible Notes Payable (continued):

(f) $507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  During the year ended March 31, 2010, $15,000 of principal balance of the notes was converted into common shares at the default conversion price of $.16 calculated pursuant to the notes default provisions.  For the quarter ended June 30, 2010, $34,868 of the principal balance was converted into common shares at the conversion price of $.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02.

The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls) because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(g) $111,112 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription

Note 4.    Convertible Notes Payable (continued):

(g) $111,112 convertible note payable (continued)

agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02
Conversion or strike price	$0.0068	$0.0154
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	7.20%	7.30%
Dividends	-	-

Note 4.     Convertible Notes Payable (continued):

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

Total financing costs paid from this financing amounted to $164,500 as well as a payment of $39,024 for other past due professional fees, resulting in a net amount of $696,476 to be paid to us at $150,000 per month until the total amount is paid in the following months.  As such, we reported a stock subscription amount of $246,476 for the period ended September 30, 2010.  That amount has since been paid from October through November, 2010.  In addition, we recorded $15,600 in non-cash deferred financing fees for the issuance of 6,000,000 warrants as a finder’s fee as part of the total issued 65,999,999 Class A warrants.  In addition, we paid other financing fees associated with this financing in the amount of $11,500, resulting in a total of $191,600. As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $206,813 in these assigned notes payable were converted into common shares of stock from inception through June 30, 2011. These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(i)             $900,000 convertible notes payable

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011	March 31, 2011	June 30, 2011	March 31, 2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.00647	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	115.00%
Equivalent term (years)	-	-	4.04	4.54
Risk-free rate	-	-	1.306%	1.801%
Credit-risk adjusted yield	7.20%	7.30%	-	-
Dividends	-	-	-	-

(j)             $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $22,687 to capture the accretion of the debt discount for the three months ended June 30, 2011.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(j)             $400,000 convertible notes payable (continued)

$400,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.00647	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	4.56	4.81
Risk-free rate	-	-	1.55%	2.2%
Credit-risk adjusted yield	7.20%	7.30%	-	-
Dividends	-	-	-	-

(k)            $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $37,300 to capture the accretion of the debt discount for the three months ended June 30, 2011.

Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(k)            $600,000 convertible notes payable (continued)

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2011 (unaudited)	March 31, 2011	June 30, 2011 (unaudited)	March 31, 2011

Estimated fair value of underlying common share	$0.0095	$0.02	$0.0095	$0.02
Conversion or strike price	$0.00647	$0.015	$0.0200	$0.0200
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	4.72	4.96
Risk-free rate	-	-	1.620%	2.280%
Credit-risk adjusted yield	7.20%	7.30%	-	-
Dividends	-	-	-	-

(l)             $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor.   On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.

Note 5.    Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended June 30, 2011, we anticipate making those payments in late 2011.

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

On June 3, 2011 and June 30, 2011, we entered into two promissory notes of $100,000 and $25,000, respectively.  These notes were subject to an interest rate of ten percent (10%) and are due the sooner of (i) July 3, 2011 for the $100,000 note and July 30, 2011 for the $25,000 note or (ii) from the proceeds of the next funding by the Company.  These notes were paid in July 2010 for the total full amount of $125,000 from proceeds of the July 2011 financing.

Note 6.     Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of June 30, 2011 and March 31, 2011:

Financing arrangement giving rise to		June	March
derivated financial instruments		30, 2011	31, 2011
$600,000	Face Value Convertible Note Financing	$6,767	$22,250
$500,000	Face Value Convertible Note Financing	5,126	16,855
$100,000	Face Value Convertible Note Financing	1,026	3,372
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$60,000	Face Value Short Term Bridge Loan Financing	137	56
$33,000	Face Value Short Term Bridge Loan Financing	-	31
$55,000	Face Value Short Term Bridge Loan Financing	2	6
$120,000	Face Value Convertible Note Financing	481	1,427
$60,000	Face Value Convertible Note Financing	240	714
$200,000	Face Value Convertible Note Financing	1,668	4,956
$161,111	Face Value Convertible Note Financing	1,344	3,992
$50,000	Face Value Convertible Note Financing	417	1,239
$55,000	Face Value Convertible Note Financing	417	1,239
$137,500	Face Value Convertible Note Financing	1,147	3,407
$55,000	Face Value Convertible Note Financing	459	1,363
$900,000	Face Value Convertible Note Financing	226,913	673,958
$400,000	Face Value Convertible Note Financing	83,867	188,173
$600,000	Face Value Convertible Note Financing	243,443	545,724
$221,937	Face Value Convertible Note Financing	122,269	-
	Total derivative liabilities	$695,723	$1,468,988

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments

Note 6.     Derivative Liabilities (continued):

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through June 30, 2011:

Total day-one derivative losses (a)	$(8,692,376)
Total income arising from fair value adjustments (b)	7,986,238
Derivative income (expense) inception (June 18, 2007) through June 30, 2011 (a) + (b)	$(706,138)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended June 30, 2011 and 2010:

		Three Months	Three Months
Our financing arrangements giving rise to		Ended	Ended
derivated financial instrumentsand the income effects:		June 30, 2011	June 30, 2010
Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$15,483	$1,795,283
$500,000	Face Value Convertible Note Financing	11,729	1,359,971
$100,000	Face Value Convertible Note Financing	2,346	272,061
$120,000	Face Value Short Term Bridge Loan Financing	70	24,556
$120,000	Face Value Short Term Bridge Loan Financing	70	52,558
$60,000	Face Value Short Term Bridge Loan Financing	35	12,315
$33,000	Face Value Short Term Bridge Loan Financing	1	10,033
$55,000	Face Value Short Term Bridge Loan Financing	4	17,778
$120,000	Face Value Convertible Note Financing	946	101,748
$60,000	Face Value Convertible Note Financing	474	50,874
$200,000	Face Value Convertible Note Financing	3,288	353,292
$161,111	Face Value Convertible Note Financing	2,648	284,596
$50,000	Face Value Convertible Note Financing	822	88,323
$55,000	Face Value Convertible Note Financing	822	88,323
$137,500	Face Value Convertible Note Financing	2,260	242,888
$55,000	Face Value Convertible Note Financing	904	(55,641)
$900,000	Face Value Convertible Note Financing	447,044	-
$400,000	Face Value Convertible Note Financing	104,307	-
$600,000	Face Value Convertible Note Financing	302,281	-
$221,937	Face Value Convertible Note Financing	(295,145)	-

Total derivative income (expense) arising from fair value adjustments		$600,389	$4,698,958

Note 6.     Derivative Liabilities (continued)

Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$(24,880)	$1,860,860
$500,000	Face Value Convertible Note Financing	264,153	2,413,777
$100,000	Face Value Convertible Note Financing	-	252,067
$312,000	Face Value Convertible Note Financing	(6,091)	960,457
$120,000	Face Value Convertible Note Financing	(66)	621,232
$5,000	Face Value Convertible Note Financing	(2)	25,583
$5,000	Face Value Convertible Note Financing	(2)	25,884
$60,000	Face Value Convertible Note Financing	(34)	310,616
$70,834	Face Value Convertible Note Financing	(39)	366,701
$27,778	Face Value Convertible Note Financing	(2,032)	143,991
$200,000	Face Value Convertible Note Financing	28,236	1,036,727
$111,112	Face Value Convertible Note Financing	74,736	573,424
$161,111	Face Value Convertible Note Financing	213,509	832,391
$507,500	Face Value Convertible Note Financing	(49,073)	2,445,777
$50,000	Face Value Convertible Note Financing	45,868	257,286
$55,000	Face Value Convertible Note Financing	31,146	283,412
$137,500	Face Value Convertible Note Financing	136,857	710,114
$100,000	Face Value Convertible Note Financing	(10,038)	516,470
$55,000	Face Value Convertible Note Financing	31,147	35,790
$900,000	Face Value Convertible Note Financing	(21,156)	-
$400,000	Face Value Convertible Note Financing	(68,093)	-
$600,000	Face Value Convertible Note Financing	(109,216)	-

Total interest income (expense) arising from fair value adjustments		534,930	13,672,559
Other interest expense		958	(26,557)
Interest income (expense) and other financing costs		$535,888	$13,646,002

Our derivative liabilities as of June 30, 2011, and our derivative income and expense during the quarter ended June 30, 2011 and from inception through June 30, 2011 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

Note 6.    Derivative Liabilities (continued)

In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010,  the $137,500 face value convertible note and warrant financing dated March 26, 2010, the $55,000 face value convertible note and warrant financing dated May 13, 2010, the $900,000 face value convertible note and warrant financing dated July 15, 2010, the $400,000 face value convertible note and warrant financing dated January 21, 2011, the $600,000 face value convertible note and warrant financing  dated March 17, 2011, the $221,937 face value convertible note and warrant financing dated June 30, 2011, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values. That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of June 30, 2011, our management concluded that registration payments are not probable.

Note 7.    Transactions with Related Parties:

In connection with the reverse merger (see Note 1), the Company assumed $47,963  in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000 shares of common stock at $1.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.  These advances are non-interest bearing and payable upon demand.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder were granted to Roy Warren.

H. John Buckman is a board director of the Company and is a debt holder of the Ccompany whereas the Company issued him a note payable at the face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $1.00 with a life of three to five years, and he will be entitled to an additional 5,000 warrants with at an exercise price of $15.00 if he exercises the same number of specific Class A warrants.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares of restricted stock for being a Director and 150,000 shares of restricted stock for his services related to a November, 2009 financing (total of 162,200 shares of restricted stock).

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

Note 8.    Stockholders’ Deficit (continued):

(b)            Common Stock Warrants

As of June 30, 2011, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.020
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.020
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.020
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.020
July, 2008 Debt Extensions	7/14/2008	7/13/2011	2,500	10.00
August, 2008 Financing	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.020
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.020
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.020
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.020
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.020
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.020
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.020
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.020
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	0.020
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	0.050
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	0.020
March, 2011 Financing	3/17/2011	3/16/2011	37,423,842	0.020
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2011	3,973,510	0.020
June, 2010 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	0.020

Total issued Class A warrants			136,164,873

Note 8.    Stockholders’ Deficit (continued):

(b)            Common Stock Warrants (continued)

Unissued Class B warrants:

October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convertible Note Financing	15,152
July, 2008 Debt Extensions	7,500

Total unissued Class B Warrants	250,568

Total Warrants	136,415,441

 No warrants were exercised for the three months ended June 30, 2011. A total of 27.500 Class A warrants and   27,500 Class B warrants expired during the three months ended June 30, 2011 and were cancelled.

(c)             Common Stock Issued During the Three Months Ended June 30, 2011:

At June 30, 2011, we had issued and outstanding 102,899,328 shares of common stock of which 10,782,128 shares are owned by one of our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 1, 2011, we issued a total of 351,000 shares of common stock pursuant to two conversions of October, 2007 convertible notes (later assigned to new debt holders in July, 2010)  for $4,065 and $1,200 (total of $5,265) at a conversion price of $.015.

On April 6, 2011, we issued 260,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,822 at a conversion price of $.0147.

On April 14, 2011, we issued 89,660 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $1,816 at a conversion price of $.02025.

On May 2, 2011, we issued 1,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $12 at a conversion price of $.01225.

Note 8.    Stockholders’ Deficit (continued):

(c)            Common Stock Issued During the Three Months Ended June 30, 2011 (continued):

On May 5, 2011, certain employees converted a total $327,248 of past due salaries into 22,261,770 shares of common stock at a conversion price of $.0147.

On May 5, 2011, we issued 2,000,000 shares of common stock to an investor relations firm for services rendered at a conversion price of $.0157 valued at $31,400.

On May 6, 2011, we issued 6,000,000 shares of common stock for the conversion of the original April 9, 2008 short-term bridge loan with principal balance of $120,000 at a conversion price of $.02.

Also on May 6, 2011, we issued 2,952,958 shares of common stock pursuant to a conversion of certain March 2009 convertible notes for $37,001 at a conversion price of $.01253.

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

On May 25, 2011, we issued 321,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,688 at a conversion price of $.008375.

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

(c)            Common Stock Issued During the Three Months Ended June 30, 2011 (continued):

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

 (d)           Warrants Issued During the Three Months Ended June 30, 2011:

On June 30, 2011 we issued 20,000,000 warrants with an exercise price of $0.02 to be exercisable up to June 29, 2016 for the debt exchange of two previous short term bridge loans into a new convertible note payable.

(e)            Options Issued During the Three Months Ended June 30, 2011:

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

Note 9     Fair Value Measurements (Continued):

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$695,723	$-	$-	$695,723

Total Liabilities	$695,723	$-	$-	$695,723

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2011	$1,468,988
Total gains or (losses) (realized/unrealized):
Included in earnings	(600,389)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(172,876)
Transfer in and/or out of Level 3	-
Ending Balance, June 30, 2011	$695,723

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,020 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,341 and excluding variable common area maintenance charges, as of June 30, 2011, are as follows:

Years ending March 31,	Amount
2012	$75,064
2013	103,422
2014	17,348

$195,834

Note 10.  Commitments and Contingencies (continued):

Lease of office (continued)

Rental expense, which also includes maintenance and parking fees, for the three months ended June 30, 2011, was $32,313.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current Phase III® Recovery drink as well as future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B.) with the company paying for the shipping costs.

Note 11.  Subsequent Events:

On July 15, 2011, the Company entered into a Subscription Agreement for convertible debt financing up to $1,000,000 with an interest rate of 10% in which we received $500,000 gross proceeds. The notes are due January 15, 2013. One Class A Common Stock Purchase Warrant (total warrants to purchase 25,000,000 shares of common stock) will be issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at a conversion price of $0.02.   The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is $0.02, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Warrants. Subscribers in the offering included holders of the Company’s senior secured notes and warrants. In addition, an additional warrant to purchase 2,500,000 shares of common stock and a convertible note for $15,000 were issued to the placement agent for finder’s fees.

On July 20, 2011, we issued 3,079,286 shares of common stock pursuant to a conversion of March 2009 convertible notes for $21,555 at a conversion price of $.007.

On July 21, 2011, we issued 1,500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $10,688 at a conversion price of $.007125.

On July 25, 2011, we issued 5,000,000 shares of common stock pursuant to a conversion of October 2008 and October 2007 convertible notes for $33,484 at a conversion price of $.006968.

On July 27, 2011, we issued 500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,188 at a conversion price of $.006375.

On August 11, 2011, we issued 5,376,344 shares of common stock pursuant to a conversion of March 2009 convertible notes for $25,000 at a conversion price of $.00465.

On August 11, 2011, we issued 200,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $872 at a conversion price of $.00436.

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

OVERVIEW

Currently, we are a development stage company with emphasis in developing and marketing new beverage brands, primarily dairy related products. Our first energy drink, called VisViva™, began in late March 2008.  We have since tabled that product with the intent to possibly reintroduce this product in a new format and as a “focus” drink in 2012. Our current and second product is branded as “Phase III® Recovery” and is a milk-based protein drink. As we are a development stage company, we have negligible product sales to date.   Our major sources of working capital have been from various convertible note financings and other short-term bridge loans.

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in two fast growing segments; sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

We have no assurance that we will be able to obtain additional funding to sustain our limited operations beyond twelve months based on available cash.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise, if at all possible. Our future operations are totally dependent upon obtaining additional funding.  Past fundings have been subject to defaults by the company’s inability to meet due dates for certain notes payable, thereby triggering anti-dilution rights which created the need to issue additional shares of common stock and/or additional warrants to purchase additional shares of common stock in order to extend the applicable due dates for  certain notes payable.  There can be no assurance that these defaults will not happen again in the future, thereby creating the potential need for additional issuances of shares of common stock and/or warrants assuming that the note holders agree to such extensions.

The Product

Milk, while the second highest beverage consumed in America in terms of overall volume, is still under-represented in the American single serve ready-to-drink beverage industry.  While known for generations by nutritionists and more recently identified by sports, hydration, metabolism and protein professionals and scientists as “mother nature’s most perfect food,” milk has yet to be successfully branded and commercialized.

We have completed research and development work in developing our latest dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (continued)

after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in the first half of 2012.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (continued)

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the period ended June 30, 2010.

We implemented a 1-for-20 reverse stock split on July 7, 2010.  Since this change has occurred before the release of our June 30, 2010 financial statements, we have restated all applicable financial information for the three months ended June 30, 2010.   In addition, we have provided key financial data before and after the stock split for the three months ended June 30, 2010 in the following table:

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-20 REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 7, 2010 FOR THE THREE MONTHS
ENDED JUNE 30, 2010

	Before	Post
	Stock Split	Stock Split

For the three months ended June 30, 2010

Shares issued and outstanding	103,151,219	5,157,561

Basic income per common share	$0.19	$3.75

Diluted income per common share	$0.05	$1.02

Weighted average common shares outstanding - basic	96,388,700	4,819,435

Weighted average common shares outstanding - diluted	96,388,700	17,659,864

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (continued)

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2011.

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

GOING CONCERN (continued)

to fund all our operations and capital expenditures from the net proceeds of equity or debt offerings.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or to obtain such financing on terms satisfactory to us, if at all.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete the development of our new products.  In addition, we could be forced to reduce or discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities in order to improve our liquidity to enable us to continue operations.

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the period ended June 30, 2011 and 2010. As such, there is no meaningful comparison with prior periods.

Our plan during the next few months is to continue the implementation of market and sales promotion programs to gain awareness of our new “Phase III® Recovery” drink in new markets and to increase customers as this is our only revenue producing product at this time.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010:

For the three months ended June 30, 2011, our primary expenses related to salaries and professional fees as well as marketing and promotion expenses.  Total operating expenses for the three months ended June 30, 2011 were $535,909 which is higher than last year’s similar expenses for $286,999 for an increase of $248,910 in which most of this increase is due to an increase of $104,862 for marketing and promotion costs associated with our Phase III® Recovery product during 2011. We also incurred higher investor relations costs in 2011 for an increase of $83,679 over last year’s similar expenses.

Derivative income was $600,389, and interest income was $535,888 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net profit for the three months ended June 30, 2011 of $603,520 leading to basic earnings per share of $.01 and diluted earnings per share of zero as compared to a net profit for the three months ended June 30, 2010 of $18,057,799 which includes the recognition of derivative income of $4,698,958 and $13,646,002 net interest income.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the three months ended June 30, 2011 was 88,020,841 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 318,600,888. The basic earnings per common share was $3.75, and the diluted earnings per share was $1.02 for the three months ended June 30, 2010 based on a weighted average number of common shares outstanding of 4,819,435 for the basic earnings per shares and 17,659,864 for the diluted earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

We have not yet begun to generate significant revenues, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business for at least the next twelve months.  As a development stage company with only about three and one half years of operations, we do not have any meaningful comparable financial information with prior periods. We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

For the three months ended June 30, 2011 compared to three months ended June 30, 2010:

Net cash used in operating activities for the three months ended June 30, 2011 was $336,242 which was mainly the effect of changes in our operating assets. Our profit of $603,520 is offset by non-cash items of $600,389 in derivative income and $534,930 for the changes in the fair values of our convertible notes payable. Net cash used in operating activities for the three months ended June 30, 2010 was $92,843 which was mainly the effect of changes in our operating assets.  Our profit of $18,059,799 was offset by non-cash items of $4,698,958 in derivative income and $13,667,558 for the changes in fair values of our convertible notes payable.

Net cash flows generated by operating activities for the three months ended June 30, 2011 as well as for the three months ended June 30, 2010 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used in our investing activities was $1,694 for the three months ended June 30, 2011 as compared to $761 for the three months ended June 30, 2010.  These funds for both years were used mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $125,000 for the three months ended June 30, 2011 as compared to $66,500 for the three months ended June 30, 2010. The increase of $58,500 was attributed to two short-term bridge loans in 2011.

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010:

The major variances in the Condensed Consolidated Statements of Cash Flows for the three months of June 30, 2011 as compared to the three months of June 30, 2010 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income/(loss), derivative expense/(income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the three months ended June 30, 2011 for $(343,688) as compared to the three months ended June 30, 2010 for $126,043 were the result of paying more accounts payable related items in 2011 with the additional financings. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the three months ended June 30, 2011 were the result of additional short-term note financings in 2011 of $125,000 compared to lower new financings of $80,000 for the three months ended June 30, 2010.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

External Sources of Liquidity:

For the three months ended June 30, 2011:

On June 3, 2011, the Company entered into a promissory note in the amount of $100,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 3, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July, 2011from the  $500,000 gross proceeds financing of the July 2011 financing.

On June 30, 2011, the Company entered into a promissory note in the amount of $25,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 30, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July, 2011from the $500,000 gross proceeds of the July 2011 financing.

RECENT ACCOUNTING PRONOUNCEMENTS:

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.  Subsequent to the quarter ended June 30, 2011, we received on July 15, 2011 additional financing in the gross amount of $500,000.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2012	2	-	10%	N/A	-
$312,000	January, 2008	3/31/2012	No	-	None-discount note	N/A	-
$500,000	February, 2008	3/31/2012	No	-	10%	N/A	-
$100,000	June, 2008	3/31/2012	No	-	10%	N/A	-
$263,333	September, 2008	3/31/2012	No	-	None-discount note	N/A	-
$60,833	December, 2008	3/31/2012	No	-	None-discount note	N/A	-
$200,834	January, 2009	3/31/2012	No	-	15%	N/A	-
$60,000	February, 2009	3/31/2012	No	-	15%	N/A	-
$361,112	March, 2009	3/31/2012	No	-	12%	N/A	-
$27,778	October, 2009	3/31/2012	No	-	12%	N/A	-
$618,612	November, 2009	3/31/2012	No	-	12%	N/A	-
$150,000	January, 2010	3/31/2012	No	-	12%	N/A	-
$192,500	March, 2010	3/31/2012	No	-	12%	N/A	-
$55,000	May, 2010	3/31/2012	No	-	10%	N/A	-
$900,000	July, 2011	7/15/2012	No	-	10%	N/A	-
$400,000	January, 2011	7/15/2012	No	-	10%	N/A	-
$600,000	March, 2011	9/17/2012	No	-	10%	N/A	-
$221,937	June, 2011	9/17/2012	No	-	10%	N/A	-

SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$19,103
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$34,134

$115,000	Total amount past due			$115,000			$53,237
Note that failure to pay certain debts is an event of default

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

Risks Relating to Our Business

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain or expand operations according to our business plan.

As of June 30, 2011, we had an accumulated shareholders’ deficit of $12,923,121 and a working capital deficit of $10,023,550, compared to an accumulated shareholders’ deficit of $14,215,259 and a working capital deficit of$11,861,608 at March 31, 2011. Cash and cash equivalents were $20,401 as of June 30, 2011 as compared to $233,337 at March 31, 2011. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

.Ability to continue as a going concern.

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

To date, we have not generated any material product revenues. Our operating losses have negatively impacted our liquidity, and we are continuing our efforts to develop new products, while focusing on increasing net sales.  However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees.  If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

At June 30, 2011, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At June 30, 2011, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of most obligations, we may be unable to continue to do so.  Further, we have secured convertible notes outstanding totaling $4,611,601 in principal face value at June 30, 2011.  Failure to pay certain debt obligations could lead to an event of default under our convertible notes. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2012, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%.

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

CERTAIN BUSINESS RISKS (continued):

2008 and will expire in less than six months (December 15, 2011).  After the initial term, this agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2011, we had issued and outstanding options and warrants that may be exercised into 137,442,509 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, convertible notes totaling $4,611,601 and accrued interest payable of $756,944 which together may be converted into 268,017,579 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 102,899,328 shares of common stock outstanding as of June 30, 2011 of which 91,953,800 shares are held by non-affiliates.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

ITEM 4. – CONTROLS AND PROCEDURES (CONTINUED)

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2011. Management concluded that control deficiencies existed as of March 31, 2011 that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert, is an important entity-level control over the Company's financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

* Due to the complex nature of recording derivatives and similar financial instruments, we noted a need for increased coordination and review of techniques and assumptions used in recording derivatives to ensure accounting in conformity with generally accepted accounting principles.

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financial reporting as set forth above, management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

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

Due to the lack of adequate financing, the Company has not hired any outside experts to design additional internal controls over financing reporting or reviewed or made recommendations to shareholders concerning the composition of the Board of Directors or recommended a new board director that is a financial expert.

ITEM 4. – CONTROLS AND PROCEDURES (CONTINUED)

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2011, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 16, 2010, Fortitech, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide goods for a certain beverage product.  Fortitech is seeking an amount of $18,584 plus interest and costs for a total of $19,020.  We have already recorded this amount in our records. Both parties agreed to payment of this amount for $1,585 on May 1, 2011 and $1,585 on the first day of each following month for twelve (12) months until the total is paid in full.  We made two (2) payments of $1,585 each during the three

PART II – OTHER INFORMATION (CONTINUED)

Item 1.     Legal Proceedings (continued)

months ended June 30, 2011. Although we were one month behind as of June 30 2011, we did make two (2) payments in July 2011 and are current as of the end of July 2011. We plan to continue payment in accordance with this agreement.

On October 15, 2010, the Opportunity Fund, LLC filed a lawsuit in the state of Ohio  to recover $120,000 and $33,000 (total of $153,000) plus interest of 15% for two short term bridge loans that are in default.  These amounts have already been recorded on our records.  On May 23, 2011, the holder of these two loans entered into an agreement with another current accredited investor to transfer the original notes and personal guarantee of the Company’s CEO, Roy Warren.  The Company agreed to cancel the personal guarantee and exchange these two notes plus accrued interest payable through June 30, 2011 for a new long term convertible note of $221,937 with an interest rate of 10% and a maturity date of September 17, 2012.  For this exchange, the Company issued a warrant to purchase 20,000,000 shares of common stock at $.02 with a life of five years.  Both the convertible note and warrant have the same rights as all other convertible notes and associated warrants.  As such, we consider all obligations have been met by the Company towards the resolution of this lawsuit.

On January 28, 2011, we received notification of a lawsuit filed by Vintage Filings, LLC. in the state of Florida on December 30, 2010 to recover $7,507, together with interest, for past due services.  We have already recorded $7,384 of the total in our records. Both parties have agreed to a total settlement of $7,867 in which the Company will make monthly payments of $1,500 on or before the first of the month commencing April 1, 2011 for four (4) months and a final payment of $1,867 in the fifth month.  We have made full payments, settlement has been consummated, and the legal action has been voluntarily dismissed.  No further actions are required.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On May 5, 2011, the Company issued 22,261,770 shares of its restricted common stock to certain employees in exchange for the conversion of $327,248 in accrued salary.

Also on May 5, 2011, the Company issued 2,000,000 shares of its restricted common stock to National Financial Communications Corp for investor relations costs.

On May 6, 2011, the Company issued 6,000,000 shares of its restricted common stock to Steven Stock for his conversion of the April 9, 2008 short-term bridge loan of $120,000.

On May 23, 2011, a current accredited investor, Jody Eisenman, entered into an agreement with the Opportunity Fund LLC to transfer their two original bridge loans (principal balance of $120,000 dated April 2, 2008 and principal balance of $33,000 dated May 19, 2008) plus accrued interest as well as a personal guarantee of the Company’s CEO, Roy Warren. As consideration, the Company cancelled the personal guarantee and issued a warrant to Jody Eisenman on June 30, 2011 to purchase 20,000,000 shares of common stock at an exercise price of $.02 with a life of five years and exchanged the two original notes plus accrued interest into a new long term convertible note of $221,937 with a maturity date of 9/17/12 and an interest rate of 10% with equal rights as all other convertible notes and associated warrants.

These securities were issued in reliance upon an exemption from registration Section4 (2) and/or Regulation D of the Securities Act of 1933, as amended.  All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

PART II – OTHER INFORMATION (CONTINUED)

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds (continued)

During the three months ended June 30, 2011, the Company issued a total of 6,681,554 shares of common stock for the conversions of $70,237 of convertible notes payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof.

Item 3.     Defaults on Senior Securities

As of June 30, 2011, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions.

Item 5.     Other Information

On June 22, 2011, the Company signed a Placement Agent Agreement with Perrin Holden & Davenport Capital Corp. to engage this company in connection with the proposed private placement of secured convertible promissory notes on a best efforts basis up to an aggregate of $1,000,000. A financing of gross proceeds of $500,000 closed on July 15, 2011.

See Note 11 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 –  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007	(1)
(10)(4)	Security Agreement dated October 23, 2007	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008	(11)
(10)(20)	Form of Note, September 2008	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O(AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)

(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules to include cap table, all	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules to include cap table, all	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011		X
(10)(51)	Form of Promissory Note dated June 30, 2011		X
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(15) previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)
(16) previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession  No. 0001213900-11-003662)
(17) previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001313900-11-003757)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)

Date: August 22, 2011

/s/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer