Form 10-Q
period 2011-09-30
Attitude Drinks Inc.
filed 2011-11-21
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 178,261,225 shares issued and outstanding as of November 16, 2011.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – September 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2011 and 2010, Six Months Ended September 30, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	62

Item 2.	Unregistered Sales of Equity and Use of Proceeds	63

Item 3.	Defaults upon Senior Securities	64

Item 4.	Removed and Reserved

Item 5.	Other Information	64
.
Item 6.	Exhibits	65

SIGNATURES		68

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. –	CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,660	$233,337
Accounts receivable less allowance for doubtful accounts of $6,314
at September 30, 2011	47,034	37,258
Inventories	133,456	80,195
Prepaid expenses	133,291	171,106
TOTAL CURRENT ASSETS	320,441	521,896

FIXED ASSETS, NET	27,115	27,930

OTHER ASSETS:
Trademarks, net	26,229	27,177
Deposits and other	20,996	20,996
TOTAL OTHER ASSETS	47,225	48,173

TOTAL ASSETS	$394,781	$597,999

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,591,765	$1,369,354
Accrued liabilities	3,276,939	3,497,215
Derivative liabilities	91,612	1,468,988
Short-term bridge loans payable	115,000	388,000
Convertible notes payable	4,831,122	5,533,537
Non-convertible notes payable	86,012	86,012
Deferred revenue	28,169	18,935
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	10,042,082	12,383,504

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	261,938	2,429,754

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at September 30, 2011 and March 31, 2011, respectively	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized
131,068,085 and 65,956,004 shares issued and outstanding at September
30, 2011 and March 31, 2011, respectively	131,068	65,956
Additional paid-in capital	9,066,324	8,076,992
Deficit accumulated during the development stage	(19,115,631)	(22,367,207)
TOTAL STOCKHOLDERS' (DEFICIT)	(9,909,239)	(14,215,259)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$394,781	$597,999

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Development
					Stage Period
					From Inception
	Three Months Ended September 30,	Three Months Ended September 30,	Six Months Ended September 30,	Six Months Ended September 30,	(June 18, 2007) to September 30,
	2011	2010	2011	2010	2011

REVENUES:
Net revenues	$34,498	$1,381	$91,455	$3,308	$173,039
Product and shipping costs	(35,943)	(738)	(89,748)	(1,793)	(317,364)
GROSS PROFIT	(1,445)	643	1,707	1,515	(144,325)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	148,068	(8,481)	284,573	127,510	4,015,427
Marketing and promotion	79,557	66,715	202,063	84,359	2,510,482
Consulting fees	22,563	-	49,549	-	554,287
Professional and legal fees	30,773	64,609	110,432	128,095	1,017,137
Travel and entertainment	10,278	2,469	26,665	7,166	239,720
Product development costs	-	2,400	-	2,400	125,400
Stock compensation expense	-	125,000	-	125,000	1,953,600
Other operating expenses	70,156	77,283	224,022	142,464	1,570,865
	361,395	329,995	897,304	616,994	11,986,918

LOSS FROM OPERATIONS	(362,840)	(329,352)	(895,597)	(615,479)	(12,131,243)

OTHER INCOME (EXPENSE):
Derivative income (expense)	437,643	(105,144)	1,038,032	4,593,814	(268,495)
Loss on extinguishment of debt	-	-	-	(1,034)	(3,420,107)
Loss of sale of assets	-	-	-	-	(8,338)
Impairment loss	-	-	-	-	(507,500)
Interest and other financing costs	2,573,252	(873,636)	3,109,140	12,772,366	(2,779,948)
Other income (expense)	3,010,895	(978,780)	4,147,172	17,365,146	(6,984,388)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	2,648,055	(1,308,132)	3,251,575	16,749,667	(19,115,631)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$2,648,055	$(1,308,132)	$3,251,575	$16,749,667	$(19,115,631)

Basic income (loss) per common share	$0.02	$(0.11)	$0.03	$1.98

Diluted income (loss) per common share	$0.01	$(0.11)	$0.01	$0.10

Weighted average common shares
outstanding - basic	116,450,786	12,055,623	102,313,491	8,457,300

Weighted average common shares
outstanding - diluted	367,256,233	12,055,623	353,118,938	167,970,128

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
			From Inception
	Six Months Ended	Six Months Ended	(June 18, 2007) to
	September 30,	September 30,	September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$3,251,575	$16,749,667	$(19,115,631)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	3,457	6,002	44,960
Amortization of deferred financing costs	-	20,735	886,060
Compensatory stock and warrants	364,648	125,000	4,256,097
Bad debt expense	6,314	10,731	17,045
Derivative expense/(income)	(1,038,032)	(4,593,814)	268,495
Impairment loss	-	-	507,500
Fair value adjustment of convertible note	(3,253,876)	(12,788,083)	(196,603)
Stock subscription receivable	-	(187,076)	-
Loss on debt extinguishment	-	1,034	3,420,107
Amortization of debt discount	173,623	18,570	805,059
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	-	8,338
Changes in operating assets and liabilities:
Accounts receivable	(16,090)	(140)	(53,348)
Prepaid expenses and other assets	37,815	43,574	(164,287)
Inventories	(53,261)	10,539	(133,456)
Deferred revenue	9,234	-	28,169
Accounts payable and accrued liabilities	(210,390)	(194,322)	4,471,108
Net cash used in operating activities	(724,983)	(777,583)	(4,946,473)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,694)	(597)	(32,859)
Proceeds from sale of marketable securities	-	-	67,663
Trademarks	-	(579)	(69,359)
Net cash used in investing activities	(1,694)	(1,176)	(34,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	500,000	955,000	4,085,000
Proceeds from short-term bridge loans payable	125,000	25,000	1,805,000
Costs associated with financing	-	(176,000)	(371,062)
Repayment of notes	(125,000)	(46,250)	(533,750)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	500,000	757,750	4,987,688

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(226,677)	(21,009)	6,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,337	38,611	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,660	$17,602	$6,660

See accompanying notes to condensed consolidated financial statements

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies

(a)	Organization:

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2011 and 2010 and the results of its operations and cash flows for the three and six month periods ended September 30, 2011 and 2010.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern (continued):

Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the six months period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the six months period ended September 30, 2011, a working capital deficit of $9,721,641 as of September 30, 2011 and has incurred losses to date resulting in an accumulated deficit of $19,115,631, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	September 30, 2011	March 31, 2011
	(unaudited)

Finished goods	$112,110	$66,638
Finished goods on consignment	21,346	13,557

Total inventories	$133,456	$80,195

(d)	Prepaid expenses:

Prepaid expenses of $133,291 consist mainly for retainers for legal fees that were paid with shares of the Company’s common stock.  These retainers will be reduced through the incurrence of future legal expenses.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the six months period ended September 30, 2011 was $949.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009, March 30, 2009, July 15, 2010, January 21, 2011, March 17, 2011, June 30, 2011 and July 15, 2011 financing arrangements provide a more meaningful presentation of those financial instruments.

(g)	Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per common share is computed similar to basic income (loss) per common share except that diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2011, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 250,805,447 shares were included in the computation of diluted income per share.

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

Note 2.	Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2011	March 31, 2011
	(unaudited)

Accrued payroll and related taxes	$1,670,160	$1,989,785
Accrued marketing program costs	580,000	580,000
Accrued professional fees	67,000	67,500
Accrued interest	694,563	596,243
Other expenses	265,216	263,687

Total	$3,276,939	$3,497,215

Note 3.	Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)
April 2, 2008 (a)	$-	$120,000
April 9, 2008 (b)	-	120,000
April 14, 2008 (c)	60,000	60,000
May 19, 2008 (d)	-	33,000
August 5, 2008 (e)	55,000	55,000

Total	$115,000	$388,000

April 2, 2008 financing:

(a) On June 30, 2011, another accredited investor entered into a Debt Exchange Agreement with the original holder of this short-term bridge loan with principal balance of $120,000 plus accrued interest of $53,951 along with the May 19, 2008 bridge loan with principal balance of $33,000 plus accrued interest of $14,986 (see below in the May 19, 2008 financing section) for a total of $221,937. The new debt holder desired to exchange the two original bridge loans into the issuance of a long term convertible note with a maturity date of September 17, 2012 and an interest rate of 10%. As part of this agreement, the Company issued the new debt holder a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 per share with a life of five years and cancelled the personal guarantee of Roy Warren, CEO, for these two original loans. Both the note and warrant have similar rights as all other convertible notes and associated warrants.  The Company is no longer in default of these previous two bridge loans.

April 9, 2008 financing:

(b) On May 6, 2011, the holder of this bridge loan and the Company agreed to convert the original $120,000 principal amount of the short-term bridge loan into six million (6,000,000) shares of restricted common stock.  The bridge loan is now considered paid and no longer outstanding, and the personal guarantee of Roy Warren, CEO, is cancelled.

Note 3.	Short-term Bridge Loans (continued):

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

As of September 30, 2011, this April 14, 2008 note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The warrants contain full-ratchet protection so the exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  The exercise price of the warrants was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  The exercise price of the warrants was reduced again to $.16 when the Company issued additional convertible instruments with a lower conversion rate in January 2010.

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

Note 3.	Short-term Bridge Loans (continued):

May 19, 2008 financing (continued):

Information and significant assumptions as of September 30, 2011 and March 31, 2011 for the extension warrants related to the April 14, 2008 financing which is required to be recorded at fair value each reporting period:

	January 27, 2009
	Extension Warrants
	September 30,	March 31,
	2011	2011
	(unaudited)
Estimated fair value of underlying common share	$0.0006	$0.02
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	140.00%	145.00%
Equivalent term (years)	2.33	2.83
Risk-free rate	0.31%	1.20%
Dividends	-	-

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

As of September 30, 2011, this note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note.

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

August 5, 2008 financing (continued):

Information and significant assumptions as of September 30, 2011 and March 31, 2011 for warrants which are required to be recorded at fair value each reporting period:

	Warrants		Extension Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$10.00	$10.00	$1.00	$1.00
Volatility (based upon Peer Group)	150.00%	100.00%	140.00%	145.00%
Equivalent term (years)	0	0.35	2.33	2.83
Risk-free rate	0.00%	0.121%	0.306%	1.20%
Dividends	--	--	--	--

Note 4.	Convertible Notes Payable:

		September 30,	March 31,
		2011	2011
$312,000	Convertible Note Financing, due March 31, 2012 (a)	$49,776	$117,166
$600,000	Convertible Note Financing, due March 31, 2012 (b)	377,728	471,064
$500,000	Convertible Note Financing, due March 31, 2012 (b)	481,138	1,016,841
$243,333	Convertible Note Financing, due March 31, 2012 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2012 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2012 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2012 (e)	90,427	250,609
$5,000	Convertible Note Financing, due March 31, 2012 (e)	5,990	12,664
$5,000	Convertible Note Financing, due March 31, 2012 (e)	3,768	10,442
$60,000	Convertible Note Financing, due March 31, 2012 (e)	44,696	124,787
$70,835	Convertible Note Financing, due March 31, 2012 (e)	53,378	147,931
$507,500	Convertible Note Financing, due March 31, 2012 (f)	670,801	806,117
$200,000	Convertible Note Financing, due March 31, 2012 (e)	56,049	210,155
$161,111	Convertible Note Financing, due March 31, 2012 (e)	42,071	356,974
$27,778	Convertible Note Financing, due March 31, 2012 (e)	13,320	46,251
$111,112	Convertible Note Financing, due March 31, 2012 (g)	174,512	204,980
$50,000	Convertible Note Financing, due March 31, 2012 (e)	12,108	195,592
$55,000	Convertible Note Financing, due March 31, 2012 (e)	100,802	238,331
$137,500	Convertible Note Financing, due March 31, 2012 (e)	209,998	595,829
$55,000	Convertible Note Financing, due March 31, 2012 (e)	100,802	238,331
$100,000	Convertible Note Financing, due March 31, 2012 (h)	16,943	134,638
$900,000	Convertible Note Financing, due July 15, 2012 (i)	738,443	741,019
$400,000	Convertible Note Financing, due July 15, 2012 (j)	175,831	670,891
$600,000	Convertible Note Financing, due September 17, 2012 (k)	841,226	999,846
$221,937	Convertible Note Financing, due September 17, 2012 (l)	198,482	-
$500,000	Convertible Note Financing, due January 15, 2013 (m)	261,938	-

	Total convertible notes payable	$5,093,060	$7,963,291

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.  To date, total conversions of $280,670 in principal face value have been converted into common shares.

We have entered into the following Modification and Waiver Agreements related to this financing:

Note 4.	Convertible Notes Payable (continued):

(a)	$312,000 convertible notes payable (continued)

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1,	Increase principal by $52,000
2009 or closing of another funding
Janary 2009	Extend matrity date to July 1, 2009 and add	140,000 shares of restricted stock
a conversion option of $0.05
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4(h))
July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

The January 2010 modification resulted in an extinguishment loss of $72,441. On July 14, 2010, the holders agreed to extend the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  On March 17, 2011, the holders agreed to extend the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.

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

The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value. We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including, volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6  Derivative Liabilities.

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

a conversion price range of $0.01216 to $0.01232.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.  During the quarter ended September 30, 2011, $1,356 of the principal balance of the notes were converted into common shares at a conversion price of $.006968.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0016	$0.0305
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.63%	1.94%
Credit-risk adjusted yield	7.63%	7.30%	-	-
Dividends	-	-	-	-

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0016	$0.0305
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.63%	1.94%
Credit-risk adjusted yield	7.63%	7.30%	-	-
Dividends	-	-	-	-

Note 4.	Convertible Notes Payable (continued):

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into common stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares. The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4 (h). This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.

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

Note 4.	Convertible Notes Payable (continued):

(c)	$243,333 convertible notes payable (continued)

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

On January 27, 2009, March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.  During the year ended March 31, 2010, $94,000 of principal balance of the notes was converted into common shares at the default conversion price range of $1.00 to $.16 calculated pursuant to the notes default provisions.  On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02.

For the quarter ended March 31, 2011, $187,981 principal balance and $40,321 of accrued interest for the notes were converted into common stock at a conversion price range of $.012 to $.01858.  For the quarter ended June 30, 2011, $37,000 principal balance was converted into common stock at a conversion price of $0.1253. For the quarter ended September 30, 2011, $46,555 principal balance was converted into common stock at a conversion price range of $.00465 to $.007.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of  September 30, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

Note 4.	Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

Note 4.	Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financing	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	130.00%
Equivalent term (years)	-	-	3.79	4.29
Risk-free rate	-	-	0.634%	1.938%
Credit-risk adjusted yield	7.63%	7.3%	-	-
Dividends	-	-	-	-

Note 4.	Convertible Notes Payable (continued):

(f)	$507,500 convertible note payable:

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	September 30,	March 31,
	2011	2011
	(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02
Conversion or strike price	$0.0095	$0.0154
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	7.63%	7.30%

Note 4.	Convertible Notes Payable (continued):

(i)	$900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015.

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $103,430 to capture the accretion of the debt discount through September 30, 2011.

Total financing costs paid from this financing amounted to $164,500 as well as a payment of $39,024 for other past due professional fees, resulting in a net amount of $696,476 to be paid to us at $150,000 per month until the total amount is paid in the following months.  As such, we reported a stock subscription amount of $246,476 for the period ended September 30, 2010.  That amount has since been paid from October through November, 2010.  In addition, we recorded $15,600 in non-cash deferred financing fees for the issuance of 6,000,000 warrants as a finder’s fee as part of the total issued 65,999,999 Class A warrants.  In addition, we paid other financing fees associated with this financing in the amount of $11,500, resulting in a total of $191,600. As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $233,625 in these assigned notes payable were converted into common shares of stock from inception through September 30, 2011. These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.	Convertible Notes Payable (continued):

(i)	$900,000 convertible notes payable (continued)

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0068	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	115.00%
Equivalent term (years)	-	-	3.79	4.54
Risk-free rate	-	-	0.634%	1.801%
Credit-risk adjusted yield	7.63%	7.30%	-	-

(j)	$400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $63,020 to capture the accretion of the debt discount through September 30, 2011.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.	Convertible Notes Payable (continued):

(j)	$400,000 convertible notes payable (continued)

$400,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.015	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	4.31	4.81
Risk-free rate	-	-	0.77%	2.2%
Credit-risk adjusted yield	7.63%	7.30%	-	-

(k)	$600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $80,817 to capture the accretion of the debt discount through September 30, 2011.

Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.	Convertible Notes Payable (continued):

(k)	$600,000 convertible notes payable (continued)

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$0.02	$0.0011	$0.02
Conversion or strike price	$0.0011	$0.015	$0.0200	$0.0200
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	4.46	4.96
Risk-free rate	-	-	0.82%	2.280%
Credit-risk adjusted yield	7.63%	7.30%	-	-

(l)	$221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor.   On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $389 to capture the accretion of the debt discount through September 30, 2011.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 for this financing is illustrated in the following table:

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	September 30,	March 31,	September 31,	March 31,
	2011	2011	2011	2011
Estimated fair value of underlying common share	$0.0011	$-	$0.0011	$-
Conversion or strike price	$0.0068	$-	$0.020	$-
Volatility (based upon Peer Group)	--	--	120.00%	--
Equivalent term (years)	--	--	4.75	--
Risk-free rate	--	--	0.96%	--
Credit-risk adjusted yield	7.63%	0.00%	--	0.00%
Dividends	--	--	--	--

Note 4.	Convertible Notes Payable (continued):

(m)	$500,000 convertible notes payable

On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $10,046 to capture the accretion of the debt discount through September 30, 2011.

Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2011 and March 31, 2011 for this financing is illustrated in the following table:

$500,000 Convertible Promissory Note Financing
	Hybrid Note		Warrants
	September 30,	March 31,	September 30,	March 31,
	2011	2011	2011	2011
	(unaudited)		(unaudited)
Estimated fair value of underlying common share	$0.0011	$-	$0.0011	$-
Conversion or strike price	$0.00950	$-	$0.0200	$-
Volatility (based upon Peer Group)F	-	-	110.00%	0.00%
Equivalent term (years)	-	-	4.79	0
Risk-free rate	-	-	0.90%	0.000%
Credit-risk adjusted yield	8.00%	0.00%	-	-

Note 5.	Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended September 30, 2011, we anticipate making those payments in late 2011.

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

Note 6.	Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of September 30, 2011 and March 31, 2011:

Financing arrangement giving rise to		September 30,	March 31,
derivated financial instruments		2011	2011
$600,000	Face Value Convertible Note Financing	$1,017	$22,250
$500,000	Face Value Convertible Note Financing	771	16,855
$100,000	Face Value Convertible Note Financing	154	3,372
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$60,000	Face Value Short Term Bridge Loan Financing	11	56
$33,000	Face Value Short Term Bridge Loan Financing	-	31
$55,000	Face Value Short Term Bridge Loan Financing	-	6
$120,000	Face Value Convertible Note Financing	68	1,427
$60,000	Face Value Convertible Note Financing	34	714
$200,000	Face Value Convertible Note Financing	238	4,956
$161,111	Face Value Convertible Note Financing	192	3,992
$50,000	Face Value Convertible Note Financing	59	1,239
$55,000	Face Value Convertible Note Financing	59	1,239
$137,500	Face Value Convertible Note Financing	164	3,407
$55,000	Face Value Convertible Note Financing	65	1,363
$900,000	Face Value Convertible Note Financing	32,344	673,958
$400,000	Face Value Convertible Note Financing	9,679	188,173
$600,000	Face Value Convertible Note Financing	28,125	545,724
$221,937	Face Value Convertible Note Financing	14,165	-
$500,000	Face Value Convertible Note Financing	4,467	-

	Total derivative liabilities	$91,612	$1,468,988

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through September 30, 2011:

Total day-one derivative losses	(a)	$(9,276,238)
Total income arising from fair value adjustments	(b)	9,007,743
Derivative income (expense) inception (June 18, 2007)
through September 30, 2011	(a) + (b)	$(268,495)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the six months ended September 30, 2011 and 2010:

		Six Months	Six Months
Our financing arrangements giving rise to		Ended	Ended
derivated financial instrumentsand the income effects:		September 30, 2011	September 30, 2010
Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$21,233	$1,826,075
$500,000	Face Value Convertible Note Financing	16,084	1,383,297
$100,000	Face Value Convertible Note Financing	3,218	276,727
$120,000	Face Value Short Term Bridge Loan Financing	70	24,727
$120,000	Face Value Short Term Bridge Loan Financing	70	54,010
$60,000	Face Value Short Term Bridge Loan Financing	160	12,413
$33,000	Face Value Short Term Bridge Loan Financing	1	10,083
$55,000	Face Value Short Term Bridge Loan Financing	6	17,887
$120,000	Face Value Convertible Note Financing	1,359	103,740
$60,000	Face Value Convertible Note Financing	680	51,870
$200,000	Face Value Convertible Note Financing	4,718	360,208
$161,111	Face Value Convertible Note Financing	3,800	290,168
$50,000	Face Value Convertible Note Financing	1,180	90,052
$55,000	Face Value Convertible Note Financing	1,180	90,052
$137,500	Face Value Convertible Note Financing	3,243	247,644
$55,000	Face Value Convertible Note Financing	1,298	(53,739)
$900,000	Face Value Convertible Note Financing	641,614	(191,400)
$400,000	Face Value Convertible Note Financing	178,494	-
$600,000	Face Value Convertible Note Financing	517,597	-
$221,937	Face Value Convertible Note Financing	(187,038)	-
$500,000	Face Value Convertible Note Financing	(170,935)	-

Total derivative income (expense) arising from fair value adjustments		$1,038,032	$4,593,814

Note 6.	Derivative Liabilities (continued)

		Six Months	Six Months
		Ended	Ended
		September 30, 2011	September 30, 2010
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$58,342	$1,730,879
$500,000	Face Value Convertible Note Financing	411,142	2,266,274
$100,000	Face Value Convertible Note Financing	-	235,342
$312,000	Face Value Convertible Note Financing	6,456	942,499
$120,000	Face Value Convertible Note Financing	160,182	579,825
$5,000	Face Value Convertible Note Financing	6,674	23,671
$5,000	Face Value Convertible Note Financing	6,674	24,159
$60,000	Face Value Convertible Note Financing	80,091	289,912
$70,834	Face Value Convertible Note Financing	94,553	342,260
$27,778	Face Value Convertible Note Financing	32,931	135,031
$200,000	Face Value Convertible Note Financing	154,106	972,220
$111,112	Face Value Convertible Note Financing	30,468	531,306
$161,111	Face Value Convertible Note Financing	314,906	780,426
$507,500	Face Value Convertible Note Financing	122,723	2,254,114
$50,000	Face Value Convertible Note Financing	114,936	241,160
$55,000	Face Value Convertible Note Financing	137,529	265,933
$137,500	Face Value Convertible Note Financing	128,732	666,359
$100,000	Face Value Convertible Note Financing	117,695	493,424
$55,000	Face Value Convertible Note Financing	137,529	13,289
$900,000	Face Value Convertible Note Financing	(42,547)	-
$400,000	Face Value Convertible Note Financing	412,201	-
$600,000	Face Value Convertible Note Financing	146,535	-
$221,937	Face Value Convertible Note Financing	201,924	-
$500,000	Face Value Convertible Note Financing	420,095	-

Total interest income (expense) arising from fair value adjustments		3,253,877	12,788,083
Other interest expense		(144,737)	(15,717)
Interest income (expense) and other financing costs		$3,109,140	$12,772,366

Our derivative liabilities as of September 30, 2011, and our derivative income and expense during the six months ended September 30, 2011 and from inception through September 30, 2011 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

Note 6.	Derivative Liabilities (continued)

In connection with our accounting for the $600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing  dated February 19, 2010, the $137,500 face value convertible note and warrant financing dated March 26, 2010, the $55,000 face value convertible note and warrant financing dated May 13, 2010, the $900,000 face value convertible note and warrant financing dated July 15, 2010, the $400,000 face value convertible note and warrant financing dated January 21, 2011, the $600,000 face value convertible note and warrant financing dated March 17, 2011, the $221,937 face value convertible note and warrant financing dated June 30, 2011 and the $500,000 face value convertible note and warrant financing dated July 15, 2011, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values.  That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value.  In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of September 30, 2011, our management concluded that registration payments are not probable.
.

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

Note 8.	Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of September 30, 2011, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.020
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.020
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.020
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.020
July, 2008 Debt Extensions (a)	7/14/2008	7/13/2011	2,500	10.00
August, 2008 Financing (a)	8/5/2008	8/4/2011	5,000	10.00
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.020
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.020
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.020
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.020
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.020
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.020
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.020
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.020
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	0.020
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	0.050
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	0.020
March, 2011 Financing	3/17/2011	3/16/2016	37,423,842	0.020
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2016	3,973,510	0.020
June, 2011 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	0.020
July, 2011 Financing	7/15/2011	7/14/2016	25,000,000	0.020
July, 2011 Financing Finder's Fees	7/15/2011	7/14/2016	2,500,000	0.020

Total issued Class A warrants			163,664,873

(a) Warrants will be cancelled in following quarter as they have expired

Note 8.	Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (b):

October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convert8ible Note Financing	15,152
July, 2008 Debt Extensions	7,500

Total unissued Class B Warrants	250,568

Total Warrants	163,915,441

No warrants were exercised for the six months ended September 30, 2011. A total of 27,500 Class A warrants and 27,500 Class B warrants expired during the six months ended September 30, 2011 and were cancelled.

(c) Common Stock Issued During the Six Months Ended September 30, 2011:

At September 30, 2011, we had issued and outstanding 131,068,085 shares of common stock of which 10,782,128 shares are owned by our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

(c) Common Stock Issued During the Six Months Ended September 30, 2011 (continued):

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

(c) Common Stock Issued During the Six Months Ended September 30, 2011 (continued):

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

On July 20, 2011, we issued 3,079,286 shares of common stock pursuant to a conversion of certain March, 2009 convertible notes for $21,555 at a conversion price of $.007.

On July 21, 2011, we issued 1,500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $10,688 at a conversion price of $.007125.

On July 25, 2011, we issued 5,000,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes for $33,484 and another $1,356 for the original October, 2007 convertible notes for a total of $34,840 at a conversion price of $.006968.

On July 27, 2011, we issued 500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,188 at a conversion price of $.006375.

On August 3, 2011, we issued 500,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $3,188 at a conversion price of $.00436.

On August 11, 2011, we issued 5,376,344 shares of common stock pursuant to a conversion of certain March, 2009 convertible notes for $25,000 at a conversion price of $.00465.

On August 11, 2011, we issued 200,000 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $872 at a conversion price of $.00436.

On August 31, 2011, we issued 3,000,000 shares of restricted common stock to outside legal counsel for past due services at a conversion price of $.002 with a recorded value of $6,000.

On September 1, 2011, we issued 1,338,678 shares of common stock pursuant to a conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for $2,470 at a conversion price of $.001845.

On September 13, 2011, we issued 4,513,899 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $5,530 at a conversion price of $.001225.

On September 27, 2011, we issued 2,800,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,800 at a conversion price of $.001.

Note 8.	Stockholders’ Deficit (continued):

(d) Warrants Issued During the Six Months Ended September 30, 2011:

On June 30, 2011 we issued 20,000,000 warrants with an exercise price of $0.02 to be exercisable up to June 29, 2016 for the debt exchange of two previous short term bridge loans into a new convertible note payable.

On July 15, 2011, we issued 27,500,000 warrants with an exercise price of $0.02 to be exercisable up to July 14, 2016 for $500,000 convertible note financing.

(e) Options Issued During the Six Months Ended September 30, 2011:

None

Note 9.	Fair Value Measurements:

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

Note 9.	Fair Value Measurements (Continued):

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$91,612	$-	$-	$91,612

Total Liabilities	$91,612	$-	$-	$91,612

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2011	$1,468,988
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,038,032)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(339,344)
Transfer in and/or out of Level 3	-
Ending Balance, September 30, 2011	$91,612

Note 10.	Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,020 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,341 and excluding variable common area maintenance charges, as of September 30, 2011, are as follows:

Years ending March 31,	Amount
2012	$50,043
2013	103,422
2014	17,348

$170,813

Note 10.	Commitments and Contingencies (continued):

Lease of office (continued)

Rental expense, which also includes maintenance and parking fees, for the six months ended September 30, 2011, was $66,295.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current Phase III® Recovery drink as well as future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 11.	Subsequent Events:

On October 4, 2011, we issued 6,000,263 shares of common stock pursuant to a conversion of $5,712 in accrued interest payable for February, 2008 convertible notes at a conversion price of $.000952.

On October 7, 2011, we entered into two promissory notes (each for $75,000) for a total of $150,000.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.

On October 12, 2011, we issued 701,064 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $526 at a conversion price of $.00075.

On November 1, 2011, we issued 1,295,609 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $1,095 at a conversion price of $.000845.

On November 3, 2011, we entered into a promissory note with conversion rights for a total of $59,359 with our outside legal counsel.  This amount covers all fees owed as of October 31, 2011 and has an interest rate of 5%.  The maturity date of this note is May 5, 2012.  The note as well as any unpaid interest can be converted into shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date.  The conversion price shall be such an amount that will not trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes on the Due Date.

On November 3, 2011, we issued a total of 9,300,000 shares of common stock pursuant to two conversions of July, 2010 assigned convertible notes for $8,580 at a conversion price of $.000923.

On November 3, 2011, we issued a total of 5,517,402 shares of common stock pursuant to three conversions of January, 2011 convertible notes for $5,091 at a conversion price of $.000923.

On November 8, 2011, we issued 4,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $4,672 at a conversion price of $.001168.

On November 8, 2011, we issued a total of 5,437,815 shares of common stock pursuant to three conversions of January, 2011 convertible notes for $5,955 at a conversion price of $.001095.

On November 8, 2011, we issued 6,900,000 shares of common stock pursuant to a conversion of March, 2011

Note 11.	Subsequent Events (continued):

convertible notes for $7,556 at a conversion price of $.001095.

On November 10, 2011, we issued 8,040,987 shares of common stock pursuant to two conversions of July, 2010 assigned convertible notes for $6,748  and three conversions of January, 2011 convertible notes for $2,941, all at a conversion price of $.001205.

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

Our plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in two fast growing segments; sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

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

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition.  This board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

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

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended September 30, 2011. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the six months ended September 30, 2011 and 2010. As such, there is no meaningful comparison with prior periods.

Our plan during the next few months is to continue the implementation of market and sales promotion programs to gain awareness of our new “Phase III® Recovery” drink in new markets and to increase customers as this is our only revenue producing product at this time.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010:

For the six months ended September 30, 2011, our primary expenses related to salaries and professional fees as well as marketing and promotion expenses.  Total operating expenses for the six months ended September 30, 2011 were $897,304 which is higher than last year’s similar expenses for $616,994 for an increase of $280,310 in which most of this increase is due to an increase of $117,704 for marketing and promotion costs associated with our Phase III® Recovery product during 2011. We also incurred higher investor relations costs in 2011 for an increase of $83,809 over last year’s similar expenses.

Derivative income was $1,038,032, and interest income was $3,109,140 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net profit for the six months ended September 30, 2011 of $3,251,575 leading to basic earnings per share of $.03 and diluted earnings per share of $.01 as compared to a net profit for the six months ended September 30, 2010 of $16,749,667 which includes the recognition of derivative income of $4,593,814 and $12,772,366 net interest income.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the six months ended September 30, 2011 was 102,313,491 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 353,118,938. The basic earnings per common share was $1.98, and the diluted earnings per share was $.10 for the six months ended September 30, 2010 based on a weighted average number of common shares outstanding of 8,457,300 for the basic earnings per share and 167,970,128 for the diluted earnings per share.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010:

For the three months ended September 30, 2011, our primary expenses related to salaries and professional fees as well as marketing and promotion expenses.  Total operating expenses for the three months ended September 30, 2011 were $361,395 which is higher than last year’s similar expenses for 329,995 for an increase of $31,400 in which most of this increase is due to an increase of $12,842 for marketing and promotion costs associated with our Phase III® Recovery product during 2011.

Derivative income was $437,643, and interest income was $2,573,252 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net profit for the three months ended September 30, 2011 of $2,648,055 leading to basic earnings per share of $.02 and diluted earnings per share of $.01 as compared to a net loss for the three months ended June 30, 2010 of $1,308,132 which includes the recognition of derivative expense of $105,144 and $873,636 net interest expense.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the three months ended September 30, 2011 was 116,450,786 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 367,256,233. The basic and diluted loss per common share was $.11 for the three months ended September 30, 2010 based on a weighted average number of common shares outstanding of 12,055,623 for the basic and diluted loss per share.

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

For the six months ended September 30, 2011 compared to six months ended September 30, 2010:

Net cash used in operating activities for the six months ended September 30, 2011 was $724,983 which was mainly the effect of changes in our operating assets. Our profit of $3,251,575 was offset by non-cash items of $1,038,032 in derivative income and $3,253,876 for the changes in the fair values of our convertible notes payable. Net cash used in operating activities for the six months ended September 30, 2010 was $777,583 which was mainly the effect of changes in our operating assets.  Our profit of $16,749,667 was offset by non-cash items of $4,593,814 in derivative income and $12,788,083 for the changes in fair values of our convertible notes payable.

Net cash flows generated by operating activities for the six months ended September 30, 2011 as well as for the six months ended September 30, 2010 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used in our investing activities was $1,694 for the six months ended September 30, 2011 as compared to $1,176 for the six months ended September 30, 2010.  These funds for both years were used mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $500,000 for the six months ended September 30, 2011 as compared to $757,750 for the six months ended September 30, 2010. The decrease of $257,750 was attributed to additional convertible note financings in 2010.

Comparison of the six months ended September 30, 2011 to the six months ended September 30, 2010:

The major variances in the Condensed Consolidated Statements of Cash Flows for the six months of September 30, 2011 as compared to the six months of September 30, 2010 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the six months ended September 30, 2011 for $(210,390) as compared to the six months ended September 30, 2010 for $(194,322) were the result of paying more accounts payable related items in 2011. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the six months ended September 30, 2011 were the result of additional convertible note financings in 2011 of $500,000 compared to higher new convertible note financings of $955,000 for the six months ended September 30, 2010.

External Sources of Liquidity:

For the six months ended September 30, 2011:

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

On July 15, 2011, the Company entered into subscription agreement for a convertible debt financing up to $1,000,000 in which the Company received gross proceeds of $500,000.  This financing is subject to an interest rate of 10%, and the due date is January 15, 2013.

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000. We have convertible notes in the principal amount of $5,093,060 outstanding at September 30, 2011, of which 2,877,139 in principal are due March 31, 2012.  There is no guarantee that we will be able to pay these notes when due or secure further extensions.  Please see a summary of all convertible notes and short-term bridge loans in the table below. We are recording interest expense at the default interest rate of 15% for the short-term bridge loans. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only. This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations. Subsequent to the quarter ended September 30, 2011, we received on October 7, 2011 two bridge loans ($75,000 each) for a total of $150,000.  These promissory notes have an interest rate of 10% with the payment to be made on the sooner of (i) January 30, 2012 (“Maturity Date”), or (ii) from the proceeds on the next funding by the Company.

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011

Original Note Amount	Issue Date	Due Date	Default Yes/No	$ Amount Past Due	Interest Rate	Default Interest Rate	Accrued Default Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2012	No	-	10%	N/A	-
$312,000	January, 2008	3/31/2012	No	-	None-discount note	N/A	-
$500,000	February, 2008	3/31/2012	No	-	10%	N/A	-
$100,000	June, 2008	3/31/2012	No	-	10%	N/A	-
$263,333	September, 2008	3/31/2012	No	-	None-discount note	N/A	-
$60,833	December, 2008	3/31/2012	No	-	None-discount note	N/A	-
$200,834	January, 2009	3/31/2012	No	-	15%	N/A	-
$60,000	February, 2009	3/31/2012	No	-	15%	N/A	-
$361,112	March, 2009	3/31/2012	No	-	12%	N/A	-
$27,778	October, 2009	3/31/2012	No	-	12%	N/A	-
$618,612	November, 2009	3/31/2012	No	-	12%	N/A	-
$150,000	January, 2010	3/31/2012	No	-	12%	N/A	-
$192,500	March, 2010	3/31/2012	No	-	12%	N/A	-
$55,000	May, 2010	3/31/2012	No	-	10%	N/A	-
$900,000	July, 2011	7/15/2012	No	-	10%	N/A	-
$400,000	January, 2011	7/15/2012	No	-	10%	N/A	-
$600,000	March, 2011	9/17/2012	No	-	10%	N/A	-
$221,937	June, 2011	9/17/2012	No	-	10%	N/A	-
$500,000	July, 2011	1/15/2013	No	-	10%	N/A	-

SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$21,371
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$36,213

$115,000	Total amount past due			$115,000			$57,584
Note that failure to pay certain debts is an event of default

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Risks Relating to Our Business

We have a history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain our business or expand operations according to our business plan.

As of September 30, 2011, we had an accumulated shareholders’ deficit of $9,909,239 and a working capital deficit of $9,721,641, compared to an accumulated shareholders’ deficit of $14,215,259 and a working capital deficit of $11,861,608 at March 31, 2011. Cash and cash equivalents were $6,660 as of September 30, 2011 as compared to $233,337 at March 31, 2011. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

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

To date, we have not generated any material product revenues. Our operating losses have negatively impacted our liquidity, and we are continuing our efforts to develop new products, while focusing on increasing net sales.  However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees.  If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

At September 30, 2011, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At September 30, 2011, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of most obligations, we may be unable to continue to do so.  Further, we have secured convertible notes outstanding totaling $5,093,060 in principal face value at September 30, 2011.  Failure to pay certain debt obligations could lead to an event of default under our convertible notes. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2012, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.

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

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery).  Our co-packing agreement with our principal co-packer was signed on December 16,

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS (continued):

2008 and will expire in less than three months (December 15, 2011).  After the initial term, this agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. –MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 30, 2011, we had issued and outstanding options and warrants that may be exercised into 164,942,509 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Further, the Company has issued convertible notes totaling $5,093,060 at September 30, 2011 which may be converted into 250,805,447 shares of common stock (subject to 4.99-9.99% beneficial ownership limitation).

Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

A substantial number of our shares are available for sale in the public market, and sales of those shares could adversely affect our stock price and our ability to obtain financing.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 131,068,085 shares of common stock outstanding as of September 30, 2011 of which 120,122,757 shares are held by non-affiliates.

Further, the Company has issued convertibles notes totaling $5,093,060 which may be converted into 250,805,447 shares of common stock and warrants that may be exercised into 163,551,323 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933, (as amended, the "Securities Act").  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substancial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 4. –CONTROLS AND PROCEDURES (CONTINUED)

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of September 30, 2011, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 1.	Legal Proceedings (continued)

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

On September 16, 2010, Fortitech, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide goods for a certain beverage product.  Fortitech is seeking an amount of $18,584 plus interest and costs for a total of $19,020.  We have already recorded this amount in our records. Both parties agreed to payment of this amount for $1,585 on May 1, 2011 and $1,585 on the first day of each following month for twelve (12) months until the total is paid in full.  We made two (5) payments of $1,585 each during the six months ended September 30, 2011. Although we were one month behind as of September 30 2011,  we plan to continue payment in accordance with this agreement.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 15, 2011, the Company entered into a subscription agreement with institutional and accredited investors for convertible debt financing up to $1,000,000 in which the Company received gross proceeds of $500,000 with an interest rate of 10%.  The due date is January 15, 2013.  Associated finance fees of $95,000 were deducted from the gross proceeds for a net received amount of $405,000.  In addition, we issued 25,000,000 warrants with an exercise price of $.02 as well as another 2,500,000 warrants for finder’s fees at the same exercise price. All of these warrants are exercisable up to July 14, 2016.  In addition, we issued a convertible note in the amount of $15,000 as another finder’s fee.  The table below reflects the notes payable and warrants by each investor:

	Notes	Warrants
Name of Investor	Payable	Issued

Schlomo & Rochel Rifkind	$250,000	12,500,000
Whalehaven Capital Fund Limited	$100,000	5,000,000
Alpha Capital Anstaldt	$100,000	5,000,000
Ramshead Holding Ltd.	$50,000	2,500,000
sub-total gross cash proceeds	$500,000	25,000,000
Jody Eisenman Placement Fee	$15,000	2,500,000
Total	$515,000	27,500,000

These securities were issued in reliance upon an exemption from registration Section 4(2) and/or Regulation D of the Securities Act of 1933, as amended.  All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

During the three months ended September 30, 2011, the Company issued a total of 15,089,471 shares of common stock for the conversions of $110,492 of convertible notes payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions by the note holders.   The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3.	Defaults on Senior Securities

As of September 30, 2011, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions.

Item 5.	Other Information

On October 7, 2011, we entered into two promissory notes with two entities that are convertible note holders of the Compnay (each for $75,000) for a total of $150,000.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.

On November 3, 2011, we entered into a promissory note with conversion rights for a total of $59,359 with our outside legal counsel.  This amount covers all fees owed as of October 31, 2011 and has an interest rate of 5%.  The maturity date of this note is May 5, 2012.  The note as well as any unpaid interest can be converted into shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date.  The conversion price shall be such an amount that will not trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes on the Due Date.

See Note 11 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule
	of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted
	Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in
	Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in
	Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c )	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in
	Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)

(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010
	(Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated
	July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form
	10-Q as amended for quarter ended September 30, 2010 filed June 1 2011)	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January
	2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated
	January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all
	Exhibits (forms of note and warrant, escrow agreement, form of legal
	opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)		X
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)		X
(10((57)	Form of Promissory Note with conversion rights November 3, 2011		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(15) previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)
(16) previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession  No. 0001213900-11-003662)
(17) previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001313900-11-003757)
(18) previously filed with the Commission on August 22, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-004667)

(a)  This exhibit is referenced in the October 23, 2007 Subscription Agreement
(b)  This exhibit is referenced in the January 8, 2008 Subscription Agreement
(c)  This exhibit is referenced in the September 29, 2008 Subscription Agreement
(d)  Schedule 9(s) for Lockup Agreement Providers, referenced in the exhibit index to the Subscription Agreement, was not included in this
        Subscription Agreement because this schedule was not assembled or produced although Exhibit E, Form of Lock Up Agreement, was included in the Subscription Agreement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: November 21, 2011

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer