Form 10-K/A
period 2010-03-31
Attitude Drinks Inc.
filed 2012-01-19
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A -2

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

PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at April 9, 2010 was 1,295. The stock prices listed below have been restated to account for the 1-for-20 reverse stock split.

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

On February 11, 2010 and in reference to the above January 10, 2010  two new  issued notes, the Company entered into a modification and amendment agreement with two institutional investors to increase the number of warrants by a total of 104,166 warrants (from 1,455,167 warrants to 1,507,250 warrants for Alpha Capital Anstalt) an institutional investor, and from 890,703 warrants to 942,786 warrants for Whalehaven Capital Fund, Ltd., the second institutional investor, as well as modify the terms of these issued warrants whereas the exercise price of the total 104,166 warrants was reduced to $0.16, and the expiration date of the warrants was July 15, 2015.

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

External Sources of Liquidity-External Debt Financing and Use of Common Stock:

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

Defaults for Convertible Notes Payable and Short-Term Non-Convertible Loans for the Year Ended March 31, 2010

Defaults on Convertible notes payable:

We did not have sufficient authorized shares as of March 31, 2010 to settle all of our equity indexed instruments which is an event of default on our convertible notes.    R emedies for an event of default include acceleration of principal and interest . at option of the holder, and a portion of the notes also include redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balance plus interest.   Prior to March 31, 2010, the holders of these notes agreed to extend the due dates of the notes until June 30, 2010.  Notes with the redemption provision were recorded at 120% of face value.   If we are unable to obtain sufficient authorized shares by June 30, 2010 (the maturity date), default interest of 15% will begin accruing on these notes as of July 1, 2010.  On April 5, 2010, a Certificate of Amendment to the Certificate of Incorporation was filed with the state of Delaware effective on April 5, 2010 which cured the event of default for insufficient authorized shares.

Defaults on Short-Term Bridge loans :

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE YEAR ENED MARCH 31, 2010

			Event of				Default	Accrued
Original Note	Issue		Default	Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES (a)

$ 600,000	October, 2007	6/30/2010	Yes	No	$ -	10%	15%	$ -
$ 312,000	January, 2008	6/30/2010	Yes	No	-	None-discount note	15%	-
$ 500,000	February, 2008	6/30/2010	Yes	No	-	10%	15%	-
$ 100,000	June, 2008	6/30/2010	Yes	No	-	10%	15%	-
$ 263,333	September, 2008	6/30/2010	Yes	No	-	None-discount note	15%	-
$ 60,833	December, 2008	6/30/2010	Yes	No	-	None-discount note	15%	-
$ 200,834	January, 2009	6/30/2010	Yes	No	-	15%	15%	-
$ 60,000	February, 2009	6/30/2010	Yes	No	-	15%	15%	-
$ 361,112	March, 2009	6/30/2010	Yes	No	-	12%	20%	-
$ 27,778	October, 2009	6/30/2010	Yes	No	-	12%	20%	-
$ 618,612	November, 2009	(b)	Yes	No	-	12%	20%	-
$ 150,000	January, 2010	6/30/2010	Yes	No	-	12%	20%	-
$ 192,500	March, 2010	6/30/2010	Yes	No	-	12%	20%	-

$ 3,447,002	Total amount				$ -			$ -

(a) As of March 31, 2010, we did not have sufficient authorized shares to settle all of our equity indexed instruments which is an event of default on all of our convertible notes payable.  Remedies for an event of default include acceleration of principal and interest at the option of the holder, and a portion of the notes also include redemption provisions which allow the holders to redeem the notes at 120% of the principal balance plus interest at the holder's election following an event of default.  The holders did not exercise their option to accelerate principal and interest or redeem the notes based upon the event of default at March 31, 2010, therefore the notes were not deemed in default at March 31, 2010, and no default interest was recorded.  A Certificate of Amendment to the Certificate of Incorporation was filed with the state of Delaware to be effective on April 5, 2010 to increase the authorized shares to one billion shares which cured the aforementioned event of default due to insufficient authorized shares.  In addition, the notes due March 31, 2010 were extended until June 30, 2010.

(b) $507,500 of the total balance has a due date of 6/15/2010 while the remaining balance of $111,112 has a due date of 6/30/2010.

				(a)			Default	Accrued
Original Note	Issue			Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date		Yes/No	Past Due	Rate	Rate	Interest

SHORT-TERM BRIDGE LOANS (b)

$ 120,000	April 2, 2008	Past due		Yes	$ 120,000	None-discount note	15%	$ 28,140
$ 120,000	April 9, 2008	6/30/2010		No	N/A	None-discount note	-	-
$ 60,000	April 14, 2008	Past due		Yes	$ 60,000	None-discount note	15%	$ 14,070
$ 33,000	May 19, 2008	Past due		Yes	$ 33,000	None-discount note	15%	$ 7,739
$ 55,000	August 5, 2008	Past due		Yes	$ 55,000	None-discount note	15%	$ 23,828

$ 388,000	Total amount past due				$ 268,000			$ 73,777

(a) Notes indicated in default are in default because they are past due.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2010.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation since employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers as all applicable unpaid amounts have been accrued and reflected as expense:

								Change in
							Non-	Pension Value
							equity	Value &
							Incentive	Nonqualified
			Salary /		(e)	(f)	Plan	Deferred	(h)
	Principal		Consulting		Stock	Option	Comp.	Comp.	All Other
Name	Position	Year	$	Bonus $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
Roy Warren(g)	CEO	2010 (a)	$192,000	$-	$1,620,000	$-	$-	$-	$13,999	$1,825,999
Roy Warren (g)	CEO	2009 (b)	$192,000	$-	$-	$80,610	$-	$-	$14,556	$287,166

Tommy Kee (g)	CFO	2010 (c)	$57,115	$-	$-	$-	$-	$-	$2,888	$60,003
Tommy Kee (g)	CFO	2009 (d)	$150,000	$-	$-	$12,408	$-	$-	$11,514	$173,922

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

(f)  This amount represents the aggregate grant date fair value that was computed in accordance with FASB Topic 718 for the grant of non-qualified stock options to the above executives.   These grants came from the March 2009 Stock Option, Compensation and Incentive Plan.  These stock options have an exercise price of $1.00 and vest immediately with an expiration life of five (5) years.  The stock options were valued at $.18014 per stock option at March 30, 2009 (Roy Warren – 447,483 stock options valued at $.18014 per stock option = $80,610; Tommy Kee – 68,876 stock options valued at $.18014 per stock option = $12,408).

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

(h)  These amounts represent medical insurance payments that were paid by the Company for the named executives.

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

All Other Fees

None

Audit Committee Pre-Approval Policies
Not applicable.

PART IV

ITEM 15 – EXHIBITS

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule	(1)
	of other documents omitted – Exhibit B in Exhibit (10)(1) – (a)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted –
	Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 – Exhibit A in Exhibit (10)(8) – (b)		X
(10)(1)	Subscription Agreement for Securities dated October 23, 2007		X
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) – (a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) – (a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007 – Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008		X
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Strategic Relationship & Supply Agreement-NutraGenesis LLC April 16, 2008		X
(10)(15)	Modification and Waiver Agreement, dated June 30, 2008		X
(10)(16)	Asset Purchase Agreement and Secured Convertible Promissory Note, August, 2008		X
(10)(17)	Sublicense Agreement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010		X
(10)(18)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(19)	Subscription Agreement Securities September 2008		X
(10)(20)	Funds Escrow Agreement September 2008 – Exhibit C in Exhibit (10)(19) – (c)		X
(10)(21)	Form of Note, September 2008 – Exhibit A in Exhibit (10)(19) – (c)	(3)
(10)(22)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in
	Exhibit (10)(19) – (c)	(3)
(10)(23)	Independent Contractor Agreement – F&M Merchant Group, November 2008		X
(10)(24)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(25)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008		X
(10)(26)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	and Consent Agreement, January 2009 (d)		X
(10)(27)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	20 09 Notes, Form of Warrant, February 2009		X
(10)(28)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009		X
(10)(29)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 2 0 09 Notes, Form of Warrant, July 2009		X
(10)(30)	Form of Note, November 2009		X
(10)(31)	Modification and Amendment Letters, Form of Warrant, January 2010		X
(10)((32)	2010 Stock Compensation and Incentive Plan	(7)
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule
	13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule
	13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer
	pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(5)   previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)   previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
(7)   previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857)
(a)  This exhibit is referenced in the October 23, 2007 Subscription Agreement
(b)  This exhibit is referenced in the January 8, 2008 Subscription Agreement
(c)  This exhibit is referenced in the September 29, 2008 Subscription Agreement
(d)  Schedule 9(s) for Lockup Agreement Providers, referenced in the exhibit index to the Subscription Agreement, was not included in this Subscription Agreement because this schedule was not assembled or produced although Exhibit E, Form of Lockup Agreement, was included in the Subscription Agreement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned, there under duly authorized.

ATTITUDE DRINKS INCORPORATED

Date January 19, 2012	By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/s/ Roy G. Warren	President and Chief Executive Officer	January 19, 2012
Roy G. Warren

/s/ Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer	January 19, 2012
Tommy E. Kee

/s/ H. John Buckman	Director	January 19 , 201 2
H. John Buckman

/s/ Mike Edwards	Director	January 19 , 201 2
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