Form 10-Q/A
period 2010-06-30
Attitude Drinks Inc.
filed 2012-01-20
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A -2

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

EXPLANATORY NOTE

This amendment No. 2 on Form 10-Q/A-2 amends the Registrant’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on May 26, 2011.  The Registrant is filing this amendment for the purpose of responding to SEC comments.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company

INDEX

		PAGE

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – June 30, 2010 (unaudited) and March 31, 2010	3

	Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Three Months Ended June 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to June 30, 2010 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Unregistered Sales of Equity and Use of Proceeds	55

Item 3.	Defaults upon Senior Securities	55

Item 4.	Submission of Matters to a Vote of Security Holders	55

Item 5.	Other Information/Subsequent Events	55

Item 6.	Exhibits	56

SIGNATURES	57

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 31, 2010	1) Warrants indexed to 24,000 shares of common stock 2) 12,000 shares of restricted stock

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate of 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default interest rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principal payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 7,083 warrants attached to this financing along with 28,333 similar warrants for the September, 2008 $243,333 financing (see Note 4 (c)) were redeemed in exchange for a convertible note in the amount of $70,835 . Both exchanges resulted in an extinguishment loss of $82,484. See Note 4(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

Note 9 .    Fair Value Measurements (Continued):

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

We intend to focus on the fifteen largest markets for beverages in the United States and will pre-sell in four sales channels:  grocery, convenience, drug and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these fifteen markets.

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

Increase In Authorized Shares and Reverse Stock Split

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000).  As such, we are reflecting that increase in our financial statements for the year ended March 31 , 2010.

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

Derivative Financial Instruments (continued)

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

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009:

For the three months ended June 30, 2010, primary expenses related to salaries and professional fees.  Total operating expenses for the three months ended June 30, 2010 were $286,999 which is lower than last year’s similar expenses for $579,812, mainly due to fewer employees in 2010 as compared to 2009. The marketing and promotion costs of $17,644 for the three months ended June 30, 2010 were lower than the previous year’s quarterly expenses of $101,777 mainly due to the decision to stop producing and selling the VisViva™ product line in 2010.

ITEM 2.  –   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Derivative income was $4,698,958, and interest income was $13,646,002 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net profit for the three months ended June 30, 2010 of $18,057,799 leading to basic earnings per share of $3.75 and diluted earnings per share of $1.02 as compared to a net loss for the three months ended June 30, 2009 of $1,360,029 which includes the recognition of derivative expense of $250,887 and $524,286 net interest expense.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the three months ended June 30, 2010 was 4,819,435 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 17,659,864. The basic and diluted loss per common share for the three months ended June 30, 2009 was $1.72 based on a weighted average number of common shares outstanding of 790,306.

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

Net cash provided by our financing activities was $66,500 which was mainly attributed to a new convertible note payable in the amount of $55,000.

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

On May 13, 2010, the Company executed an allonge to the March, 2009 Secured Notes in the amount of $55,000, increasing the aggregate face values of these notes from $359,834 to $414,834 . Associated finance fees of $5,000 were deducted from the gross proceeds for a net received amount of $50,000.  In addition, we issued 114,583 warrants with an exercise price of $0.16 as these warrants are exercisable up to July 15, 2015.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $268,000 although we are working on extending the due dates. Please see a summary of all convertible notes and short-term bridge loans in the table below . We are recording interest expense at the default interest rate of 15% for the short-term loans .  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.  See also Note 11 regarding subsequent events.

ITEM 2.  –   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (CONTINUED)

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE THREE MONTHS ENDED JUNE 30, 2010

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	6/30/2010	No	-	10%	15%	-
$312,000	January, 2008	6/30/2010	No	-	None-discount note	15%	-
$500,000	February, 2008	6/30/2010	No	-	10%	15%	-
$100,000	June, 2008	6/30/2010	No	-	10%	15%	-
$263,333	September, 2008	6/30/2010	No	-	None-discount note	15%	-
$60,833	December, 2008	6/30/2010	No	-	None-discount note	15%	-
$200,834	January, 2009	6/30/2010	No	-	15%	15%	-
$60,000	February, 2009	6/30/2010	No	-	15%	15%	-
$361,112	March, 2009	6/30/2010	No	-	12%	20%	-
$27,778	October, 2009	6/30/2010	No	-	12%	20%	-
$618,612	November, 2009	6/30/2010	No	-	12%	20%	-
$150,000	January, 2010	6/30/2010	No	-	12%	20%	-
$192,500	March, 2010	6/30/2010	No	-	12%	20%	-
$55,000	May, 2010	6/30/2010	No	-	12%	20%	-

$3,502,002				$-			$-

SHORT-TERM BRIDGE LOANS				(a)

$120,000	April 2, 2008	Past due	Yes	$120,000		15%	$31,600
$120,000	April 9, 2008	12/31/2010	No	N/A	None-discount note	-	-
$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$15,800
$33,000	May 19, 2008	Past due	Yes	$33,000		15%	$8,690
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$25,885

$388,000	Total amount past due			$268,000			$81,975
(a) Notes indicated in default are in default because they are past due.

ITEM 2.  –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Our intellectual property rights are critical to our success , the loss of such rights could materially, adversely affect our business.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2010, we had issued and outstanding options and warrants that may be exercised into 4,858,486 (restated for recent reverse stock split) shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock and convertible notes payable and accrued interest payable that may be converted into 12,675,963 shares of common stock (subject to 4.99% - 9.99% beneficial ownership conversion limitations).  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Subsequent to the three months ended June 30, 2010, effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock (see Note 11-“Subsequent Events” of the notes to the condensed consolidated financial statements). Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

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

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2010. As such , management concluded that internal control deficiencies existed as of March 31, 2010 that constituted material weaknesses, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financing reporting as set forth above , management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

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

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide storage and warehouse fees. The Court approved a final judgment on January 11, 2010 in the sum of $3,650, court costs of $350 and interest fees of $959 for a total sum of $4,959.   We recorded a similar amount in our records.  As of April 2, 2010, we received a letter of notification from Nationwide Distribution Services, Inc. that on April 19, 2010, the products owned by us and stored at their facilities were sold at public auction.  This sale constituted satisfaction of the final judgment brought against us.

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

On June 2, 2010, the Company issued a total of 288,889 shares of common stock for payment of $55,000 for past due services; outside valuation consultant (138,889 shares for $25,000) and outside legal counsel (150,000 shares for $30,000).

On June 30, 2010, the Company issued warrants to purchase 12,000 shares of common stock at a recorded non-cash expense of $410 as well as 12,000 restricted shares of Common Stock at a recorded non-cash expense of $624 to extend the due date of one short-term bridge loan to December 31, 2010.

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

Item 6.    Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted – Exhibit B in Exhibit (10)(1) – (a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 – Exhibit A in Exhibit (10)(8) – (b)	(9)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(9)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) – (a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 - Exibit D in Exhibit (10)(1) – (a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 - Exhibit E in Exhibit (10)(1)-(a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007 - Exhibit F in Exhibit (10)(1) –(a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(9)
(10)(9)	Funds Escrow Agreement dated January 8, 2008- Exhibit B in Exhibit (10)(8)-(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Strategic Relationship & Supply Agreement-NutraGenesis LLC April 16, 2008	(9)
(10)(15)	Modification and Waiver Agreement, dated June 30, 2008	(9)
(10)(16)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(9)
(10)(17)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(9)
(10)(18)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(19)	Subscription Agreement Securities September 2008	(9)
(10)(20)	Funds Escrow Agreement September 2008 - Exhibit C in Exhibit (10)(19) – (c)	(9)
(10)(21)	Form of Note, September 2008 – Exhibit A in Exhibit (10)(19) – (c)	(3)
(10)(22)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – ( c)	(3)
(10)(23)	Independent Contractor Agreement – F&M Merchant Group, November 2008	(9)
(10)(24)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(25)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(9)
(10)(26)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver and Consent Agreement, January 2009 (d)	(9)
(10)(27)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 2009 Notes, Form of Warrant, February 2009	(9)
(10)(28)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(9)
(10)(29)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 2009 Notes, Form of Warrant, July 2009	(9)
(10)(30)	Form of Note, November 2009	(9)
(10)(31)	Modification and Amendment Letters, Form of Warrant, January 2010	(9)
(10)(32)	2010 Stock Compensation and Incentive Plan	(7)
(10)(33)	Warrant and Allonge to March 2009 Note, dated May 13, 2010		X
(10)(34)	Promissory Note, dated June 17, 2010		X
(10)(35)	Warrants to extend short-term bridge loan June 30, 2010		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

(1)   previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A ( SEC Accession Number 0001144204-08-021783 )
(2)   previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q ( SEC Accession Number 0001144204-08-008934 )
(3)   previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q ( SEC Accession Number 0001144204-08-0063995 )
(4)   previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q ( SEC Accession Number 0001213900-09-0005 )
(5)   previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q ( SEC Accession No. 0001213900-09-003372 )
(6)   previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K ( SEC Accession No. 0001213900-09-002104 )
(7)   previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 ( SEC Accession No. 0001213900-10-002206 )
(8)   previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K ( SEC Accession No. 0001213900-10-2857 )
(9)   previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A ( SEC Accession No. 0001213900-11-002129 )

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

Date:  January 20, 2012

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, Attitude Drinks Incorporated has caused this report to be signed on its behalf by the undersigned in the capacities and on the dates stated.

Signature	Title	Date

/S/Roy G. Warren
Roy G. Warren	President and Chief Executive Officer	1/20/12

S/Tommy E. Kee
Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer	1/20/12