Form 10-Q/A
period 2010-09-30
Attitude Drinks Inc.
filed 2012-01-23
CIK 1416183

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

EXPLANATORY NOTE

This amendment No. 2 on Form 10-Q/A-2 amends the Registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on June 1, 2011.  The Registrant is filing this amendment for the purpose of responding to SEC comments.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

		PAGE #
Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – September 30, 2010 (unaudited) and March 31, 2010	4

	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2010 and 2009, Six Months Ended September 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to September 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4 0

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	5 5

Item 4.	Controls and Procedures	5 6

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 2.	Unregistered Sales of Equity and Use of Proceeds	58

Item 3.	Defaults upon Senior Securities	6 0

Item 4.	Submission of Matters to a Vote of Security Holders	6 0

Item 5.	Other Information/Subsequent Events	6 0

Item 6.	Exhibits	6 1

SIGNATURES		6 3

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

We entered into the following Modification and Waiver Agreements related to the April 9, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to August 10, 2008	Warrants indexed to 10,000 shares of common stock
September 2008	Extend maturity to December 15, 2008	12,000 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
February 2010	Extend maturity date to June 30, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock
June 2010	Extend maturity date to December 31, 2010	1) Warrants indexed to 12,000 shares of common stock 2) 12,000 shares of restricted stock

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

On September 29, 2008, for cash proceeds of $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 28,333 warrants attached to this financing along with 7,083 similar warrants for the December, 2008 $60,833 financing (see note 4(d)) were redeemed in exchange for a convertible note in the amount of $70,83 5 . Both exchange s resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate of 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default interest rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principal payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 7,083 warrants attached to this financing along with 28,333 similar warrants for the September, 2008 $243,333 financing (see Note 4 (c)) were redeemed in exchange for a convertible note in the amount of $70,83 5 . Both exchange s resulted in an extinguishment loss of $82,484 (See Note 4(e)).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this agreement, the conversion price for the notes payable was changed to $.035.

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

Note 9.   Fair Value Measurements (Continued):

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

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009:

For the six months ended September 30, 2010, our primary expenses related to salaries, professional and legal fees, stock compensation expense and other operating expenses. Total operating expenses for the six months ended September 30, 2010, which included the above expenses were $616,994 as compared to last year’s similar expenses of $2,711,538, reflecting a total decrease of $2,094,544. The main decrease related to salaries, taxes and employee benefits for $2,060,431 due to fewer employees in 2010 as compared to 2009.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $268,000 although we are working on extending the due dates.   Please see a summary of all convertible notes and short-term bridge loans in the table below.   We are recording interest expense at a default interest rate of 15% for the short-term loans . If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. Although we received in July 2010 a financing of $900,000 in gross proceeds, we still anticipate a need of additional funding in the range of $1,000,000 to $1,300,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.  See also Note 11 regarding subsequent events.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$ 600,000	October, 2007	3/31/2011	No	-	10%	15%	-
$ 312,000	January, 2008	3/31/2011	No	-	None-discount note	15%	-
$ 500,000	February, 2008	3/31/2011	No	-	10%	15%	-
$ 100,000	June, 2008	3/31/2011	No	-	10%	15%	-
$ 263,333	September, 2008	3/31/2011	No	-	None-discount note	15%	-
$ 60,833	December, 2008	3/31/2011	No	-	None-discount note	15%	-
$ 200,834	January, 2009	3/31/2011	No	-	15%	15%	-
$ 60,000	February, 2009	3/31/2011	No	-	15%	15%	-
$ 361,112	March, 2009	3/31/2011	No	-	12%	20%	-
$ 27,778	October, 2009	3/31/2011	No	-	12%	20%	-
$ 618,612	November, 2009	3/31/2011	No	-	12%	20%	-
$ 150,000	January, 2010	3/31/2011	No	-	12%	20%	-
$ 192,500	March, 2010	3/31/2011	No	-	12%	20%	-
$ 55,000	May, 2010	3/31/2011	No	-	12%	20%	-
$ 900,000	July, 2011	7/15/2012	No	-	10%	20%	-

$ 4,402,002				$ -			$ -

SHORT-TERM BRIDGE LOANS				(a)

$ 120,000	April 2, 2008	Past due	Yes	$ 120,000		15%	$ 36,137
$ 120,000	April 9, 2008	12/31/2010	No	N/A	None-discount note	-	-
$ 60,000	April 14, 2008	Past due	Yes	$ 60,000		15%	$ 18,068
$ 33,000	May 19, 2008	Past due	Yes	$ 33,000		15%	$ 9,938
$ 55,000	August 5, 2008	Past due	Yes	$ 55,000		15%	$ 27,964

$ 388,000	Total amount past due			$ 268,000			$ 92,107
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

At September 30, 2010, we were in default on certain of our short-term bridge notes and convertible notes payable and have other substantial outstanding debt obligations

At September 30, 2010, we were in default on some short term bridge notes totaling $268,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of such obligations, we may be unable to continue to do so. We are addressing the extension of the due dates for these applicable short-term bridge loans.  We extended the convertible notes payable due date to March 31, 2011 as the result of the July, 2010 $900,000 subscription agreement for a convertible debt financing.   Further, we have secured convertible notes outstanding totaling $3,936,750 in principal face value at September 30, 2010. Failure to pay certain debt obligations could lead to an event of default under our convertible notes .  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 15%. Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation.  Further certain of these obligations are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. If we are unable to do so, the expiration of these due dates could jeopardize the ownership of the assets and intellectual property of the Company.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 30, 2010, we had issued and outstanding options and warrants that may be exercised into 70,843,485 (restated for recent reverse stock split) shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock and convertible notes payable and accrued interest payable that may be converted into 103,528,212 shares of common stock (subject to 4.99% - 9.99% beneficial ownership conversion limitations).   The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.  Subsequent to the three months ended June 30, 2010, effective July 7, 2010, the Company effected a one-for-twenty reverse split of its common stock.  Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

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

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2010.   As such , m anagement concluded that internal control deficiencies existed as of March 31, 2010 that constituted material weaknesses, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financial reporting as set forth above , management intends to take practical, cost-effective steps in implementing internal controls, including the following remedial measures:

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

ITEM 4. – CONTROLS AND PROCEDURES (CONTINUED)

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

On November 9, 2009, Nationwide Distribution Services, Inc. filed a lawsuit in the state of Florida to recover past

PART II – OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings (continued)

due amounts owed by us under a contract to provide storage and warehouse fees. The Court approved a final judgment on January 11, 2010 in the sum of $3,650, court costs of $350 and interest fees of $959 for a total sum of $4,959.   We recorded a similar amount in our records.  As of April 2, 2010, we received a letter of notification from Nationwide Distribution Services, Inc. that on April 19, 2010, the products owned by us and stored at their facilities were sold at public auction.  This sale constituted satisfaction of the final judgment brought against us.

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

On June 30, 2010, the Company issued warrants to purchase 12,000 shares of common stock at a recorded non-cash expense of $410 as well as 12,000 restricted shares of Common Stock at a recorded non-cash expense of $624 to extend the due date of one short-term bridge loan by Steven Stock to December 31, 2010.

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

During the three months ended September 30, 2010, the Company issued a total of 652,550 shares of common stock for the conversions of $24,602 of convertible notes payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions by the note holders .  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

PART II – OTHER INFORMATION (CONTINUED)

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

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted – Exhibit B in Exhibit (10)(1) – (a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted - Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 – Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) – (a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) – (a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007 – Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) – (b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Strategic Relationship & Supply Agreement-NutraGenesis LLC April 16, 2008	(11)
(10)(15)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(16)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(17)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(18)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(19)	Subscription Agreement Securities September 2008	(11)
(10)(20)	Funds Escrow Agreement September 2008 – Exhibit C in Exhibit (10)(19) – (c)	(11)
(10)(21)	Form of Note, September 2008 – Exhibit A in Exhibit (10)(19) – (c)	(3)
(10)(22)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(23)	Independent Contractor Agreement – F&M Merchant Group, November 2008	(11)
(10)(24)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(25)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(26)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver and Consent Agreement, January 2009 (d)	(11)
(10)(27)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 20 09 Notes, Form of Warrant, February 2009	(11)
(10)(28)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(29)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 20 09 Notes, Form of Warrant, July 2009	(11)
(10)(30)	Form of Note, November 2009	(11)
(10)(3 1 )	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(32)	2010 Stock Compensation and Incentive Plan	(7)
(10)(33)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(13)
(10)(34)	Promissory Note, dated June 17, 2010	(13)
(10)(35)	Warrants to extend short-term bridge loan June 30, 2010	(13)
(10)(36)	Subscription Agreement dated July 15, 2010	(12)
(10)(37)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(38)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(39)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(40)	Escrow Agreement dated July 15, 2010	(12)
(10)(41)	Placement Agent Agreement	(12)
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(9)   previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(10) previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No. 0001213900-10-002955)
(11) previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(12) previously filed with the Commission on June 1, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003038)
(13) previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)

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

Date:  January 23, 2012

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer