Form 10-Q/A
period 2010-12-31
Attitude Drinks Inc.
filed 2012-01-24
CIK 1416183

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/ A-2

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

EXPLANATORY NOTE

This amendment No. 2 on Form 10-Q/A-2 amends the Registrant’s Quarterly Report on Form 10-Q/A for the period ended December 31, 2010, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on July 6 , 2011.  The Registrant is filing this amendment for the purpose of responding to SEC comments.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – December 31, 2010 (unaudited) and March 31, 2010	4

	Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2010 and 2009, Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2010 and 2009 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 2.	Unregistered Sales of Equity and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	67

Item 4.	Submission of Matters to a Vote of Security Holders	67

Item 5.	Other Information/Subsequent Events	67

Item 6.	Exhibits	68

SIGNATURES	70

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

On January 11, 2011, we issued 100,000 restricted shares of common stock and 12,000 warrants to extend the due date to March 31, 2011 for a certain April, 2008 short-term bridge loan.

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

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009:

For the nine months ended December 31, 2010, our primary expenses related to salaries, professional fees, marketing and promotion and other operating expenses. Total operating expenses for the nine months ended December 31, 2010 which included the above expenses were $1,084,231 as compared to last year’s similar expenses of $3,084,303, reflecting a total decrease of $2,000,072. The main decrease related to salaries, taxes and employee benefits of $2,075,597 due to fewer employees in 2010 as compared to 2009.

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

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009:

For the three months ended December 31, 2010, primary expenses were salary expense and other operating expenses.  Total operating expenses for the three months ended December 31, 2010 were $467,237 which is higher than last year’s similar expenses for $372,766, reflecting a total increase of $94,471. The main increase related to increased spending for investor relations costs of $108,847.

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

On December 21, 2010, the Company entered into a promissory note in the amount of $100,000.  This note is subject to an interest rate of 10% and is due the sooner of (i) January 21, 2011 or (ii) from the proceeds of the next funding.  The note was paid with the proceeds of the January 21, 2011 financing.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE NINE MONTHS ENDED DECEMBER 31, 2010

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2011	No	-	10%	15%	-
$312,000	January, 2008	3/31/2011	No	-	None-discount note	15%	-
$500,000	February, 2008	3/31/2011	No	-	10%	15%	-
$100,000	June, 2008	3/31/2011	No	-	10%	15%	-
$263,333	September, 2008	3/31/2011	No	-	None-discount note	15%	-
$60,833	December, 2008	3/31/2011	No	-	None-discount note	15%	-
$200,834	January, 2009	3/31/2011	No	-	15%	15%	-
$60,000	February, 2009	3/31/2011	No	-	15%	15%	-
$361,112	March, 2009	3/31/2011	No	-	12%	20%	-
$27,778	October, 2009	3/31/2011	No	-	12%	20%	-
$618,612	November, 2009	3/31/2011	No	-	12%	20%	-
$150,000	January, 2010	3/31/2011	No	-	12%	20%	-
$192,500	March, 2010	3/31/2011	No	-	12%	20%	-
$55,000	May, 2010	3/31/2011	No	-	12%	20%	-
$900,000	July, 2011	7/15/2012	No	-	10%	20%	-
$4,402,002				$-			$-

SHORT-TERM BRIDGE LOANS
				(a)
$120,000	April 2, 2008	Past due	Yes	$120,000		15%	$40,675
$120,000	April 9, 2008	12/31/2010	No	N/A	None-discount note	-	-
$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$20,337
$33,000	May 19, 2008	Past due	Yes	$33,000		15%	$11,185
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$30,043

$268,000	Total amount past due			$268,000			$102,240
(a) Notes indicated in default are in default because they are past due

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

Item 3. Defaults on Senior Securities

As of December 31, 2010, the Company was in default in paying certain April-2008, May-2008 and August-2008 debt obligations in the aggregate amount of $268,000 in which the debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts. One of the April-2008 debts had the due date extended to December 31, 2010.

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

Item 6. Exhibits

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule	(1)
	of other documents omitted - Exhibit B in Exhibit (10)(1) – (a)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 – Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007– Exhibit C in Exhibit (10)(1) – (a)	(1)
(10)(4)	Security Agreement dated October 23, 2007- Exhibit D in Exhibit (10)(1) – (a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007- Exhibit E in Exhibit (10)(1)-(a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007- Exhibit F in Exhibit (10)(1) –(a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008- Exhibit B in Exhibit (10)(8)-(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Strategic Relationship & Supply Agreement-NutraGenesis LLC April 16, 2008	(11)
(10)(15)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(16)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(17)	Sublicense Agreement, Termination Agreement, Promissory Note	(11)
	with Nutraceutical Discoveries, Inc. – August, 2008 and February 2010
(10)(18)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(19)	Subscription Agreement Securities September 2008	(11)
(10)(20)	Funds Escrow Agreement September 2008- Exhibit C in Exhibit (10)(19) – (c)	(11)
(10)(21)	Form of Note, September 2008– Exhibit A in Exhibit (10)(19) – (c)	(3)
(10)(22)	Form of Class A and Class B Warrant, September 2008 - Exhibit B in Exhibit (10)(19)-(c)	(3)
(10)(23)	Independent Contractor Agreement – F&M Merchant Group, November 2008	(11)
(10)(24)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(25)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(26)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver and Consent Agreement, January 2009 (d)	(11)
(10)(27)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January	(11)
	2009 Notes, Form of Warrant, February 2009
(10)(28)	Subscription Agreement, Funds Escrow Agreement, Form of Note and	(11)
	Warrant and Legal Opinion, March 2009
(10)(29)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to	(11)
	March 2009 Notes, Form of Warrant, July 2009
(10)(30)	Form of Note, November 2009	(11)
(10)(31)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(32)	2010 Stock Compensation and Incentive Plan	(7)
(10)(33)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(13)
(10)(34)	Promissory Note, dated June 17, 2010	(13)
(10)(35)	Warrants to extend short-term bridge loan June 30, 2010	(13)
(10)(36)	Subscription Agreement dated July 15, 2010	(12)
(10)(37)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(38)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(39)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(40)	Escrow Agreement dated July 15, 2010	(12)
(10)(41)	Placement Agent Agreement	(12)
(10)(42)	Promissory Note dated December 21, 2010	(13)
(10)(43)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(13)
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
Date: January 24, 2012
/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer