Form 10-Q
period 2011-12-31
Attitude Drinks Inc.
filed 2012-02-21
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 498,451,205 shares issued and outstanding as of February 15, 2012.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)

INDEX

		PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – December 31, 2011 (unaudited) and March 31, 2011	2

	Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2011 and 2010, Nine Months Ended December 31, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2011 and 2010 and the Development Stage Period from Inception (June 18, 2007) to December 31, 2011(unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 2.	Unregistered Sales of Equity and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	65

Item 4.	Removed and Reserved

Item 5.	Other Information	65

Item 6.	Exhibits	66

SIGNATURES		69

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,332	$233,337
Accounts receivable	33,078	37,258
Inventories	97,251	80,195
Prepaid expenses	167,249	171,106
TOTAL CURRENT ASSETS	304,910	521,896

FIXED ASSETS, NET	25,840	27,930

OTHER ASSETS:
Trademarks, net	25,754	27,177
Deposits and other	20,996	20,996
TOTAL OTHER ASSETS	46,750	48,173

TOTAL ASSETS	$377,500	$597,999

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,590,770	$1,369,354
Accrued liabilities	3,918,475	3,497,215
Derivative liabilities	119,236	1,468,988
Short-term bridge loans payable	115,000	388,000
Convertible notes payable	6,248,491	5,533,537
Non-convertible notes payable	286,012	86,012
Deferred revenue	20,460	18,935
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,319,907	12,383,504

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	883,685	2,429,754

NOTES PAYABLE-NET OF CURRENT PORTION	75,000	-

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at December 31, 2011 and March 31, 2011, respectively	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized
188,001,627 and 65,956,004 shares issued and outstanding at December
31, 2011 and March 31, 2011, respectively	188,002	65,956
Additional paid-in capital	9,381,977	8,076,992
Deficit accumulated during the development stage	(22,480,071)	(22,367,207)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,901,092)	(14,215,259)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$377,500	$597,999

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Development
					Stage Period
	Three Months	Three Months	Nine Months	Nine Months	From Inception
	Ended	Ended	Ended	Ended	(June 18, 2007)
	December 31,	December 31,	December 31,	December 31,	to December 31,
	2011	2010	2011	2010	2011

REVENUES:
Net revenues	$40,171	$1,976	$131,626	$5,284	$213,210
Product and shipping costs	(34,073)	(2,331)	(123,821)	(4,124)	(351,437)
GROSS PROFIT	6,098	(355)	7,805	1,160	(138,227)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	109,522	126,777	394,095	254,287	4,124,949
Marketing and promotion	77,978	100,489	280,041	184,848	2,588,460
Consulting fees	24,936	1,000	74,485	1,000	579,223
Professional and legal fees	80,067	69,218	190,499	197,313	1,097,204
Travel and entertainment	9,200	(5,176)	35,865	1,990	248,920
Product development costs	-	1,800	-	4,200	125,400
Stock compensation expense	130,106	-	130,106	125,000	2,083,706
Other operating expenses	73,100	173,129	297,122	315,593	1,643,962
Total operating expenses	504,909	467,237	1,402,213	1,084,231	12,491,824

LOSS FROM OPERATIONS	(498,811)	(467,592)	(1,394,408)	(1,083,071)	(12,630,051)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(27,624)	42,348	1,010,408	4,636,162	(296,119)
Loss on extinguishment of debt	-	-	-	(1,034)	(3,420,107)
Loss of sale of assets	-	-	-	-	(8,338)
Impairment loss	-	-	-	-	(507,500)
Interest and other financing costs	(2,838,008)	(743,709)	271,132	12,028,657	(5,617,956)
Total other income (expense)	(2,865,632)	(701,361)	1,281,540	16,663,785	(9,850,020)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(3,364,443)	(1,168,953)	(112,868)	15,580,714	(22,480,071)

Provision for income taxes	-	-	-	-	-

NET INCOME (LOSS)	$(3,364,443)	$(1,168,953)	$(112,868)	$15,580,714	$(22,480,071)

Basic income (loss) per common share	$(0.02)	$(0.08)	$-	$1.47

Diluted income (loss) per common share	$(0.02)	$(0.08)	$-	$0.09

Weighted average common shares
outstanding - basic	173,660,643	14,358,738	126,182,356	10,574,770

Weighted average common shares
outstanding - diluted	173,660,643	14,358,738	126,182,356	170,087,598

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Development
			Stage Period
	Nine Months	Nine Months	From Inception
	Ended	Ended	(June 18, 2007) to
	December 31,	December 31,	December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(112,868)	$15,580,714	$(22,480,071)
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	5,205	8,607	46,708
Amortization of deferred financing costs	-	44,620	886,060
Compensatory stock and warrants	167,506	125,000	4,058,955
Derivative expense/(income)	(1,010,408)	(4,636,162)	296,119
Impairment loss	-	-	507,500
Fair value adjustment of convertible notes	(435,719)	(12,119,591)	2,621,554
Stock subscription receivable	-	59,400	-
Loss on debt extinguishment	-	1,034	3,420,107
Amortization of debt discount	276,480	39,961	907,916
Loss on disposal of fixed assets	-	-	3,914
Loss on sale of marketable securities	-	-	8,338
Changes in operating assets and liabilities:
Accounts receivable	4,180	10,831	(33,078)
Prepaid expenses and other assets	(119,593)	33,260	(321,695)
Inventories	(17,056)	(114,892)	(97,251)
Deferred revenue	1,525	-	20,460
Accounts payable and accrued liabilities	241,437	106,028	4,933,663
Net cash used in operating activities	(999,311)	(861,190)	(5,220,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,694)	(1,865)	(32,859)
Proceeds from sale of marketable securities	-	-	67,663
Trademarks	-	(1,904)	(69,359)
Net cash used in investing activities	(1,694)	(3,769)	(34,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	500,000	955,000	4,085,000
Proceeds from short-term bridge loans payable	400,000	125,000	2,080,000
Costs associated with financing	-	(178,500)	(371,062)
Repayment of notes	(125,000)	(50,500)	(533,750)
Capital contribution - common stock	-	-	2,500
Net cash provided by financing activities	775,000	851,000	5,262,688

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(226,005)	(13,959)	7,332

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,337	38,611	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,332	$24,652	$7,332

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
A Development Stage Company
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2011

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

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2011 and 2010 and the results of its operations and cash flows for the three and nine month periods ended December 31, 2011 and 2010.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2011, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the nine months period ended December 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the nine months period ended December 31, 2011, a working capital deficit of $12,014,997 as of December 31, 2011 and has incurred losses to date resulting in an accumulated deficit of $22,480,071, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	December 31, 2011	March 31, 2011
	(unaudited)

Finished goods	$81,244	$66,638
Finished goods on consignment	16,007	13,557

Total inventories	$97,251	$80,195

(d)           Prepaid expenses:

The majority of the prepaid expenses of $167,249 pertains mainly to a sports marketing program in which the costs will be amortized over the term of the agreement which is one year.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the nine months period ended December 31, 2011 was $1,423.

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

(h)           Revenue Recognition

Revenue is recognized when products are delivered to customers.  However, there are some instances where we deliver products to customers on a consignment basis whereby we recognize revenues under these arrangements as the product is sold by our customers.  As inventory is delivered to the customer, we move the amounts to a “Finished Goods on Consignment” inventory account (see Note 1 (c)) and set up a deferred revenue liability account.  Once the product is sold, we reverse the Finished Goods on Consignment inventory and deferred revenue liability accounts and record the sale to the applicable cash and/or receivable and revenue accounts.

Note 1.  Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(i)           Income Taxes

When calculating its tax expense and the value of tax related assets and liabilities, the Company considers the tax impact of future events when determining the value of assets and liabilities in its financial statements and tax returns. Accordingly, a deferred tax asset or liability is calculated and reported based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.  A valuation allowance is recorded if realization of the deferred tax assets is not likely.

In accordance with the guidance pertaining to the accounting for uncertainty in income taxes, the Company uses a more-likely-than-not measurement attribute for all tax positions taken or expected to be taken on a tax return in order for those tax positions to be recognized in the financial statements.

(j)           Recent Accounting Pronouncements Applicable to the Company:

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

Note 2.    Accrued Liabilities:

Accrued liabilities consist of the following:

	December 31, 2011	March 31, 2011
	(unaudited)

Accrued payroll and related taxes	$2,100,943	$1,989,785
Accrued marketing program costs	580,000	580,000
Accrued professional fees	77,000	67,500
Accrued interest	788,135	596,243
Other expenses	372,397	263,687

Total	$3,918,475	$3,497,215

Note 3.    Short-term Bridge Loans:

Summary of short-term bridge loan balances are as follows:

	December 31, 2011	March 31, 2011
	(Unaudited)
April 2, 2008 (a)	$-	$120,000
April 9, 2008 (b)	-	120,000
April 14, 2008 (c)	60,000	60,000
May 19, 2008 (d)	-	33,000
August 5, 2008 (e)	55,000	55,000

Total	$115,000	$388,000

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

Note 3.   Short-term Bridge Loans (continued):

April 14, 2008 financing:

(c)  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares which all warrants have expired and are cancelled.  We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification.

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

On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value. As of December 31, 2011, this April 14, 2008 note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000 warrants granted on January 27, 2009 have expired. The exercise price of the 6,000 warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

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

Note 3.    Short-term Bridge Loans (continued):

August 5, 2008 financing:

(e) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate 10,000 shares as the exercise dates for these warrants have now expired.  The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest. There were no incremental penalties for the event of default; however, the notes were recorded at face value.

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

As of December 31, 2011, this note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note.

The exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008. The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of December 31, 2011 and March 31, 2011 for warrants which are required to be recorded at fair value each reporting period:

Note 3.   Short-term Bridge Loans (continued):

August 5, 2008 financing (continued):

	January 27, 2009
	Extension Warrants
	December	March
	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.0200
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	115.00%	145.00%
Equivalent term (years)	2.08	2.83
Risk-free rate	0.258%	1.20%
Dividends	--	--

Note 4.    Convertible Notes Payable:

		Fair Value Amounts
Original Issued		December 31,	March 31,
Face Value		2011	2011
$312,000	Convertible Note Financing, due March 31, 2012 (a)	$52,344	$117,166
$600,000	Convertible Note Financing, due March 31, 2012 (b)	358,655	471,064
$500,000	Convertible Note Financing, due March 31, 2012 (b)	483,913	1,016,841
$243,333	Convertible Note Financing, due March 31, 2012 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2012 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2012 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2012 (e)	185,090	250,609
$5,000	Convertible Note Financing, due March 31, 2012 (e)	9,934	12,664
$5,000	Convertible Note Financing, due March 31, 2012 (e)	7,712	10,442
$60,000	Convertible Note Financing, due March 31, 2012 (e)	92,026	124,787
$70,835	Convertible Note Financing, due March 31, 2012 (e)	109,256	147,931
$507,500	Convertible Note Financing, due March 31, 2012 (f)	670,308	806,117
$200,000	Convertible Note Financing, due March 31, 2012 (e)	194,576	210,155
$161,111	Convertible Note Financing, due March 31, 2012 (e)	111,971	356,974
$27,778	Convertible Note Financing, due March 31, 2012 (e)	37,423	46,251
$111,112	Convertible Note Financing, due March 31, 2012 (g)	179,858	204,980
$50,000	Convertible Note Financing, due March 31, 2012 (e)	33,046	195,592
$55,000	Convertible Note Financing, due March 31, 2012 (e)	110,324	238,331
$137,500	Convertible Note Financing, due March 31, 2012 (e)	143,460	595,829
$55,000	Convertible Note Financing, due March 31, 2012 (e)	110,324	238,331
$100,000	Convertible Note Financing, due March 31, 2012 (h)	110,449	134,638
$900,000	Convertible Note Financing, due July 15, 2012 (i)	737,150	741,019
$400,000	Convertible Note Financing, due July 15, 2012 (j)	662,719	670,891
$600,000	Convertible Note Financing, due September 17, 2012 (k)	1,033,139	999,846
$221,937	Convertible Note Financing, due September 17, 2012 (l)	382,623	-
$500,000	Convertible Note Financing, due January 15, 2013 (m)	883,685	-
$59,359	Convertible Note Financing, due May 5, 2012 (n)	59,358	-

	Total convertible notes payable	$7,132,176	$7,963,291

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.  To date $280,670 in principal face value have been converted into common shares.

We have entered into the following Modification and Waiver Agreements related to this financing:

Note 4.    Convertible Notes Payable (continued):

(a)	$312,000 convertible notes payable (continued)

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1,	Increase principal by $52,000
2009 or closing of another funding
Janary 2009	Extend maturity date to July 1, 2009 and add	140,000 shares of restricted stock
a conversion option of $0.05
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4(h))
July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02

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

a conversion price range of $0.01216 to $0.01232.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02.  During the quarter ended September 30, 2011, $1,356 of the principal balance of the notes were converted into common shares at a conversion price of $.006968.  During the quarter ended December 31, 2011, $16,552 of the principal balance of the notes and $5,712 of accrued interest were converted into shares at a conversion price range from $.000952 to $.00132.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.0018	$0.0305
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.54	4.29
Risk-free rate	-	-	0.49%	1.94%
Credit-risk adjusted yield	7.37%	7.30%	-	-
Dividends	-	-	-	-

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	30, 2011	31, 2011
Estimated fair value of underlying common share	$0.00120	$0.02	$0.0018	$0.0305
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.54	4.29
Risk-free rate	-	-	0.49%	1.94%
Credit-risk adjusted yield	7.37%	7.30%	-	-
Dividends	-	-	-	-

Note 4.   Convertible Notes Payable (continued):

(c)	$243,333 convertible notes payable

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate of 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default interest rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principal payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the 7,083 warrants attached to this financing along with 28,333 similar warrants for the September, 2008 $243,333 financing (see Note 4(c)) were redeemed in exchange for a convertible note in the amount of $70,835. Both exchanges resulted in an extinguishment loss of $82,484. See Note 4(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing are illustrated in the following tables:

Note 4.   Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	-	120.00%	130.00%
Equivalent term (years)	-	-	3.54	4.29
Risk-free rate	-	-	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	--	120.00%	130.00%
Equivalent term (years)	-	--	3.54	4.29
Risk-free rate	-	--	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.30%	-	--
Dividends	-	--	-	--

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	--	120.00%	130.00%
Equivalent term (years)	-	--	3.54	4.29
Risk-free rate	-	--	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.30%	-	--
Dividends	-	--	-	--

Note 4.   Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	--	120.00%	130.00%
Equivalent term (years)	-	--	3.54	4.29
Risk-free rate	-	--	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.30%	-	--
Dividends	-	--	-	--

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	--	120.00%	130.00%
Equivalent term (years)	-	--	3.54	4.29
Risk-free rate	-	--	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.30%	-	--
Dividends	-	--	-	--

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.00	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	100.00%	--	120.00%	130.00%
Equivalent term (years)	-	--	3.54	4.29
Risk-free rate	-	--	0.487%	1.938%
Credit-risk adjusted yield	7.37%	7.30%	-	--
Dividends	-	--	-	--

Note 4.    Convertible Notes Payable (continued):

(f)	$507,500 convertible note payable:

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	December	March
	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	7.37%	7.30%
Dividends	--	--

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

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $124,820 to capture the accretion of the debt discount through December 31, 2011.

Total financing costs paid from this financing amounted to $164,500 as well as a payment of $39,024 for other past due professional fees, resulting in a net amount of $696,476 to be paid to us at $150,000 per month until the total amount is paid in the following months.  As such, we reported a stock subscription amount of $246,476 for the period ended September 30, 2010.  That amount has since been paid from October through November, 2010.  In addition, we recorded $15,600 in non-cash deferred financing fees for the issuance of 6,000,000 warrants as a finder’s fee as part of the total issued 65,999,999 Class A warrants.  In addition, we paid other financing fees associated with this financing in the amount of $11,500, resulting in a total of $191,600. As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $248,953 in these assigned notes payable were converted into common shares of stock from inception through December 31, 2011. These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(i)           $900,000 convertible notes payable

$900,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.0012	$0.02
Conversion or strike price	$0.0011	$0.0154	$0.02	$0.0238
Volatility (based upon Peer Group)	--	--	120.00%	115.00%
Equivalent term (years)	--	--	3.54	4.54
Risk-free rate	--	--	0.487%	1.801%
Credit-risk adjusted yield	7.37%	7.30%	--	--
Dividends	--	--	--	--

(j)           $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $85,959 to capture the accretion of the debt discount through December 31, 2011.  Total conversions of the principal amount to date amounted to $23,795 which were converted into shares of common stock.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(j)           $400,000 convertible notes payable (continued)

$400,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.0012	$0.02
Conversion or strike price	$0.00086	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	120.00%	130.00%
Equivalent term (years)	--	--	4.06	4.81
Risk-free rate	--	--	0.61%	2.2%
Credit-risk adjusted yield	7.37%	7.30%	--	--
Dividends	--	--	--	--

(k)           $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $118,532 to capture the accretion of the debt discount through December 31, 2011. Total conversions of the principal amount to date amounted to $16,483 which were converted into shares of common stock.

Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing is illustrated in the following table:

Note 4.    Convertible Notes Payable (continued):

(k)           $600,000 convertible notes payable (continued)

$600,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.0012	$0.02
Conversion or strike price	$0.00086	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	120.00%	130.00%
Equivalent term (years)	--	--	4.21	4.96
Risk-free rate	--	--	0.64%	2.28%
Credit-risk adjusted yield	7.37%	7.30%	--	--
Dividends	--	--	--	--

(l)            $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor.   On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $816 to capture the accretion of the debt discount through December 31, 2011.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 for this financing is illustrated in the following table:

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	Decembr	March	Decembr	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$-	$0.0012	$-
Conversion or strike price	$0.00113	$-	$0.02	$-
Volatility (based upon Peer Group)	--	--	120.00%	--
Equivalent term (years)	--	--	4.5	--
Risk-free rate	--	--	0.71%	--
Credit-risk adjusted yield	7.37%	0.00%	--	0.00%
Dividends	--	--	--	--

Note 4.    Convertible Notes Payable (continued):

 (m)         $500,000 convertible notes payable

On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $30,430 to capture the accretion of the debt discount through December 31, 2011.

Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2011 and March 31, 2011 for this financing is illustrated in the following table:

$500,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2011	31, 2011	31, 2011	31, 2011
Estimated fair value of underlying common share	$0.0012	$-	$0.0012	$-
Conversion or strike price	$0.00086	$-	$0.02	$-
Volatility (based upon Peer Group)	--	--	110.00%	--
Equivalent term (years)	--	--	4.54	--
Risk-free rate	--	--	0.72%	--
Credit-risk adjusted yield	8.00%	0.00%	--	0.00%
Dividends	--	--	--	--

(n)           $59,359 promissory note with conversion rights

On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly

Note 4.    Convertible Notes Payable (continued):

(n)           $59,359 promissory note with conversion rights (continued)

issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.

Note 5.   Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended December 31, 2011, we anticipate making those payments in early 2012.

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

On October 7, 2011, we entered into two promissory notes of $75,000 each for a total of $150,000 with two accredited investors. These notes were subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the process of the next funding by the Company.

On December 1, 2011, we entered into two promissory note of $25,000 each for a total of $50,000 with two accredited investors. We received the second $25,000 on December 20, 2011.  These notes were subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.

On December 28, 2011, we entered into a note in the principal amount of $100,000, purchase price of $75,000 with an accredited investor.  The note is due on the second anniversary date of December 28, 2013. The Company’s CEO, Roy Warren, signed a personal guarantee for this payment.

Note 6.   Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of December 31, 2011 and March 31, 2011:

Financing arrangement giving rise to derivated financial instruments		December 31, 2011	March 31, 2011
$600,000	Face Value Convertible Note Financing	$1,259	$22,250
$500,000	Face Value Convertible Note Financing	954	16,855
$100,000	Face Value Convertible Note Financing	191	3,372
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$120,000	Face Value Short Term Bridge Loan Financing	-	113
$60,000	Face Value Short Term Bridge Loan Financing	9	56
$33,000	Face Value Short Term Bridge Loan Financing	-	31
$55,000	Face Value Short Term Bridge Loan Financing	-	6
$120,000	Face Value Convertible Note Financing	82	1,427
$60,000	Face Value Convertible Note Financing	41	714
$200,000	Face Value Convertible Note Financing	283	4,956
$161,111	Face Value Convertible Note Financing	228	3,992
$50,000	Face Value Convertible Note Financing	71	1,239
$55,000	Face Value Convertible Note Financing	71	1,239
$137,500	Face Value Convertible Note Financing	195	3,407
$55,000	Face Value Convertible Note Financing	78	1,363
$900,000	Face Value Convertible Note Financing	38,526	673,958
$400,000	Face Value Convertible Note Financing	10,762	188,173
$600,000	Face Value Convertible Note Financing	31,207	545,724
$221,937	Face Value Convertible Note Financing	15,647	-
$500,000	Face Value Convertible Note Financing	19,632	-

	Total derivative liabilities	$119,236	$1,468,988

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

Note 6.    Derivative Liabilities (continued):

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through December 31, 2011:

Total day-one derivative losses	(a)	$(9,276,238)
Total income arising from fair value adjustments	(b)	8,980,119
Derivative income (expense) inception (June 18, 2007) through December 31, 2011	(a) + (b)	$(296,119)

The following tables summarize the nine effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the nine months ended December 31, 2011 and 2010:

		Nine Months	Nine Months
		Ended	Ended
Our financing arrangements giving rise to derivated financial instruments and the income effects:		December 31, 2011	December 31, 2010
Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$20,991	$1,825,100
$500,000	Face Value Convertible Note Financing	15,901	1,382,559
$100,000	Face Value Convertible Note Financing	3,181	276,580
$120,000	Face Value Short Term Bridge Loan Financing	121	24,774
$120,000	Face Value Short Term Bridge Loan Financing	121	54,010
$60,000	Face Value Short Term Bridge Loan Financing	60	12,438
$33,000	Face Value Short Term Bridge Loan Financing	1	10,102
$55,000	Face Value Short Term Bridge Loan Financing	6	17,896
$120,000	Face Value Convertible Note Financing	1,345	103,818
$60,000	Face Value Convertible Note Financing	673	51,909
$200,000	Face Value Convertible Note Financing	4,673	360,480
$161,111	Face Value Convertible Note Financing	3,764	290,387
$50,000	Face Value Convertible Note Financing	1,168	90,120
$55,000	Face Value Convertible Note Financing	1,168	90,120
$137,500	Face Value Convertible Note Financing	3,212	247,831
$55,000	Face Value Convertible Note Financing	1,285	(53,663)
$900,000	Face Value Convertible Note Financing	635,431	(148,299)
$400,000	Face Value Convertible Note Financing	177,411	-
$600,000	Face Value Convertible Note Financing	514,515	-
$221,937	Face Value Convertible Note Financing	(188,519)	-
$500,000	Face Value Convertible Note Financing	(186,100)	-

Total derivative income (expense) arising from fair value adjustments		$1,010,408	$4,636,162

Note 6.    Derivative Liabilities (continued)

		Nine Months	Nine Months
		Ended	Ended
		December 31, 2011	December 31,2010
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$28,815	$1,613,817
$500,000	Face Value Convertible Note Financing	393,596	2,122,607
$100,000	Face Value Convertible Note Financing	-	225,650
$312,000	Face Value Convertible Note Financing	3,888	1,041,519
$120,000	Face Value Convertible Note Financing	65,519	542,068
$5,000	Face Value Convertible Note Financing	2,730	22,098
$5,000	Face Value Convertible Note Financing	2,730	22,586
$60,000	Face Value Convertible Note Financing	32,761	271,033
$70,834	Face Value Convertible Note Financing	38,675	319,972
$27,778	Face Value Convertible Note Financing	8,828	126,291
$200,000	Face Value Convertible Note Financing	67,333	909,291
$111,112	Face Value Convertible Note Financing	25,122	496,050
$161,111	Face Value Convertible Note Financing	245,006	729,733
$507,500	Face Value Convertible Note Financing	83,168	2,107,941
$50,000	Face Value Convertible Note Financing	93,998	225,427
$55,000	Face Value Convertible Note Financing	128,007	248,497
$137,500	Face Value Convertible Note Financing	143,514	637,288
$100,000	Face Value Convertible Note Financing	24,189	461,859
$55,000	Face Value Convertible Note Financing	128,007	(4,136)
$900,000	Face Value Convertible Note Financing	(63,939)	-
$400,000	Face Value Convertible Note Financing	(367,421)	-
$600,000	Face Value Convertible Note Financing	(334,435)	-
$221,937	Face Value Convertible Note Financing	(99,421)	-
$500,000	Face Value Convertible Note Financing	(214,949)	-

Total interest income (expense) arising from fair value adjustments		435,721	12,119,591
Other interest expense		(164,589)	(90,934)
Interest income (expense) and other financing costs		$271,132	$12,028,657

Our derivative liabilities as of December 31, 2011, and our derivative income and expense during the nine months ended December 31, 2011 and from inception through December 31, 2011 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

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

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2011, our management concluded that registration payments are not probable.
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

H. John Buckman is a board director of the Company and is a debt holder of the Company whereas the Company issued him a note payable at the face value of $55,000.  He also has a total of 5,500 Class A warrants at an exercise price of $1.00 with a life of three to five years.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares of restricted stock for being a Director and 150,000 shares of restricted stock for his services related to a November, 2009 financing (total of 162,200 shares of restricted stock).

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

Note 8.    Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of December 31, 2011, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	$7/15/2015	908,806	$0.020
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	0.020
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	0.020
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	0.020
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	0.020
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	0.020
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	0.020
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	0.020
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	0.020
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	0.020
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	0.020
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	0.020
July, 2010 Convertible Notes Financing	7/15/2010	7/14/2015	56,666,666	0.020
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	0.050
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	0.050
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	0.020
March, 2011 Financing	3/17/2011	3/16/2016	37,423,842	0.020
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2016	3,973,510	0.020
June, 2011 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	0.020
July, 2011 Financing	7/15/2011	7/14/2016	25,000,000	0.020
July, 2011 Financing Finder's Fees	7/15/2011	7/14/2016	2,500,000	0.020

Total issued Class A warrants			163,657,373

Note 8.   Stockholders’ Deficit (continued):

    (b) Common Stock Warrants (continued)

Unissued Class B warrants (b):

October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convertible Note Financing	15,152

Total unissued Class B Warrants	243,068

Total Warrants	163,900,441

 No warrants were exercised for the nine months ended December 31, 2011. A total of 35,000 Class A warrants and   35,000 Class B warrants expired during the nine months ended December 31, 2011 and were cancelled.

    (c) Common Stock Issued During the Nine Months Ended December 31, 2011:

At December 31, 2011, we had issued and outstanding 249,244,497 shares of common stock of which 5,288,962 shares are owned by our officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

     (c) Common Stock Issued During the Nine Months Ended December 31, 2011 (continued):

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

    (c) Common Stock Issued During the Nine Months Ended December 31, 2011 (continued):

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

Note 8.    Stockholders’ Deficit (continued):

    (c) Common Stock Issued During the Nine Months Ended December 31, 2011 (continued)

On October 4,  2011, we issued 6,000,263 shares of common stock pursuant to a conversion of accrued interest associated with February, 2008 convertible notes in the amount of $5,712 at a conversion price of $.000952.

On October 12, 2011, we issued 701,064 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $526 at a conversion price of $.00075.

On November 1, 2011, we issued 1,295,609 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $1,095 at a conversion price of $.000845.

On November 3, 2011, we issued 9,300,000 shares of common stock pursuant to conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for two conversions totaling $8,580 at a conversion price of $.000923.

On November 3, 2011, we issued 5,517,402 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $5,091 at a conversion price of $.000923.

On November 8, 2011, we issued 5,437,815 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $5,955 at a conversion price of $.001095.

On November 8, 2011, we issued 4,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $4,672 at a conversion price of $.001168.

On November 8, 2011, we issued 6,900,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $7,556 at a conversion price of $.001095.

On November 10 2011, we issued 5,600,000 shares of common stock pursuant to conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for two conversions totaling $6,748 at a conversion price of $.001205.

On November 10, 2011, we issued 2,440,987 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $2,941 at a conversion price of $.001205.

On November 14, 2011, we issued 6,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $8,070 at a conversion price of $.001345.

On November 17, 2011, we issued 1,400,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $2,275 at a conversion price of $.001625.

On November 17, 2011, we issued 586,373 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $953 at a conversion price of $.001625.

On November 23, 2011, we issued 2,304,694 shares of common stock pursuant to conversion of January, 2011 convertible notes for two conversions totaling $3,914 at a conversion price of $.001518.

On November 23, 2011, we issued 2,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,035 at a conversion price of $.001518.

Note 8.    Stockholders’ Deficit (continued):

    (c) Common Stock Issued During the Nine Months Ended December 31, 2011 (continued)

On November 28, 2011, we issued 3,309,051 shares of common stock pursuant to conversion of March, 2011convertible notes for two conversions totaling $4,194 at a conversion price of $.001268.

On November 29, 2011, we issued 9,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $11,880 at a conversion price of $.00132.

On December 7, 2011, we issued 3,748,592 shares of common stock pursuant to conversion of March, 2011 convertible notes for two conversions totaling $3,490 plus $1,205 for one of the conversions at a conversion price of $.001253 to $.001268.

On December 7, 2011, we issued 501,236 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $628 at a conversion price range of $.001253.

On December 20, 2011, we issued 703,619 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $825 at a conversion price of $.001173.

On December 20, 2011, we issued 5,000,000 shares of common stock pursuant to conversion of March, 2011 convertible notes for two conversions totaling $5,863 at a conversion price of $.001173.

On December 30, 2011, company employees returned 27,918,336 shares of common stock previously granted to them earlier in the year for past due services in exchange for a similar number of employee stock options at an exercise price of $.02. These shares were cancelled and reduced the total outstanding number of common shares.

On December 31, 2011, we issued 3,134,422 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $2,701 at a conversion price of $.000863.

    (d) Warrants Issued During the Nine Months Ended December 31, 2011:

 On June 30, 2011 we issued 20,000,000 warrants with an exercise price of $0.02 to be exercisable up to June 29, 2016 for the debt exchange of two previous short term bridge loans into a new convertible note payable.

On July 15, 2011, we issued 27,500,000 warrants with an exercise price of $0.02 to be exercisable up to July 14, 2016 for $500,000 convertible note financing.

    (e) Options Issued During the Nine Months Ended December 31, 2011:

On December 31, 2011, we approved the grant of  27,102,009 non-qualified stock options with an exercise price of $.02 with a life of five years to current employees for the return of previously issued shares of common stock that were issued for payment of past due expenses.  The stock options have full vesting rights at December 31, 2011, and we recognized the full compensation expense of $12,656 at December 31, 2011 by using the Black-Scholes valuation model  (27,102,009 x $.000467).

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

		Fair Value Measurements at Reporting Date Using
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$119,236	$-	$-	$119,236

Total Liabilities	$119,236	$-	$-	$119,236

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2011	$1,468,988
Total gains or (losses) (realized/unrealized):
Included in earnings	(1,010,408)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(339,344)
Transfer in and/or out of Level 3	-
Ending Balance, December 31, 2011	$119,236

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,020 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,341 and excluding variable common area maintenance charges, as of December 31, 2011, are as follows:

Years ending March 31,	Amount
2012	$25,022
2013	103,422
2014	17,348

$145,792

Rental expense, which also includes maintenance and parking fees, for the nine months ended December 31, 2011, was $97,930.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current Phase III® Recovery drink as well as future new products that are in the development stage.  This agreement automatically renews for consecutive one (1) year periods with the next renewal date to be December 16, 2012 unless either party provides notice of cancellation at least one hundred and twenty (120) calendar days prior to the end of renewal period. The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Marketing Endorsement Partnership and Commission Agreements

On October 13, 2011, we signed a Cause Marketing Endorsement Partnership Agreement with Paul Pierce (Athlete) and his Charitable Foundation (The Truth Fund) to promote our Phase III® Recovery drink product. The term of this agreement will be for a period of twelve (12) months. The Athlete will provide promotional activities such as public appearances, autographs, radio interviews, social media announcements and other marketing activities as provided in this agreement. We will compensate the Athlete with $90,000 worth of common stock valued at $.02 for 4,500,000 shares as well as $60,000 in cash compensation payable in four quarterly payments of $15,000 on November 30, 2011, March 5, 2012, June 5, 2012 and September 5, 2012.  No stock and/or cash payments have been issued, but we expect to issue the stock and applicable cash payments upon the next financing by the Company. There is no guarantee that there will be a next funding.

In addition, we entered into a commission agreement with Sports Identity, Inc. who is the broker for the above agreement. We agreed to pay commission fees at 15% value of the total cash payment of the above agreements or $9,000, payable in three installments, installment 1 immediately upon execution on the agreement, installment 2 on November 03, 2011 and the last installment on December 30, 2011.  In addition, we agreed to pay 10% of the total stock consideration for the above agreement or $9,000 that will be result in the issuance of 450,000 shares of common stock to be valued at $.02. We have not made any cash payments or issued any common stock. We expect to make these payments and issue the stock provided there is a next funding.

Note 11. Subsequent Events:

On January 10, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of October, 2011 convertible notes for $6,300 at a conversion price of $.0009.

On January 10, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $5,933 at a conversion price of $.000848.

On January 10, 2012, we issued 1,142,700 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $968 at a conversion price of $.000848.

On January 10, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $3,390 at a conversion price of $.000848.

On January 12, 2012, we issued 8,928,571 shares of common stock pursuant to a conversion of accrued interest from March, 2009 convertible notes for $8,000 at a conversion price of $.000896.

On January 20, 2012, we issued 2,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $1,630 at a conversion price of $.000815.

On January 20, 2012, we issued 4,541,178 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,701 at a conversion price of $.000815.

On January 20, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $3,260 at a conversion price of $.000815.

On January 23, 2012, we issued 1,355,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $1,104 at a conversion price of $.000815.

On January 23, 2012 and January 25, 2012, we issued 11,500,000 shares of common stock pursuant to conversion of October, 2007 convertible notes for two conversions totaling $9,994 at a conversion price of $.000869.

On January 25, 2012, we issued 11,150,000 shares of common stock pursuant to a conversion of $9,689 accrued interest for March, 2009 convertible notes at a conversion price of $.000869.

On January 25, 2012 and January 26, 2012, we issued 12,000,000 shares of common stock pursuant to conversion of March, 2011 convertible notes for four conversions totaling $9,780 at a conversion price of $.000815.

On January 25, 2012 and January 26, 2012, we issued 7,000,000 shares of common stock pursuant to conversion of July, 2010 convertible notes for two conversions totaling $5,705 at a conversion price of $.000815.

On January 25, 2012, we issued 11,000,000 shares of common stock pursuant to a conversion of January, 2008 convertible notes for $9,559 at a conversion price of $.000869.

On January 25, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $2,445 at a conversion price of $.000815.

On January 25, 2012, we issued 3,500,000 shares of common stock pursuant to conversion of January, 2011 convertible notes for two conversions totaling $2,853 at a conversion price of $.000815.

Note 11. Subsequent Events (continued):

On January 26, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $3,260 at a conversion price of $.000815.

On January 26, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $3,260 at a conversion price of $.000815.

On January 26, 2012, we issued 10,000,000 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $2,935 at a conversion price of $.000815.

On January 27, 2012, we issued 2,410,414 shares of common stock pursuant to a conversion of accrued interest for March, 2009 convertible notes for $2,095 at a conversion price of $.000869.

On January 27, 2012, we issued 12,267,120 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $9,998 at a conversion price of $.000815.

On January 27, 2012, we issued 13,000,000 shares of common stock pursuant to conversion of March, 2011 convertible notes for two conversions totaling $10,595 at a conversion price of $.000815.

On January 27, 2012, we issued 2,800,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,282 at a conversion price of $.000815.

On January 27, 2012, we issued 8,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $6,520 at a conversion price of $.000815.

On January 27, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $2,445 at a conversion price of $.000815.

On January 27, 2012, we issued 8,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $4,075 at a conversion price of $.000815.

On January 27, 2012, we issued 16,000,000 shares of common stock pursuant to conversion of October, 2007 convertible notes for two conversions totaling $13,904 at a conversion price of $.000869.

On January 27, 2012, we issued 11,507,479 shares of common stock pursuant to a conversion of accrued interest for the January, 2009 convertible notes for $10,000 at a conversion price of $.000869.

On January 30, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $2,083 at a conversion price of $.000869.

On January 30, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,445 at a conversion price of $.000815.

On January 30, 2012 and January 31, 2012, we issued 21,000,000 shares of common stock pursuant to conversion of March, 2011 convertible notes for four conversions totaling $17,115 at a conversion price of $.000815.

On January 30, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $2,445 at a conversion price of $.001087.

Note 11. Subsequent Events (continued):

On January 31, 2012, we issued 2,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $1,630 at a conversion price of $.000815.

On February 2, 2012, we issued 2,442,666 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,601 at a conversion price of $.001065.

On February 2, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $3,195 at a conversion price of $.001065.

On February 2, 2012, we issued 8,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $2,601 at a conversion price of $.001065.

On February 3, 2012, we issued 8,000,000 shares of common stock pursuant to conversion of January, 2011 convertible notes for three conversions totaling $13,261 at a conversion price of $.0010658.

On February 3, 2012, we issued 5,427,772 shares of common stock pursuant to conversion of March, 2011 convertible notes for two conversions totaling $13,565 at a conversion price of $.002315.

On February 6, 2012, we issued 5,743,130 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $18,234 at a conversion price of $.003175.

On February 8, 2012, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $3,175 at a conversion price of $.003175.

On February 9, 2012, we issued 1,500,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $4,763 at a conversion price of $.003175.

On February 9, 2012, we issued 6,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $19,050 at a conversion price of $.003175.

On February 9, 2012, we issued 6,500,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $20,638 at a conversion price of $.003175.

On February 13, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $12,820 at a conversion price of $.003205.

On February 13, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $16.025 at a conversion price of $.003205.

On February 13, 2012, we issued 1,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,205 at a conversion price of $.003205.

On February 13, 2012, we issued 533,550 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $1,710 at a conversion price of $.003205.

On February 14, 2012, we issued 4,7000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $15,064 at a conversion price of $.003205.

On February 15, 2012, we issued 12,500,000 shares of common stock pursuant to a conversion of January, 2009 convertible notes for $12,500 at a conversion price of $.001.

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

OVERVIEW

Our plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in two fast growing segments; sports recovery and functional dairy. Our first product, an energy drink called VisViva™, introduced in 2008, has been tabled with the intent to possibly reintroduce this product in a new format and as a “focus” drink in late 2012. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. We are a development stage company with negligible product sales to date.  Our major sources of working capital have been from various convertible note financings (primarily the October 23, 2007 and July 15, 2010, January 21, 2011, March 17, 2011 and July 15, 2011 financings) and other short-term bridge loans.

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

OVERVIEW (continued)

after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) months long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles. The primary target for Phase III® Recovery is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in the second half of 2012.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition. This board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks. Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

We intend to focus on the largest markets in the eastern United States with further expansion in the fifteen largest markets of the country. We will pre-sell in four sales channels: grocery, convenience, drug and sports and gym specialty.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets.

Regional distributors have lost four major beverage lines in the last few years including Monster Energy (moved to Anheuser Busch), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola), and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended December 31, 2011. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

RESULTS OF OPERATIONS

Since we are a development company, negligible revenues have been reported for the nine months ended December 31, 2011 and 2010. As such, there is no meaningful comparison with prior periods.

Our plan during the next few months is to continue the implementation of market and sales promotion programs to gain awareness of our new “Phase III® Recovery” drink in new markets and to increase customers as this is our only revenue producing product at this time.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010:

For the nine months ended December 31, 2011, our primary expenses related to salaries, professional fees as well as marketing and promotion expenses. Total operating expenses for the nine months ended December 31, 2011 were $1,402,213 which is higher than last year’s similar expenses for $1,084,231 for an increase of $317,982 in which most of this increase is due to an increase of $139,808 in salaries, taxes and employee benefits as well as $95,193 for marketing and promotion costs associated with our Phase III® Recovery product during 2011.

Derivative income was $1,010,408, and interest income was $271,132 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the nine months ended December 31, 2011 of $112,868 leading to basic and diluted loss per share of $.00, as compared to a net profit for the nine months ended December 31, 2010 of $15,580,714 which includes the recognition of derivative income of $4,636,162 and $12,028,657 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the nine months ended December 31, 2011 was 126,182,356. The basic earnings per common share was $1.47, and the diluted earnings per share was $.09 for the nine months ended December 31, 2010 based on a weighted average number of common shares outstanding of 10,574,770 for the basic earnings per share and 170,087,598 for the diluted earnings per share.

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (Continued)

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010:

For the three months ended December 31, 2011, our primary expenses related to salaries, professional fees, marketing and promotion expenses as well as stock compensation expense for the recognition of issued shares of common stock and stock options. Total operating expenses for the three months ended December 31, 2011 were $504,909 which is higher than last year’s similar expenses for $467,237 for an increase of $37,672 in which most of this increase is due to the recognition of stock compensation expense of $130,106.

Derivative expense was $27,624, and interest expense was $2,838,008 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are significantly different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended December 31, 2011 of $3,364,443 leading to basic and diluted loss  per share of $.02 as compared to a net loss for the three months ended December 31, 2010 of $1,168,953 which includes the recognition of derivative income of $42,348 and $743,709 net interest expense.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended December 31, 2011 was 173,660,643.The basic and diluted loss per common share was $.08 for the three months ended December 31, 2010 based on a weighted average number of common shares outstanding of 14,358,738 for the basic and diluted loss per share.

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

For the nine months ended December 31, 2011 compared to nine months ended December 31, 2010:
Net cash used in operating activities for the nine months ended December 31, 2011 was $999,311 which was mainly the effect of changes in our operating assets. Our loss of $112,868 was offset by non-cash items of $1,010,408 in derivative income and $435,719 for the changes in the fair values of our convertible notes payable. Net cash used in operating activities for the nine months ended December 31, 2010 was $861,190 which was mainly the effect of changes in our operating assets.  Our net income of $15,580,714 was offset by non-cash items of $4,636,162 in derivative income and $12,119,591 for the changes in fair values of our convertible notes payable.

Net cash flows generated by operating activities for the nine months ended December 31, 2011 as well as for the nine months ended December 31, 2010 were inadequate to cover our working capital needs. We had to rely on  new convertible debt financings as well as short term promissory notes to cover operating expenses.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash used in our investing activities was $1,694 for the nine months ended December 31, 2011 as compared to $3,769 for the nine months ended December 31, 2010.  These funds for both years were used mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $775,000 for the nine months ended December 31, 2011 as compared to $851,000 for the nine months ended December 31, 2010. The decrease of $76,000 was mainly attributed to additional convertible note financings in 2010.

Comparison of the nine months ended December 31, 2011 to the nine months ended December 31, 2010:

The major variances in the Condensed Consolidated Statements of Cash Flows for the nine months of December 31, 2011 as compared to the nine months of December 31, 2010 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our prepaid expenses and other assets in the Cash Flows from Operating Activities for the nine months ended December 31, 2011 for $(119,593) as compared to the nine months ended December 31, 2010 for $33,260 were the result of applying prepayments for professional fees. Amortization of debt discount increased by $236,519 over the nine months ended December 31, 2010 due to more expense recognition in 2011 as compared to 2010 for the additional July, 2011 convertible debt. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the nine months ended December 31, 2011 were the result of additional convertible note financings in 2011 of $500,000 and a total of $400,000 in short-term bridge loans compared to higher new convertible note financings of $851,000 for the nine months ended December 31, 2010.

External Sources of Liquidity:

For the nine months ended December 31, 2011:

On June 3, 2011, the Company entered into a promissory note in the amount of $100,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 3, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July, 2011 from the $500,000 gross proceeds financing of the July 2011 financing.

On June 30, 2011, the Company entered into a promissory note in the amount of $25,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 30, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July, 2011 from the $500,000 gross proceeds of the July 2011 financing.

On July 15, 2011, the Company entered into subscription agreement for a convertible debt financing up to $1,000,000 in which the Company received gross proceeds of $500,000.  This financing is subject to an interest rate of 10%, and the due date is January 15, 2013.

On October 7, 2011, the Company entered into two non convertible notes payable with two current accredited investors in the total amount of $150,000 (one note for $75,000 with Alpha Capital Anstalt and the other note for $75,000 with Centaurian Fund LP).  These notes are subject to an interest rate of 10% and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.  These two notes are still outstanding, and no payments have been made as of December 31, 2011.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

External Sources of Liquidity (continued):

On November 3, 2011, the Company entered into a promissory note with conversion rights with outside legal counsel (Weed and Company) in the amount of $59,359.  This note is subject to an interest rate of 5% and is payable on or before May 5, 2012.  This note at the option of the holder at the due date may convert the unpaid interest and principal into newly issued shares of common stock.  The conversion shall be at a price equal to (1) the closing price on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt.  The conversion price will be such as not to trigger any reset or anti-dilution rights in existing convertible notes on the due date.

On December 1, 2011, the Company entered into two promissory notes with current accredited investors in the total amount of $50,000 (one note for $25,000 with Centaurian Fund and the other note for $25,000 with Alpha Capital Anstalt).  We received payment from Centaurian on December 1, 2011, but we received the payment from Alpha on December 20, 2011.  Both notes are subject to an interest rate of 10% and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.  Both notes are still outstanding, and no payments have been made.

On December 28, 2011, the Company entered into a two years discount non-convertible note with a current accredited investor, Alpha Capital Anstalt, in the amount of $75,000.  This is a discount note in which the purchase price was $75,000 and the principal amount to be paid on December 28, 2013 will be $100,000.  This note is guaranteed by the Company’s CEO, Roy Warren.

RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $4,984,890 outstanding at December 31, 2011, of which $2,080,530 in principal are due March 31, 2012.  There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CURRENT AND FUTURE FINANCING NEEDS (continued)

	RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
	AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
	FOR THE NINE MONTHS ENDED DECEMBER 31, 2011

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2012	No	-	10%	15%	-
$312,000	January, 2008	3/31/2012	No	-	None-discount note	15%	-
$500,000	February, 2008	3/31/2012	No	-	10%	15%	-
$100,000	June, 2008	3/31/2012	No	-	10%	15%	-
$263,333	September, 2008	3/31/2012	No	-	None-discount note	15%	-
$60,833	December, 2008	3/31/2012	No	-	None-discount note	15%	-
$200,834	January, 2009	3/31/2012	No	-	15%	15%	-
$60,000	February, 2009	3/31/2012	No	-	15%	15%	-
$361,112	March, 2009	3/31/2012	No	-	12%	20%	-
$27,778	October, 2009	3/31/2012	No	-	12%	20%	-
$618,612	November, 2009	3/31/2012	No	-	12%	20%	-
$150,000	January, 2010	3/31/2012	No	-	12%	20%	-
$192,500	March, 2010	3/31/2012	No	-	12%	20%	-
$55,000	May, 2010	3/31/2012	No	-	10%	20%	-
$900,000	July, 2011	7/15/2012	No	-	10%	20%	-
$400,000	January, 2011	7/15/2012	No	-	10%	20%	-
$600,000	March, 2011	9/17/2012	No	-	10%	20%	-
$221,937	June, 2011	9/17/2012	No	-	10%	20%	-
$500,000	July, 2011	1/15/2013	No	-	10%	20%	-
$59,359	November, 2011	5/5/2012	No	-	5%	NONE	-
$6,183,298
SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes (a)	$60,000		15%	$23,639
$55,000	August 5, 2008	Past due	Yes (a)	$55,000		15%	$38,292

$115,000	Total amount past due			$115,000			$61,931

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

As of December 31, 2011, we had an accumulated shareholders’ deficit of $12,901,092 and a working capital deficit of $12,014,997, compared to an accumulated shareholders’ deficit of $14,215,259 and a working capital deficit of $11,861,608 at March 31, 2011. Cash and cash equivalents were $7,332 as of December 31, 2011 as compared to $233,337 at March 31, 2011 as the higher balance at March 31, 2011 was due mainly to the March, 2011 financing proceeds. This decrease in our working capital deficit was primarily attributable to the decrease in the fair value calculations for our convertible notes payable as well a decrease in the derivative liabilities.

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

At December 31, 2011, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations due March 31, 2012.

At December 31, 2011, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Although we have previously been able to obtain extension on the maturity dates of most obligations, we may be unable to continue to do so.  Further, we have convertible notes outstanding totaling $4,984,890 in principal face value at December 31, 2011. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2012, there is no assurance that we will be able to continue to extend these obligations and currently do not have the funds to pay the balance. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS (continued):

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery).  Our co-packing agreement with our principal co-packer was signed on December 16,
2008 and will expire December 15, 2012.This agreement shall automatically renew for consecutive one (1) year periods unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2011, we had issued and outstanding options and warrants that may be exercised into 192,029,518 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock and convertible notes payable and accrued interest payable that may be converted into 299,878,112 shares of common stock (subject to 4.99% - 9.99% beneficial ownership conversion limitations). The Series A Convertible Preferred Stock votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock, and could impair our ability to obtain capital through a subsequent financing of our securities. We have 188,001,627 shares of common stock outstanding as of December 31, 2011 of which 182,712,665 shares are held by non-affiliates. Further, the Company has issued convertible notes in face value totaling $4,984,890 which may be converted into 249,244,497 shares of common stock and warrants that may be exercised into 163,900,441 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933, (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN BUSINESS RISKS (continued):

re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2011. As such, management concluded that internal control deficiencies existed as of March 31, 2011 that constituted material weaknesses, as described below.

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

Evaluation of Disclosure Controls and Procedures (continued)

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2011, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On September 16, 2010, Fortitech, Inc. filed a lawsuit in the state of Florida to recover past due amounts owed by us under a contract to provide goods for a certain beverage product. Fortitech is seeking an amount of $18,584 plus interest and costs for a total of $19,020. We have already recorded this amount in our records. Both parties agreed to payment of this amount for $1,585 on May 1, 2011 and $1,585 on the first day of each following month for twelve (12) months until the total is paid in full. We made seven (7) payments of $1,585 each from April, 2011 through December 31, 2011. Although we were two months behind as of December 31, 2011, we plan to continue payment in accordance with this agreement during 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2011, the Company issued a total of 84,851,878 shares of common stock for the conversions of $90,578 of convertible notes payable to note holders of the Company pursuant to the terms of their note instruments.  No additional consideration was given for these conversions by the note holders. The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3. Defaults on Senior Securities

As of December 31, 2011, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000. These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions.

Item 5. Other Information

On October 13, 2011, we signed a Cause Marketing Endorsement Partnership Agreement with Paul Pierce (athlete) and his Charitable Foundation (The Truth Fund) to promote our Phase IIIr Recovery drink product. The term of this agreement will be for a period of twelve (12) months. The athlete will provide promotional activities such as public appearances, autographs, radio interviews, social media announcements and other marketing activities as provided in this agreement. We will compensate the athlete with $900,000 worth of common stock valued at $.02 for 4,500,000 shares as well as $60,000 in cash compensation payable in four quarterly payments of $15,000 on November 30, 2011, March 5, 2012, Jun 5, 2012 and September 5, 2012. No stock and/or cash payments have been issued, but we expect to issue the stock and applicable cash payments upon the next financing by the Company. There is no guarantee that there will be a next funding.

In addition, we entered into a commission agreement with Sports Identity, Inc. who is the broker for the above agreement. We agreed to pay commission fees at 15% value of the total cash payment of the above agreements or $9,000, payable in three installments, installment 1 immediately upon execution on the agreement, installment 2 on November 03, 2011 and the last installment on December 30, 2011. In addition, we agreed to pay 10% of the total stock consideration for the above agreement or $9,000 that will be result in the issuance of 450,000 shares of common stock to be valued at $.02. We have not made any cash payments or issued any common stock. We expect to make these payments and issue the stock provided there is a next funding.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c )	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)

(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10)(57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)		X
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)		X
(10)(60)	Form of Note dated December 28, 2011 (Alpha)		X
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011		X
(10)(62)	Commission Agreement dated June 29, 2011		X
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(15) previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)
(16) previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession  No. 0001213900-11-003662)
(17) previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001313900-11-003757)
(18) previously filed with the Commission on August 22, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-004667)
(19) previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)

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
Date: February 21, 2012

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer