Form 10-K
period 2012-03-31
Attitude Drinks Inc.
filed 2012-07-13
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically  and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The issuer's gross revenues for its most recent fiscal year were $406,315.

The aggregate market value of the voting stock held by non-affiliates of the issuer on June 29, 2012, based upon the $.001 per share close price of such stock on that date, was $1,127,500 based upon 1,127,500,234 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of July 13, 2012 was 1,132,789,196 shares.

Transitional Small Business Disclosure Format (check one): Yes☐ No ☒

PART II

PART III

PART IV

ITEM 15	Exhibits	41

DOCUMENTS INCORPORATED BY REFERENCE:  See Exhibits

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections and our ability to obtain financing on acceptable terms to finance our operations until profitability.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company
Attitude Drinks Incorporated (“Attitude,” “We” or “Our”) was formed in Delaware on May 10, 1988 under the name International Sportfest, Inc. In January 1994, we acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. From January 1994 through October 1999, we engaged in the leasing of motor vehicles throughout the United Kingdom. On October 1, 1999, we acquired all of the issued and outstanding stock of Mason Hill & Co. and changed our name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, our operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, we became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB: ATTD) began trading in June 2008.  Our fiscal year ends on March 31.

Nature of Business
Currently, our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

The Business
From 2001 to 2007, we were a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which was a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provided a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina. We stopped the production and sale of the VisViva™ product during 2010 and will consider reintroducing this product as a “focus drink” in late 2012 or 2013.    Our second product which is branded as “Phase III® Recovery” is a milk-based protein drink. Our co-packer for our dairy based product is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We completed development on our second product “Phase III® Recovery” in 2010 which was introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product contains 35 grams of protein that are naturally inherent in ultra filtered milk.  The product is packaged as retort processed shelf stable dairy-based 100% milk based sports recovery drink, currently in both chocolate and vanilla flavors, in new state of the art, eco-friendly convenient re-sealable 14.5 oz aluminum bottles. We began distribution of this product in early 2010. Storage, distribution and sale of this product can be done at room temperature while our current retail presence is predominantly in coolers.

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk based meal replacement in various flavors.  This product is expected to be developed and marketed in late 2012, depending on available capital.

In House Intellectual Property
We have a trademark for Phase III® from the United States Patent and Trademark Office that was registered December 28, 2010.

While working on trademark and brand development for the dairy platform of functional drinks and protein delivery, we were approached by the owners of the entire intellectual property portfolio once developed and commercialized at Bravo Brands, Inc. On August 8, 2008, we entered into an Asset Purchase Agreement with RFC BB Holdings, LLC (seller) with a $507,500 secured convertible promissory note to purchase the right, title, trademarks and interest to this intellectual property portfolio, notably “Slammers” and “Blenders”.  As these particular brands have been marketed and sold in the past, it is anticipated that these products can be reintroduced into the market much quicker and less expensive than developing a brand new product.

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

Industry Trends
We are an innovative beverage brand-development company that was formed to exploit the accelerating shift in beverage consumption patterns of Americans. Consumers are embracing two distinct trends which have redefined the ever-growing single serve beverage industry. First, consumers representing all demographics are purchasing fewer “empty-calorie”, sugar sweetened, carbonated beverages, a trend that has continued for the last ten years. Second, and according to the CSP 2012 Category Management Handbook, “we’ll definitely see more and more functional beverages offering nutrient, vitamins and probiotics”.  In our opinion, consumers are demanding drinks with functionality, delivering either nutritional or experiential impact. During recent years, our experience has indicated beverage consumers have demonstrated growing enthusiasm to pay significant premiums for these functional beverages while exhibiting passionate brand loyalty to the brands.

Management has extensive experience innovating functional products and pioneered the milk-based platform of this beverage “revolution” previously at Bravo! Brands Inc. During that time, management worked with Coca-Cola Enterprises to launch branded milk beverages nationwide. We enjoy strategic relationships, know-how, creativity and perspective in this space. We believe that the two platforms that we will address, sports recovery and functional dairy, represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry.

Market Analysis
While there may be more current information, the most recent data that we have analyzed is informative.  According to preliminary data from New York City based Beverage Marketing Corporation which is a leading research, consulting and financial service firm dedicated to the global beverage industry, the U.S. liquid refreshment beverage market grew by 0.9% in 2011.  This marked a second year of growth after two consecutive declines, but it also represented a slowdown from 2010.  The weakened economy hindered beverages’ performance in 2008 and 2009, and improving conditions contributed to their upticks in 2010 and 2011.  Even so, higher prices did almost certainly contribute to 2011’s deceleration as lower-income consumers continued to struggle.  Even so, total liquid refreshment beverage volume exceeded 29.5 billion gallons in 2011. Premium beverages such as ready-to-drink (RTD) tea and coffee, sports beverages and energy drinks advanced particularly forcefully during 2011.  Larger more established segments such as carbonated soft drinks and fruit beverages failed to grow once again.  Energy drinks moved forward faster than all other segments with a 14.4% volume increase in 2011.  Despite this advance, the segment accounted for a relatively small share of total liquid refreshment beverage volume.  Indeed, the only liquid refreshment beverage type with a smaller share of volume was RTD coffee, which charted the second fastest surge, growing by 9.4%. Not surprisingly, no energy drink or RTD coffee brand ranked among the leading trademarks by volume.  Sports beverages, in contrast, had Gatorade (including all brand variations) as the fifth largest beverage trademark during the year, and the category it led showed exceptional vigor.  The brand topped 1 billion gallons for the first time in 2011.  Carbonated soft drinks still stood by far the biggest liquid refreshment beverage category, but they continued to lose both volume and market share.  Volume slipped by 1.7% from 13.8 billion gallons in 2010 to 13.6 billion gallons in 2011 which lowered their market shares from 47% to 46%.  Four companies accounted for all of the leading refreshment beverage trademarks. Pepsi-Cola had four brands including the only fruit beverage brand to make the list, Tropicana.  Coca-Cola had three while Nestle Waters North American had two and Dr. Pepper Snapple Group, Inc. had one.  Beverages continued growth in 2011 proved their essential vitality, and the strong showing by high-end and functional products shows that consumers, at least the more affluent ones are not concerned exclusively with economic considerations when making their beverage selections.

The CSP (convenience store/petroleum) recently released their “2012 Category Management Handbook.” In their release and according to the Nielsen Co. and Dr. Pepper Snapple Group, Inc., the Sports Drinks category represented 9.2% of the nonalcoholic beverages sector for the 52 weeks ended January 28, 2012.  In addition and according to the Symphony/IRI Group, the Sports Drinks category reflected increases in unit sales in 2011 as follows:  food – 9.6%; drug -10.4%; and convenience stores – 12.9%.  In fact the pace of sports-drink sales increases held steady in 2011, with dollars up nearly 10% and units up almost 13%.  In the last quarter of the year, the pace actually accelerated.

Further, findings from the Sports and Performance Nutrition 2011 Conference as published by Multi-Sport Research Ltd. on May 26, 2011 indicated the following:

-  Combined enrollment at Ironman, IM 70.3 and ITU (World Cup & World Championship) events grew more than 20%  on year in 2009 as this growth came amidst global recession.

-  An online and TV push, notably by ITU in 2010, presents strong broadcast and revenue opportunities – particularly leading to 2012 and beyond.

-  Sales are largely via specialty retail rather than ‘big box’ retail.

-  Price segmentation fits within standard premium/mainstream/value pricing brands with some ‘super-premium’ pricing across product sectors.

-  Interviews on sports nutrition usage indicated that 16% of athletes and coaches use the products daily, 24% use the products 4+ times a week and 23% use the products 2-3 times a week.

- Feedback indicated the top four factors that influence choice of sports nutrition:  availability near training facilities; results published in peer review articles; research evidence and blind tests; and taste and consistency.

Market Segment Strategy
As we have operated for nearly five years, our future strategy will be to develop our products in the two fast growing segments: sports recovery and functional milk. We produced our first product, VisViva™ which is an energy drink; however, that product has been tabled for now. Phase III® Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two fiscal years, depending on available capital.

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

Employees
We currently have eleven total employees, all of which are full time.  Most of these individuals are employed at the corporate office with one sales representative in New York and one sale representative in central Florida.

Increase of Authorized Shares
The Company established a record date on March 20, 2012 for the purpose to notify shareholders of a special meeting on April 27, 2012 at the Company’s corporate offices for the purposes to increase the authorized common shares from one billion (1,000,000,000) to five billion (5,000,000,000).  On April 27, 2012, the shareholders approved the amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from one billion (1,000,000,000) to five billion (5,000,000,000). This amendment was effective with the state of Delaware on May 1, 2012.  The comparable financial statements for the year ended March 31, 2012 will still reflect the authorized shares of one billion (1,000,000,000).  The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000).

Research and Development

Over the last two years, the Company spent approximately $2,074 and $7,900, respectively, on research and development activities related to the development of its Phase III® Recovery products.  All costs were borne by the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

On June 1, 2008, we moved to our current office at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.   This five-year lease began on June 1, 2008 and will expire on May 31, 2013.  The minimum monthly base rent for March 2012 is $8,341 (excluding variable common area maintenance charges and taxes), and the lease provides for annual 4% increases throughout its term.  We plan to sign an amended lease agreement in late July, 2012 to decrease the size of the premises.

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount. Current outstanding balance due is $2,438.  No other payments have been made.

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,000 plus interest since January 16, 2012.  The $15,000 was already recorded in our records.  We expect to resolve this matter as soon as practical.

ITEM 4- [RESERVED]

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at March 31, 2012 was 4,599.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Source is NASDAQ.COM.

QUARTER	HIGH BID PRICE	LOW BID PRICE

Fiscal year – 2010/2011

First Quarter	$1.10	$0.05
Second Quarter	$0.15	$0.01
Third Quarter	$0.045	$0.015
Fourth Quarter	$0.067	$0.017

Fiscal year – 2011/2012

First Quarter	$0.022	$0.008
Second Quarter	$0.015	$0.001
Third Quarter	$0.0046	$0.0008
Fourth Quarter	$0.0093	$0.001

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

Securities Authorized for Issuance under Equity Compensation Plans

					Number of securitiesremaining available for futureissuance under equitycompensation plans, excluding securities reflected in column
	Number of securitiesissued upon exercise ofoutstanding options, warrants and rights
			Weighted average exerciseprice of outstanding options, warrants and rights

Plan Category
					(a)
	(a)		(b)		(c)
Equity compensation plans
approved by stockholders	-		-		-
Equity compensation plans
not approved by stockholders	1,838,765	(1)(2)	0.06	(3)	1,961,235
Total	1,838,765		$0.06		1,961,235

		(c) Available to issue in future
(1) 2007 Stock Compensation and Incentive Plan for a total of	50,000	124
(Filed on April 11, 2008 as an exhibit to Form S-1/A and filed on May 16, 2008 as an exhibit to Form S-8)
(2) 2010 Stock Compensation and Incentive Plan for a total of	3,750,000	1,961,111
(Filed on May 25, 2010 as an exhibit to Form S-8)
	3,800,000	1,961,235
(3) Based on 28,129,077 outstanding stock options.

Sale of Unregistered Securities
Quarter Ended March 31, 2012

On February 22, 2012, the Company entered into a subscription agreement with institutional and accredited investors for a convertible debt financing in the principal amount of $1,000,000 (J&N Invest LLC - $200,000, Alpha Capital Anstalt - $175,000,  Schlomo & Rochel Rifkind - $100,000, Ramshead Holding Ltd. - $100,000, Naomie Klissman - $100,000, Whalehaven Capital Fund, Ltd. - $50,000, Seth Farbman - $50,000, Louis Goldberg - $50,000, David Lamplough - $50,000, Joseph & Sue Maya - $50,000, Emmy Cutler - $25,000, Jan Veryke - $25,000, and PSM Holdings for $25,000) with an interest rate of 10%. The due date for the notes is August 22, 2013, and the notes are convertible into common stock at a conversion price equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. Subscribers in the offering included some holders of the Company’s senior secured notes and warrants. Associated finance fees of $160,000 includes a 10% finder’s fee of $100,000 which was deducted from the gross proceeds along with payments of October 7, 2011 and a December 1, 2011 short term promissory note and accrued interest totaling $103,451 plus the exchange of three previous short term promissory notes ($75,000 dated October 7, 2011, $25,000 dated December 20, 2011 and $75,000 dated December 28, 2011 for a total of $175,000) for 10% convertible notes led to a net received amount of $561,549.  In addition, the placement agent (Perrin Holden & Davenport Capital Corp (“PHD”) received a total of 5,000,000 restricted shares of the Company’s common stock which was equal to ten percent (10%) of the Class A warrants sold. One Class A Common Stock Purchase Warrant was issued for every share (total of 50,000,000 warrants) which would be issued on the closing date assuming the complete conversion of the notes on the closing date at the conversion price. The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is equal to $.02, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years (February 21, 2017) after the issue date of the Class A Warrants.    In addition and as part of the February 2012 financing, the Company entered into an amendment and consent agreement with all institutional and accredited investors holding all convertible notes payable  with a due date of March 31, 2012 to extend the maturity date to March 31, 2014. Further, each undersigned subscriber to the Subscription Agreements waives the ratchet/reset benefit that such subscriber is entitled to as a result of any subscriber’s conversion of a note or exercise of a warrant to the extent such conversion or exercise would result in a conversion price or exercise price less than $0.02, provided however all subscribers will get the ratchet/reset benefit to the $0.02 floor as a result of any such conversion of exercise.   In addition, the undersigned subscribers waived the Company’s reservation obligation to the extent such requirement is in excess of 100% required reservation of shares for conversion of principal and interest of the notes until such time as the Company either increases its authorized shares or effectuates a reverse split of its common stock but in any event no later than June 1, 2012. For purposes of clarification commencing June 2, 2012, the Company is required to have a number of shares of common stock equal to 150% of the amount of common stock to all Subscribers to be able to convert all of the notes (including interest that would accrue therein) through the Maturity Date and 100% of the amount of warrant shares issuable upon exercise of the warrants.

On March 31, 2012, the Company entered into an extension agreement with certain noteholders for their notes that had a maturity date of March 31, 2012 to extend such notes to March 31, 2014.  In consideration for this extension, the Company issued to each applicable noteholder a convertible note in the principal amount representing ten percent (10%) of the principal amount owed to each noteholder (Alpha Capital Anstalt - $162,085, Whalehaven Capital Fund Limited - $7,841, Smivel LLC - $400 and CMS Capital, Inc for $1,885 for a grand total of $172,211).  The conversion price shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $0.02, subject to further reductions as described in the notes.  These notes have an interest rate of 12% and are due March 31, 2014.  There are no warrants associated with these notes.

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

During the three months ended March 31, 2012, the Company issued a total of 661,046,325 shares of common stock for the conversions of $1,151,717 of principal of convertible notes payable and $196,939 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration  was paid or given in connection with the exchange.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE LEVEL OVERVIEW

Our Business Model

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments; sports recovery and functional dairy,  We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.  Our efforts were focused in our first full year operations primarily on developing our first energy drink which is called VisViva™  which sales began in late March 2008. We have since tabled that product.

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

We completed research and development work in developing our latest dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) months long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in late 2012 or early 2013, depending upon available capital.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition.  This board is helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last couple of years including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola, and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

We will pre-sell in four sales channels; grocery, convenience, drug and sports and gym specialty.  Certain accounts like chained convenience stores, grocery and drug stores will require warehouse distribution.  The shelf-stable and long shelf life attributes of our products will accommodate any and all distribution and warehouse systems. To accommodate this business, we will employ beverage brokers and work with the “tobacco & candy” and food service warehouse distributors like McLane Company and Sysco Foods.

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

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements.  Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise.  However, certain of our debt obligations totaling $5,005,539 are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  Our most recently developed “Phase III® Recovery” drink product was introduced in early 2010 and based on historical spending, we anticipate a need of funding in the range of $1,500,000 to $2,100,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.

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

Financial Instrument Valuation

In estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2012, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

RESULTS OF OPERATIONS

Revenues

As we recently started to recognize  revenue, there is no meaningful comparison with prior periods.

Consolidated Revenues
	For The Years Ended March 31,
	2012	2011	$ Change	% Change
Revenues	$406,315	$61,327	$344,988	562.5%
Less slotting expense	-	-	-	-
Less discounts	(29,878)	(10,967)	(18,911)	172.4%
Net Revenues	$376,437	$50,360	$326,077	647.5%

All revenues were generated in the United States. The increase in our revenues for the year ended March 31, 2012 as compared to the prior year ended March 31, 2011 is the result of increased customer accounts mainly in the fourth quarter for our Phase III® Recovery product.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel which may be subject to future slotting fees.  There were no recorded slotting fees for the years ended March 31, 2012 and March 31, 2011.

We plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our new “Phase III® Recovery” drink to new markets in the 2012 calendar year, increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

Consolidated Product and Shipping Costs	For The Years Ended March 31
	2012	2011	$ Change	% Change
Product costs	$278,300	$42,613	$235,687	553.1%
Shipping costs	38,300	9,346	28,954	309.8%
Inventory Obsolescence	2,137	-	2,137	N/A
Total costs	$318,737	$51,959	$266,778	513.4%

The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the year ended March 31, 2012 were higher over the year ended March 31, 2011 mainly due to the increased customers for the sales of the Phase III® Recovery product.

Operating Expenses	For The Years Ended March 31
	2012	2011	$ Change	% Change
Salaries, taxes and employee benefit costs	$535,690	$311,471	$224,219	72.0%
Marketing and promotion	461,272	265,358	195,914	73,8%
Consulting fees	82,645	40,329	42,316	104.9%
Professional and legal fees	228,799	260,951	(32,152)	-12.3%
Travel and entertainment	47,308	(427)	47,735	-11179.2%
Product development costs	2,074	7,900	(5,826)	-73.7%
Stock compensation expense	165,068	195,000	(29,932)	-15.3%
Other overhead expenses	374,902	468,441	(93,539)	-20.0%
Total operating expenses	$1,897,758	$1,549,023	$348,735	22.5%

Salaries, taxes and employee benefit costs
For the year ended March 31, 2012, total expenses of $535,690 were higher by $224,219 over last year’s comparable figures of $311,471, partly due to the Company’s policy to record non cash payments for past due salaries in  stock compensation expense instead of salary expense. From the $224,219 increase, an amount of $195,000 was recorded in stock compensation expense for the year ended March 31, 2011 for issued common stock to Roy Warren and Tommy Kee and none in 2012, (see the Stock compensation expense section below) which contributed to most of the increase. The table below reflects a net increase of $29,219 in which this amount was caused by the increase of employees during the year ended March 31, 2012.

	3/31/2012	3/31/2011	Variance

Salaries	$535,690	$311,471	$224,219
Stock compensation expense for employees	-	195,000	(195,000)
Net variance	$535,690	$506,471	$29,219

Marketing and promotion
For the year ended March 31, 2012, we incurred total marketing and promotion costs of $461,272 as compared to $265,358 for the year ended March 31, 2011 for an increase of $195,914 or 73.8%.  This increase was due primarily to increased broker commissions costs of $69,234, Walgreen's advertising expense for $65,000, increased sample costs of $18,379 and increase in various marketing programs including costs associated with the use of athlete endorsements for our Phase III® Recovery drink.

Consulting fees
Consulting fees of $82,645 for the year ended March 31, 2012 were $42,316 or 104.9% higher than last year’s figures mainly due to the use of more outside sales consultants and merchandisers in selling our Phase III® Recovery product in 2012.

Professional and legal fees
These costs related to the use of outside legal, accounting and auditing firms. Total costs for the year ended March 31, 2012 of $228,799 were $32,152 lower than the previous year’s comparable costs of $260,951, mainly due to a decrease use of legal services.

Travel and entertainment

These costs increased over the prior year ending March 31, 2011 by $47,735 mainly due to increased travel activities for promoting our Phase III® Recovery product in new markets primarily in the northeastern United States.

Product development costs
These costs decreased over the prior year ending March 31, 2011 mainly due to the fact that most development costs for our new product, Phase III® Recovery, were incurred in the previous year.  Due to limited capital, we have delayed the development of other potential new products.

Stock compensation expense
For the year ended March 31, 2012, we recorded stock compensation expense of $165,068 mainly for services rendered to outside vendors as well as the costs of issued stock options to employees.  For the year ended March 31, 2011, these costs for a total of $195,000 related to the recording of costs associated with the conversions of past due salaries for the company’s CEO, Roy Warren, for $125,000 and for the company’s CFO, Tommy Kee, for $70,000 as we record all issuances of common stock to employees in this account instead of salary expense for non-cash identification purposes.

Other operating expenses
The total costs decreased by $93,539 or 20% over the prior year mainly due to decreased investor relations costs of $79,720.   The other main components of this category represent Board of Directors’ fees and rent expense.

Other Income (Expense)

Derivative income/(expense)
Derivative income/(expense) arises from changes in the fair value of our derivative financial instruments and, in rare instances, day-one losses when the fair value of embedded and freestanding derivative financial instruments issued or included in financing transactions exceed the proceeds or other basis.  In addition, the fair value of our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.  Future changes in these underlying internal and external market conditions will have a continuing effect on derivative income/expense associated with our derivative financial instruments.

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2012:

		Inception
		through
		March 31, 2012
Our financing arrangements giving rise to derivative
instruments and the income effects:
Day-on derivative losses:
$ 600,000	Original Face Value Convertible Note Financing	$(2,534,178)
$ 500,000	Original Face Value Convertible Note Financing	(899,305)
$ 100,000	Original Face Value Convertible Note Financing	(1,285,570)
$ 55,000	Original Face Value Short Term Bridge Loan Financing	(12,700)
$ 120,000	Original Face Value Convertible Note Financing	(72,251)
$ 60,000	Original Face Value Convertible Note Financing	(38,542)
$ 200,000	Original Face Value Convertible Note Financing	(119,136)
$ 27,778	Original Face Value Convertible Note Financing	(6,378)
$ 161,111	Original Face Value Convertible Note Financing	(45,846)
$ 111,112	Original Face Value Convertible Note Financing	(185,657)
$ 50,000	Original Face Value Convertible Note Financing	(182,843)
$ 55,000	Original Face Value Convertible Note Financing	(80,135)
$ 137,500	Original Face Value Convertible Note Financing	(1,023,463)
$ 55,000	Original Face Value Convertible Note Financing	(55,641)
$ 400,000	Original Face Value Convertible Note Financing	(730,079)
$ 600,000	Original Face Value Convertible Note Financing	(1,420,653)
$ 221,937	Original Face Value Convertible Note Financing	(295,144)
$ 500,000	Original Face Value Convertible Note Financing	(288,718)
$ 1,000,000	Original Face Value Convertible Note Financing	(1,215,164)
Total day-one derivative losses		$(10,491,403)

		Inception
		through
		March 31, 2012

Derivative income (expense):
$ 600,000	Original Face Value Convertible Note Financing	$3,311,574
$ 500,000	Original Face Value Convertible Note Financing	1,658,448
$ 100,000	Original Face Value Convertible Note Financing	1,163,487
$ 120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$ 120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$ 60,000	Original Face Value Short Term Bridge Loan Financing	106,885
$ 33,000	Original Face Value Short Term Bridge Loan Financing	58,786
$ 55,000	Original Face Value Short Term Bridge Loan Financing	63,162
$ 243,333	Original Face Value Convertible Note Financing	134,424
$ 60,833	Original Face Value Convertible Note Financing	6,602
$ 120,000	Original Face Value Convertible Note Financing	41,039
$ 60,000	Original Face Value Convertible Note Financing	27,358
$ 200,000	Original Face Value Convertible Note Financing	111,662
$ 161,111	Original Face Value Convertible Note Financing	147,820
$ 50,000	Original Face Value Convertible Note Financing	45,208
$ 55,000	Original Face Value Convertible Note Financing	48,749
$ 137,500	Original Face Value Convertible Note Financing	303,644
$ 55,000	Original Face Value Convertible Note Financing	2,302
$ 900,000	Original Face Value Convertible Note Financing	(48,610)
$ 400,000	Original Face Value Convertible Note Financing	286,413
$ 600,000	Original Face Value Convertible Note Financing	713,055
$ 221,937	Original Face Value Convertible Note Financing	77,766
$ 500,000	Original Face Value Convertible Note Financing	64,723
$ 1,000,000	Original Face Value Convertible Note Financing	36,230
Total income arising from fair value adjustments		$8,788,265
Total derivative expense from inception		$(1,703,138)

		Inception
		through
		March 31, 2012

Interest income (expense) from instruments recorded at fair value:
$ 600,000	Original Face Value Convertible Note Financing	$(832,752)
$ 500,000	Original Face Value Convertible Note Financing	(617,167)
$ 100,000	Original Face Value Convertible Note Financing	(145,046)
$ 312,000	Original Face Value Convertible Note Financing	(1,033,786)
$ 120,000	Original Face Value Convertible Note Financing	(189,861)
$ 5,000	Original Face Value Convertible Note Financing	(5,667)
$ 5,000	Original Face Value Convertible Note Financing	(3,190)
$ 60,000	Original Face Value Convertible Note Financing	(17,292)
$ 70,834	Original Face Value Convertible Note Financing	(20,479)
$ 200,000	Original Face Value Convertible Note Financing	(50,480)
$ 27,778	Original Face Value Convertible Note Financing	10,262
$ 161,111	Original Face Value Convertible Note Financing	(65,305)
$ 111,112	Original Face Value Convertible Note Financing	(57,979)
$ 507,500	Original Face Value Convertible Note Financing	(590,078)
$ 50,000	Original Face Value Convertible Note Financing	67,143
$ 55,000	Original Face Value Convertible Note Financing	(236,231)
$ 137,500	Original Face Value Convertible Note Financing	167,298
$ 100,000	Original Face Value Convertible Note Financing	(8,212)
$ 55,000	Original Face Value Convertible Note Financing	(214,299)
$ 400,000	Original Face Value Convertible Note Financing	(392,075)
$ 600,000	Original Face Value Convertible Note Financing	(786,208)
$ 221,937	Original Face Value Convertible Note Financing	(997,913)
$ 500,000	Original Face Value Convertible Note Financing	(154,481)
$ 1,000,000	Original Face Value Convertible Note Financing	375,103
$ 172,211	Original Face Value Convertible Note Financing	(300,961)
Total expense arising from fair value adjustments		$(6,099,656)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2012 and the twelve months ended March 31, 2011.

		Twelve Months	Twelve Months
Our financing arrangements giving rise to		Ended	Ended
derivated financial instruments and the income effects:		March 31, 2012	March 31, 2011
Derivative income (expense):
$ 600,000	Original Face Value Convertible Note Financing	$18,337	$1,809,873
$ 500,000	Original Face Value Convertible Note Financing	13,891	1,371,024
$ 100,000	Original Face Value Convertible Note Financing	2,779	274,272
$ 120,000	Original Face Value Short Term Bridge Loan Financing	101	36,521
$ 120,000	Original Face Value Short Term Bridge Loan Financing	101	36,521
$ 60,000	Original Face Value Short Term Bridge Loan Financing	50	18,260
$ 33,000	Original Face Value Short Term Bridge Loan Financing	28	10,043
$ 55,000	Original Face Value Short Term Bridge Loan Financing	6	17,991
$ 120,000	Original Face Value Convertible Note Financing	1,186	102,972
$ 60,000	Original Face Value Convertible Note Financing	593	51,486
$ 200,000	Original Face Value Convertible Note Financing	4,119	357,544
$ 161,111	Original Face Value Convertible Note Financing	3,318	288,022
$ 50,000	Original Face Value Convertible Note Financing	1,030	89,386
$ 55,000	Original Face Value Convertible Note Financing	1,030	89,386
$ 137,500	Original Face Value Convertible Note Financing	2,832	245,812
$ 55,000	Original Face Value Convertible Note Financing	1,133	1,169
$ 900,000	Original Face Value Convertible Note Financing	560,148	(608,758)
$ 400,000	Original Face Value Convertible Note Financing	157,071	129,342
$ 600,000	Original Face Value Convertible Note Financing	456,044	257,011
$ 221,937	Original Face Value Convertible Note Financing	77,766	-
$ 500,000	Original Face Value Convertible Note Financing	64,723	-
$ 1,000,000	Original Face Value Convertible Note Financing	36,229	-
Total derivative income (expense) arising from fair value adjustments		1,402,515	4,577,877
Day-one derivative losses		(1,799,027)	(2,206,373)
Total derivative income (expense)		$(396,512)	$2,371,504

		Twelve Months	Twelve Months
		Ended	Ended
		March 31, 2012	March 31, 2011
Interest income (expense) from instruments recorded at fair value:
$ 600,000	Original Face Value Convertible Note Financing	$(334,764)	$1,492,317
$ 500,000	Original Face Value Convertible Note Financing	22,502	2,032,631
$ 100,000	Original Face Value Convertible Note Financing	-	169,943
$ 312,000	Original Face Value Convertible Note Financing	(75,181)	796,457
$ 120,000	Original Face Value Short Term Bridge Loan Financing	(90,383)	553,390
$ 5,000	Original Face Value Short Term Bridge Loan Financing	700	20,652
$ 5,000	Original Face Value Short Term Bridge Loan Financing	955	23,057
$ 60,000	Original Face Value Convertible Note Financing	32,393	276,694
$ 70,834	Original Face Value Convertible Note Financing	38,242	326,655
$ 27,778	Original Face Value Convertible Note Financing	22,357	136,487
$ 200,000	Original Face Value Convertible Note Financing	116,037	911,251
$ 111,112	Original Face Value Convertible Note Financing	(24,656)	502,756
$ 161,111	Original Face Value Convertible Note Financing	284,241	514,534
$ 507,500	Original Face Value Convertible Note Financing	(391,426)	2,188,319
$ 50,000	Original Face Value Convertible Note Financing	100,922	112,763
$ 55,000	Original Face Value Convertible Note Financing	(84,077)	118,033
$ 137,500	Original Face Value Convertible Note Financing	(80,516)	295,083
$ 100,000	Original Face Value Convertible Note Financing	(11,041)	495,787
$ 55,000	Original Face Value Convertible Note Financing	(84,076)	(135,222)
$ 900,000	Original Face Value Convertible Note Financing	-	(20,921)
$ 400,000	Original Face Value Convertible Note Financing	(476,520)	67,052
$ 600,000	Original Face Value Convertible Note Financing	(1,056,806)	264,798
$ 221,937	Original Face Value Convertible Note Financing	(997,913)	-
$ 500,000	Original Face Value Convertible Note Financing	(154,481)	-
$ 1,000,000	Original Face Value Convertible Note Financing	375,103	-
$ 172,211	Original Face Value Convertible Note Financing	(300,962)	-
Total interst income (expense) arising from fair value adjustments		(3,169,350)	11,142,516
Other interest expense		(729,078)	(576,502)
Interest income (expense) and other financing costs		$(3,898,428)	$10,566,014

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value for the three months ended March 31, 2012 and the three months ended March 31, 2011.

		Three Months	Three Months
Our financing arrangements giving rise to		Ended	Ended
derivated financial instrumentsand the income effects:		March 31, 2012	March 31, 2011
Derivative income (expense):
$ 600,000	Original Face Value Convertible Note Financing	$(2,654)	$(15,227)
$ 500,000	Original Face Value Convertible Note Financing	(2,010)	(11,535)
$ 100,000	Original Face Value Convertible Note Financing	(402)	(2,308)
$ 120,000	Original Face Value Short Term Bridge Loan Financing	(8)	18
$ 120,000	Original Face Value Short Term Bridge Loan Financing	(8)	-
$ 60,000	Original Face Value Short Term Bridge Loan Financing	(4)	-
$ 33,000	Original Face Value Short Term Bridge Loan Financing	(3)	-
$ 55,000	Original Face Value Short Term Bridge Loan Financing	-	(5)
$ 120,000	Original Face Value Convertible Note Financing	(159)	(845)
$ 60,000	Original Face Value Convertible Note Financing	(80)	(423)
$ 200,000	Original Face Value Convertible Note Financing	(554)	(2,936)
$ 161,111	Original Face Value Convertible Note Financing	(446)	(2,365)
$ 50,000	Original Face Value Convertible Note Financing	(138)	(734)
$ 55,000	Original Face Value Convertible Note Financing	(138)	(734)
$ 137,500	Original Face Value Convertible Note Financing	(380)	(2,019)
$ 55,000	Original Face Value Convertible Note Financing	(152)	(808)
$ 900,000	Original Face Value Convertible Note Financing	(75,283)	(460,459)
$ 400,000	Original Face Value Convertible Note Financing	(20,340)	129,342
$ 600,000	Original Face Value Convertible Note Financing	(58,471)	257,011
$ 221,937	Original Face Value Convertible Note Financing	(28,859)	-
$ 500,000	Original Face Value Convertible Note Financing	(37,896)	-
$ 1,000,000	Original Face Value Convertible Note Financing	36,230	-
Total derivative income (expense) arising from fair value adjustments		(191,755)	(114,027)
Day-one derivative loss		(1,215,165)	(2,150,631)
		$(1,406,920)	$(2,264,658)

		Three Months	Three Months
		Ended	Ended
		March 31, 2012	March 31,2011
Interest income (expense) from instruments recorded at fair value:
$ 600,000	Original Face Value Convertible Note Financing	$(363,579)	$(121,500)
$ 500,000	Original Face Value Convertible Note Financing	(66,882)	(89,976)
$ 100,000	Original Face Value Convertible Note Financing	-	(55,707)
$ 312,000	Original Face Value Convertible Note Financing	(79,070)	(245,062)
$ 120,000	Original Face Value Short Term Bridge Loan Financing	(155,902)	11,322
$ 5,000	Original Face Value Convertible Note Financing	(2,030)	(1,446)
$ 5,000	Original Face Value Convertible Note Financing	(1,775)	471
$ 60,000	Original Face Value Short Term Bridge Loan Financing	(368)	5,661
$ 70,834	Original Face Value Convertible Note Financing	(433)	6,683
$ 27,778	Original Face Value Convertible Note Financing	13,529	10,196
$ 200,000	Original Face Value Convertible Note Financing	48,704	1,960
$ 111,112	Original Face Value Convertible Note Financing	(49,778)	6,706
$ 161,111	Original Face Value Convertible Note Financing	39,235	(215,199)
$ 507,500	Original Face Value Convertible Note Financing	(474,593)	80,378
$ 50,000	Original Face Value Convertible Note Financing	6,924	(112,664)
$ 55,000	Original Face Value Convertible Note Financing	(212,084)	(130,464)
$ 137,500	Original Face Value Convertible Note Financing	(275,786)	(342,205)
$ 100,000	Original Face Value Convertible Note Financing	(35,230)	33,928
$ 55,000	Original Face Value Convertible Note Financing	(212,084)	(131,086)
$ 900,000	Original Face Value Convertible Note Financing	-	(20,921)
$ 400,000	Original Face Value Convertible Note Financing	(177,665)	67,052
$ 600,000	Original Face Value Convertible Note Financing	(835,101)	264,798
$ 221,937	Original Face Value Convertible Note Financing	(899,307)	-
$ 500,000	Original Face Value Convertible Note Financing	30,038	-
$ 1,000,000	Original Face Value Convertible Note Financing	375,103	-
$ 172,211	Original Face Value Convertible Note Financing	(300,962)	-
Total derivative income (expense) arising from fair value adjustments		(3,629,096)	(977,075)
Other interest expense		(540,464)	(485,568)
		$(4,169,560)	$(1,462,643)

Our derivative liabilities as of March 31, 2012, and our derivative income/ expense during the twelve months ended March 31, 2012 and from inception through March 31, 2012 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

In connection with our accounting for the:
$600,000, $500,000, $100,000 face value convertible promissory notes and warrant financings for the October 23, 2007 financing arrangement, the $55,000 face value short term bridge loan and warrant financing dated August 5, 2008, the $120,000 face value convertible note and warrant financing dated January 27, 2009, the $60,000 face value convertible note and warrant financing dated February 17, 2009, the $200,000 face value convertible note and warrant financing dated March 30, 2009, the $161,111 face value convertible note and warrant financing dated July 15, 2009, the $27,778 face value convertible note and warrant financing dated October 1, 2009, the  $111,112 face value convertible note issuance dated November 13, 2009, the $50,000 face value convertible note issuance dated January 28, 2010, the $50,000 face value convertible note and warrant financing dated January 28, 2010, the $55,000 face value convertible note and warrant financing dated February 19, 2010, the $137,500 face value convertible note and warrant financing dated March 26, 2010, the $55,000 face value convertible note and warrant financing dated May 13, 2010, the $900,000 face value convertible note and warrant financing dated July 15, 2010, the $400,000 face value convertible note and warrant financing dated January 21, 2011, the $600,000 face value convertible note and warrant financing  dated March 17, 2011, the $500,000 face value convertible note and warrant financing dated July 15, 2011 and the $1,000,000 face value convertible note and warrant financing dated February 22, 2012

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

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2012, our management concluded that registration payments are not probable.

Loss on extinguishment of debt
We recorded a loss on extinguishment of debt for the fiscal year ended March 31, 2011 for $3,264 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts.  There was no loss on extinguishment of debt for the fiscal year ended March 31, 2012 due to no term modifications of existing debt instruments.

Interest and Other Financing Costs:
We recorded interest expense for the fiscal year ended March 31, 2012 for $3,898,428 and interest income for $10,566,014 for the year ended March 31, 2011 in connection with our debt obligations at interest rates from 10% to 15%.  The change of $14,464,442 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $365,127 for the year ended March 31, 2012 with the July 2010, January 2011, March 2011, June 2011 debt exchange into a convertible note financing, July 2011 and February 2012 convertible note financings as well as $84,078 with the July, 2010, January, 2011 and March, 2011 convertible note financings for the year ended March 31, 2011.

Net Loss
We reported a net loss for the year ended March 31, 2012 of $6,149,343 and a net profit of $11,383,632 for the year ended March 31, 2011.  The majority of the expenses for the year ended March 31, 2012 related to salary related costs, marketing and promotion costs for promotion of our Phase III® Recovery drink, professional and legal fees, investor relations costs included in other overhead expenses, recognition of derivative expense and interest expense reflecting the changes in the fair value of the convertible debts.  Most of the costs incurred in the prior year ended March 31, 2011 related to salary related costs, marketing and promotion costs for introduction and promotion of our Phase III® Recovery drink, professional and legal fees and investor relations costs included in other overhead expenses. The net profit for March 31, 2011 was due to the recognition of derivative income and interest income reflecting the changes in the fair value of the convertible debts. As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
The Company’s basic and diluted loss per common share applicable to common stockholders for the period ended March 31, 2012 was $(0.03), and the basic and diluted earnings per common share for the period ended March 31, 2011 was $ 0.66 and $.0.03, respectively.  Because the Company experienced a net loss for the period ended March 31, 2012, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2012 and 2011 were 225,250,685 and 17,302,251, respectively for the basic earnings/loss calculation and 225,250,685 and 355,511,621for the diluted earnings/loss calculation for the period ended March 31, 2012 and March 31, 2011, respectively.  Potential common stock conversions (non-weighted) excluded from the computation of diluted earnings per share amounted to 425,538,843 for March 31, 2011 as there is no consideration for these potential common stock conversions due to the loss for the period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Being a company with less than five years of operations, we have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year.  Ultimately, our ability to continue is dependent upon the achievement of profitable operations.  We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability or receive adequate funding for new product research and development activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $150,000 to $175,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

●      Increased employees and related travel costs
●      Required interest payments on our convertible promissory notes payable
●      Increased product development costs for new products, packaging and marketing materials

External Sources of Liquidity-External Debt Financing and Use of Common Stock for the last two years:

External Debt Financing:

On April 9, 2010, the Company received $59,400 for one of the March, 2010 allonges that had been recorded as a stock subscription receivable in March 2010.

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

On June 17, 2010, the Company entered into a promissory note in the amount of $25,000.  This note is subject to an interest rate of 18% and is due the sooner of July 1, 2010 or upon the next financing.  This note was paid in August 2010.

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

On March 17, 2011 and as part of the above March 2011 financing, the Company entered into amendment and consent agreements with all institutional and accredited investors holding all convertible notes payable to extend the maturity date of these applicable notes to March 31, 2012 except for the July 2010 and January 2011 convertible notes as they already have a due date of July 15, 2012. These agreements also allowed the conversion price of all convertible notes payable prior to the above March, 2011 financing to equal the conversion criteria of the above March 17, 2011 financing as follows:  seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date, but in no event greater than $.02.  In addition, all warrants issued from convertible note financings prior to the March, 2011 financing had the exercise price reduced to $.02.

On June 3, 2011, the Company entered into a promissory note in the amount of $100,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 3, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July 2011from the $500,000 gross proceeds financing of the July 2011 financing.

On June 30, 2011, the Company entered into a promissory note in the amount of $25,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 30, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July 2011from the $500,000 gross proceeds of the July 2011 financing.

On July 15, 2011, the Company entered into a Subscription Agreement for convertible debt financing up to $1,000,000 with an interest rate of 10% in which we received $500,000 gross proceeds. The notes are due January 15, 2013. One Class A Common Stock Purchase Warrant (total warrants to purchase 25,000,000 shares of common stock) was issued for every share which would be issued on the closing date assuming the complete conversion of the notes on the closing date at a conversion price of $0.02.   The exercise price to acquire a Warrant Share upon exercise of a Class A Warrant is $0.02, subject to reduction as described in the Class A Warrant.  The Class A Warrants are exercisable until five years after the issue date of the Warrants. Subscribers in the offering included holders of the Company’s senior secured notes and warrants. In addition, an additional warrant to purchase 2,500,000 shares of common stock and a convertible note for $15,000 was issued to the placement agent for finder’s fees.

On October 7, 2011, the Company entered into two non-convertible notes payables with two current accredited investors in the total amount of $150,000 (one note for $75,000 with Alpha Capital Anstalt and the other note for $75,000 with Centaurian Fund LP).  These notes are subject to an interest rate of 10% and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.  The $75,000 note held by Centaurian was paid through proceeds from the February 2012 financing (part of the overall total payment of $100,000 plus interest of $3,451 for a grand total payment of $103,451), and the other $75,000 note held by Alpha was transferred as part of a new note totaling $175,000 of the overall $1,000,000 February, 2012 financing.

On November 3, 2011, the Company entered into a promissory note with conversion rights with outside legal counsel (Weed & Co. LLP) in the amount of $59,359.  This note is subject to an interest rate of 5% and is payable on or before May 5, 2012.    This note at the option of the holder at the due date may convert the unpaid interest and principal into newly issued shares of common stock.  The conversion shall be at a price equal to (1) the closing price on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt.  The conversion price will be such as not to trigger any reset or anti-dilution rights in existing convertible notes on the due date. Weed & Co. LLP converted $50,000 on May 29, 2012 into 46,728,972 shares of common stock.

On December 1, 2011, the Company entered into two promissory notes with current accredited investors in the total amount of $50,000 (one note for $25,000 with Centaurian Fund and the other note for $25,000 with Alpha Capital Anstalt).  We received payment from Centaurian on December 1, 2011 and received the payment from Alpha on December 20, 2011.  Both notes are subject to an interest rate of 10% and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company.  The $25,000 note held by Centaurian was paid through proceeds from the February 2012 financing (part of the overall total payment of $100,000 notes plus interest of $3,451 for a grand total of $103,451), and the other $25,000 held by Alpha was transferred as part of a new note totaling $175,000 of the overall $1,000,000 February 2012 financing.

On December 28, 2011, the Company entered into a two years discount non-convertible note with a current accredited investor, Alpha Capital Anstalt, in the amount of $75,000.  This is a discount note in which the purchase price was $75,000, and the principal amount to be paid on December 28, 2013 will be $100,000.  This note is guaranteed by the Company’s CEO, Roy Warren.  This Alpha note was transferred as part of a new note totaling $175,000 of the overall $1,000,000 February 2012 financing.  The personal guarantee was eliminated.

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

Commitments for Common Stock for the last two years:

On June 2, 2010, the Board of Directors approved the issuance of 138,889 (valued at $25,000) and 150,000 (valued at $30,000) for a total of 288,889 shares for payment of past due services.  These shares were issued from the Company’s 2010 Stock Compensation Plan which was registered on a Form S-8 registration statement filed and declared effective on May 25, 2010.

On June 30, 2010, we issued 12,000 shares of common stock for the extension of the due date for certain April, 2008 short term notes payable to December 31, 2010.  These shares were valued at $624 or $.052 per share.

On July 21, 2010, we issued 8,333,333 shares of common stock to Roy Warren, CEO, for payment of past due salary for $125,000 at a conversion price of $.015 per share.

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

On May 5, 2011, certain employees converted a total $327,248 of past due salaries into 22,261,770 shares of common stock at a conversion price of $.0147 per share.

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

On December 30, 2011, company employees returned 27,918,336 shares of common stock previously granted to them earlier in the year for past due services in exchange for a similar number of employee stock options at an exercise price of $.02 per share. These shares were cancelled and reduced the total outstanding number of common shares.

On February 22, 2012, we issued 5,000,000 shares of common stock as a finder’s fee for the February, 2012 financing. This amount represents 10% of the total 50,000,000 warrants that were issued in connection with this financing. We recorded a cost of $13,177 as financing fee expense for these shares.

Information about our cash flows

	For The Year Ended
	March 31,	March 31,
	2012	2011
Cash provided by (used in):

Operating activities	$(1,585,215)	$(1,732,422)

Investing activities	$(16,002)	$(4,102)

Financing activities	$1,500,000	$1,931,250

For the year ended March 31, 2012, we reported a net loss of $6,149,343 which was offset by recording the fair value adjustment of the convertible notes for $3,169,350, derivative expense of $396,512, recording of $165,068 for compensatory stock and changes in accounts payable and accrued expenses for $642,836. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs.  Cash used by investing activities were attributed mainly to the purchase of a company vehicle.  Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings for proceeds of $1,325,000.

For the year ended March 31, 2011, we reported a net profit of $11,383,632 which was offset by recording the fair value adjustment of the convertible notes for $11,142,516, derivative income for $2,371,504 and recording of $195,000 for compensatory stock.  Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings to cover operating costs. Cash provided by investing activities increased due to the proceeds from the issuance of additional convertible debt financings for proceeds of $1,955,000.

Defaults for Short-Term Non-Convertible Loans for the Year Ended March 31, 2012:

At March 31, 2012, two short-term bridge notes for a total of $115,000 were past due.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the period ended March 31, 2012:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE TWELVE MONTHS ENDED MARCH 31, 2012

Original Note	Issue		Default	$ Amount	Interest	Default Interest	Accrued Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$ 600,000	October, 2007	3/31/2014	No	-	10%	15%	-
$ 312,000	January, 2008	3/31/2014	No	-	None-discount note	15%	-
$ 500,000	February, 2008	3/31/2014	No	-	10%	15%	-
$ 100,000	June, 2008	3/31/2014	No	-	10%	15%	-
$ 263,333	September, 2008	3/31/2014	No	-	None-discount note	15%	-
$ 60,833	December, 2008	3/31/2014	No	-	None-discount note	15%	-
$ 200,834	January, 2009	3/31/2014	No	-	15%	15%	-
$ 60,000	February, 2009	3/31/2014	No	-	15%	15%	-
$ 361,112	March, 2009	3/31/2014	No	-	12%	20%	-
$ 27,778	October, 2009	3/31/2014	No	-	12%	20%	-
$ 618,612	November, 2009	3/31/2014	No	-	12%	20%	-
$ 150,000	January, 2010	3/31/2014	No	-	12%	20%	-
$ 192,500	March, 2010	3/31/2014	No	-	12%	20%	-
$ 55,000	May, 2010	3/31/2014	No	-	10%	20%	-
$ 900,000	July, 2011	7/15/2012	No	-	10%	20%	-
$ 400,000	January, 2011	7/15/2012	No	-	10%	20%	-
$ 600,000	March, 2011	9/17/2012	No	-	10%	20%	-
$ 221,937	June, 2011	9/17/2012	No	-	10%	20%	-
$ 500,000	July, 2011	1/15/2013	No	-	10%	20%	-
$ 59,359	November, 2011	5/5/2012	No	-	5%	NONE	-
$ 1,000,000	February, 2012	8/22/2013	No	-	10%	20%	-
$ 172,211	March, 2012	3/31/2014	No	-	12%	20%	-
$ 7,355,509

SHORT-TERM BRIDGE LOANS

$ 60,000	April 14, 2008	Past due	Yes (a)	$60,000		15%	$25,883
$ 55,000	August 5, 2008	Past due	Yes (a)	$55,000		15%	$40,349
$ 115,000	Total amount past due			$115,000			$66,232

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

As of March 30, 2012, we had total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079, compared to a total shareholders’ deficit of $14,215,259 and a working capital deficit of $11,861,608 at March 31, 2011. Cash and cash equivalents were $132,120 as of March 31, 2012 as compared to $233,337 at March 31, 2011. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

To date, we have generated no material product revenues. Our operating losses have negatively impacted our liquidity, and we are continuing our efforts to develop new products, while focusing on increasing net sales.  However, changes may occur that would consume our existing capital at a faster rate than projected, including, among others, the progress of our research and development efforts and hiring of additional key employees.  If we continue to suffer losses from operations, our working capital may be insufficient to support our ability to expand our business operations as rapidly as we would deem necessary at any time, unless we are able to obtain additional financing. There can be no assurance that we will be able to obtain such financing on acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to pursue our business objectives and would be required to reduce our level of operations, including reducing infrastructure, promotions, personnel and other operating expenses. These events could adversely affect our business, results of operations and financial condition. If adequate funds are not available or if they are not available on acceptable terms, our ability to fund the growth of our operations, take advantage of opportunities, develop products or services or otherwise respond to competitive pressures, could be curtailed or significantly limited.   Any additional sources of financing will likely involve the sale of our equity securities, which will have a dilutive effect on our stockholders.  If we are unable to achieve profitability, the market value of our common stock will decline, and there would be a material adverse effect on our financial condition.

At March 31, 2012, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At March 31, 2012, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,005,539 in principal face value at March 31, 2012. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2014, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.  As of March 31, 2012, we have a total of $1,057,150 in outstanding notes payable that have a maturity date of July 15, 2012.  There is no guarantee that we will be able to obtain an extension, leading to an event of default.

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

The marketing efforts of our distributors are important for our success. If our brands prove to be less attractive to our existing distributors and/or if we fail to attract additional distributors and/or our distributors do not market and promote our products above the products of our competitors, our business, financial condition and results of operations could be adversely affected.

Inability to secure co-packers for our products could impair our operations and substantially reduce our financial results.

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement shall automatically renew for consecutive one (1) year periods (next renewal date of December 16, 2012) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of March 31, 2012, we had issued and outstanding options and warrants that may be exercised into 242,029,518 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, outstanding principal convertible notes totaling  $5,005,539 and accrued interest payable of $955,806 which together may be converted into 298,067,272 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 854,047,952 shares of common stock outstanding as of March 31, 2012 of which 848,758,899 shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,005,539 which may be converted into 250,276,933 shares of common stock and warrants that may be exercised into 213,900,441 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on April 27, 2012 approved the increase of our authorized shares from one billion to five billion shares which makes more shares available for issuance.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2012 and 2011 are contained on Pages F-1 to F-56 which follows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2012.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2012 that constituted material weaknesses, as described below.

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

Due to inadequate financing, the Company has not hired any outside experts to design additional internal controls over financial reporting or recommended a new board director that is a financial expert.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers as of March 31, 2012 are as follows. Our directors are elected at the annual meeting of our stockholders and serve until their successors are elected and qualified.

Name of Officer and Age		Position with the Company	Year Appointed
Roy Warren	56	Chairman, Chief Executive Officer and President	2007
Michael Edwards	52	Director	2007
H. John Buckman	66	Director	2007
Tommy Kee	63	Chief Financial Officer	2007 2010*

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a) during the most recent fiscal year, we report no late filings.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation since the employment date with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers, and unpaid amounts have been accrued and reflected as expense:

								Change in
								Pension Value
								Value &
							Non-equity	Nonqualified
			Earned			(e)	Incentive	Deferred	(g)
	Principal		Salary /		Stock	Option	Plan Comp.	Comp.	All Other
Name	Position	Year	Consulting $	Bonus $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
Roy Warren(f)	CEO	2012 (a)	$162,000	$-	$-	$-	$-	$-	$19,308	$181,308
Roy Warren (f)	CEO	2011 (b)	$295,077	$-	$-	$-	$-	$-	$19,577	$314,654

Tommy Kee (f)	CFO	2012 (c)	$84,000	$-	$-	$2,642	$-	$-	$12,042	$98,684
Tommy Kee (f)	CFO	2011 (d)	$143,500	$-	$-	$-	$-	$-	$12,344	$155,844

(a)  For the year ended March 31, 2012, Roy Warren, CEO, earned an annual base salary of $150,000.  Once the company has adequate capital, his salary will be increased back to his previous salary of $180,000.  The $162,000 amount reflects his salary of $150,000 and unpaid annual director’s fees of $12,000.

(b)  For the year ended March 31, 2011, Roy Warren, CEO, earned an annual base salary of $150,000.  His previous annual salary of $180,000 was reduced during July 2010 with the expectation to return back to this amount once adequate capital is available.  The $295,077 amount reflects his salary of $158,077, unpaid annual director’s fees of $12,000 and $125,000 for a conversion of previous years’ past due salary into 8,333,333 restricted shares of common stock.

(c)  For the year ended March 31, 2012, Tommy Kee, CFO, earned an annual base salary of $84,000. Once the company has adequate capital, his salary will be increased back to his previous salary of $150,000.  The $84,000 amount reflects his salary in which $24,100 was not paid.

(d)  For the year ended March 31, 2011, Tommy Kee, CFO, earned an annual base salary of $84,000. His previous annual salary of $150,000 was reduced during July, 2010 with the expectation to return back to this amount once adequate capital is available.  The $143,500 amount reflects his salary of $73,500 and $70,000 for a conversion of previous years’ past due salary into a total of 5,656,566 shares of common stock with 4,156,566 of the total being restricted shares.  These shares were returned back to the Company in the latter part of the 2011 calendar year.  For this return, the same number of stock options was issued at an exercise price of $.02. Out of the total earned amount for this fiscal year, he has not been paid $21,615.

(e)  This amount represents the aggregate grant date fair value that was computed in accordance with FASB Topic 718 for the grant of non-qualified stock options to the named executives.  These options were granted in December, 2012 and have an exercise price of $.02 and vest immediately with an expiration life of five (5) years.  The stock options were valued at $.000467 per stock option for Tommy Kee (5,656,566 stock options at $.000467 = $2,642).

(f)  Neither executive has an employment or a consulting agreement.  The Company intends to pay accrued but unpaid amounts either by conversions of certain past due amounts in the Company’s common stock and/or cash once the Company’s fundings and financial position will allow such payments.  Since the Company was not able to consistently make salary payments to these two named executives, the Company had to treat most of these payments as consulting fees.

(g)  All other compensation figures represent company paid medical insurance for the above named executives.

Outstanding Equity Awards at March 31, 2012

	Option Awards					Stock Awards
Equity
Incentive
Plan
								Equity	Awards:
								Incentive	Market
			Equity					Plan	or Payout
			Incentive					Awards:	Value of
			Plan				Market	Number	Unearned
			Plan Awards:			Number of	Value of	of Unearned	Shares,
	Number of	Number of	Number of			Shares or	Shares of	Shares, Units	Units or
	Securities	Securities	Securities			Units of	Units of	or Other	Other Rights
	Underlying	Underlying	Underlying			Stock That	Stock That	Rights That	That Have
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Not
	Options #	Options #	Unearned	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options #	Price $	Date	#	$	#	$
Roy Warren, CEO (a)	447,483	447,483	-	$1.00	3/31/2014	-	$-	-	$-
Tommy Kee, CFO (b)	5,725,442	5,725,442	-	$0.02	12/30/2016	-	$-	-	$-
Total	6,172,925	6,172,925	-			-	$-	-

(a) All 447,483 stock options were granted during March , 2009.
(b) Stock optioms were granted as follows: 68,876 options during March, 2009, and 5,656,566 stock options were granted In December, 2011.

Director Compensation Table

		(a)
		Fees				Nonqualified
		Earned or			Non-equity	Deferred
		Paid In	Stock	Option	Incentive	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	Plan Comp. $	Earnings $	Comp. $	Total $
H.John Buckman (b )	2012	$12,000	$-	$-	$-	$-	$-	$12,000
	2011	$12,000	$-	$-	$-	$-	$-	$12,000
Mike Edwards	2012	$12,000	$-	$-	$-	$-	$-	$12,000
	2011	$12,000	$-	$-	$-	$-	$-	$12,000

Roy G. Warren, CEO, is the Chairman of the Board of Directors. His director compensation is reported in the Summary Compensation Table.

(a)  Each above director is compensated $1,000 per month for their roles as directors; however, no cash payments have been made for the year ended March 31, 2012.  Roy G. Warren is the only non-independent director.  The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments.  Total past due director fees are $42,000 for H. John Buckman and $38,792 for Mike Edwards.

(b)  In addition to H. John Buckman being a Director, he also is an investor and debt holder of the Company whereas the Company issued him a note payable at face value of $55,000.  He also has a total of 5,500 Class A warrants at an exercise price of $1.00 with a life of five years.  He also received 11,000 shares of restricted stock that related to his note payable, 1,200 shares were issued to him in 2009 for his Director services and he received 150,000 shares of restricted stock in November 2009 for his efforts in a financing during that month (total of 162,200 restricted shares).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2012 as to:

●      each person known to beneficially own more than 5% of our issued and outstanding common stock
●      each of our directors
●      each executive officer
●      all directors and officers as a group

Except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

Beneficial Owners

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Alpha Capital Anstalt (3) Pradafant 7 9490 Furstentums Vaduz, Lichtenstein	106,040,111	9.99%
Common	Whalehaven Capital Fund Ltd. (3) 14 Par-La-Ville Road 3rd Floor Hamilton, Bermuda HM08	98,690,891	9.99%
Common	Roy Warren (4) 10415 Riverside Drive # 101 Palm Beach Gardens, Florida 33410	59,576,291	6.52%
Common	Schlomo & Rochel Rifkind (3) Givat Shoshanna 12/3 Tzfut Israel	58,704,749	6.43%

(1)    Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. .

(2)    Percentage calculated from base of 854,047,952 shares of common stock outstanding at March 31, 2012 plus shares subject to options, warrants or preferred stock currently exercisable or convertible within 60 days of March 31, 2012 that are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)    This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%.  Equity listed consists of convertible notes and/or warrants.

(4)    Equity listed consists of common stock, preferred stock and stock options to purchase common stock

Management Owners
Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (2)

Common	Roy Warren 10415 Riverside Dr. Palm Beach Gardens, FL	59,576,291	(3)	6.52%
Common	Tommy Kee 10415 Riverside Dr. Palm Beach Gardens, Fl.	5,726,192	(4)	Less than 1%
Common	H. John Buckman 174 Patterson Avenue Shrewsbury, N.J.	167,700	(5)	Less than 1%
Common	Mike Edwards 1615 S.E. Decker Avenue Stuart, Fl.	1,200	(6)	Less than 1%
Common	Executive officers and directors as a group	65,471,383		7.12%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of   March 31, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
Percentage calculated from base of 854,047,952 shares of common stock outstanding at March 31, 2012 plus shares subject to options, warrants or preferred stock currently exercisable or convertible within 60 days of March 31, 2012 that are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 3,996 shares of our common stock owned by household family members. Remaining amount relates  to 5,124,812 shares of common stock, 447,483 non-qualified stock options and 54,000,000 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)	Represents 5,725,442 non-qualified stock options and 750 shares of common stock

(5)	Includes 162,200 shares of common stock and 5,500 warrants

(6)	Represents 1,200 shares of common stock

Changes in Control

None

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Roy Warren’s daughter, Niki Fuller, is employed by the Company where she is in charge of all marketing functions of the Company. Her previous experience was with another similar brand development company, Bravo! Brands Inc., whereas she had worked in the marketing department.  Other than receiving compensation for her employment services and some stock options, she has no other direct or indirect material interest in the Company. She earned $30,600 and $25,330 for the fiscal years ended March 31, 2012 and March 31, 2011, respectively. She also has 26,500 stock options with an exercise price of $1.00 and an expiration date of March 31, 2014.

RPBGI LLC, our landlord, received 644,677 restricted shares of common stock back in March, 2009 for past due services. This company still owns all of these shares.

Weed & Co. LLP serves as our main outside legal counsel and holds a convertible note payable in the amount of $59,359. On May 29, 2012, they converted $50,000 of the above notes payable into 46,728,972 shares of common stock.

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

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2012 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $89,852. We have accrued expected audit fees for the year ended March 31, 2012 in the amount of $40,000.  Total audit fees for the previous year ended March 31, 2011 were $85,897.

Audit Related Fees

None.

Tax Fees

Due to losses and limited capital, no tax returns have been prepared. However, we have accrued tax preparation fees of approximately $10, 000 for future tax preparation services.

All Other Fees

SEC review comments - $1,819.

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and therefore the board considers and has approval authority over all engagements of the independent auditors.  All of the engagements resulting in the fees disclosed above for fiscal 2011-2012 were approved by the Chairman of the Board prior to the engagement.

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

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation		X
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c)	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Personal Services Agreement		X
(10)(69)	Promissory Notes		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(16) previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession No. 0001213900-11-003662)
(17) previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001313900-11-003757)
(18) previously filed with the Commission on August 22, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-004667)
(19) previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)
(20) previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(21) previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22) previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)

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

ATTITUDE DRINKS INCORPORATED
(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: July 13, 2012	By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated,

Signature	Title

/s/ Roy G. Warren	President and Chief Executive Officer
Roy G. Warren
Name

/s/ Tommy E. Kee	Chief Financial Officer and Principal Accounting Officer
Tommy E. Kee
Name

/s/ H. John Buckman	Director
H. John Buckman
Name

/s/ Mike Edwards	Director
Mike Edwards
Name

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated and Subsidiary
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheets of Attitude Drinks Incorporated and subsidiary as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2012 and March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2012 and 2011 and the results of their operations and cash flows for the years ended March 31, 2012 and March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meeks International, LLC

Tampa, Florida
July 9, 2012

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31, 2012	March 31, 2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$132,120	$233,337
Accounts receivable less allowance for doubtful accounts of $817 and $0 for March 31, 2012 and 2011, respectively	43,895	37,258
Inventories	258,496	80,195
Prepaid expenses	53,385	171,106
TOTAL CURRENT ASSETS	487,896	521,896

FIXED ASSETS, NET	24,653	27,930

OTHER ASSETS:
Trademarks, net	25,280	27,177
Deposits and other	20,996	20,996
TOTAL OTHER ASSETS	46,276	48,173

TOTAL ASSETS	$558,825	$597,999

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,685,120	$1,369,354
Accrued liabilities	4,165,800	3,497,215
Derivative liabilities	423,262	1,468,988
Short-term bridge loans payable	115,000	388,000
Convertible notes payable	2,726,657	5,533,537
Non-convertible notes payable	86,012	86,012
Deferred revenue	7,661	18,935
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	9,230,975	12,383,504

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	5,346,744	2,429,754

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at March 31, 2012 and March 31, 2011, respectively	9,000	9,000
Common stock, par value $0.001, 1,000,000,000 shares authorized
854,047,952 and 65,956,004 shares issued and outstanding at March
31, 2012 and March 31, 2011, respectively	854,048	65,956
Additional paid-in capital	13,634,608	8,076,992
Deficit accumulated	(28,516,550)	(22,367,207)
TOTAL STOCKHOLDERS' (DEFICIT)	(14,018,894)	(14,215,259)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$558,825	$597,999

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2012	2011

REVENUES:
Net revenues	$376,437	$50,360
Product and shipping costs	(318,737)	(51,959)
GROSS PROFIT	57,700	(1,599)

OPERATING EXPENSES:
Salaries, taxes and employee benefits	535,690	311,471
Marketing and promotion	461,272	265,358
Consulting fees	82,645	40,329
Professional and legal fees	228,799	260,951
Travel and entertainment	47,308	(427)
Product development costs	2,074	7,900
Stock compensation expense	165,068	195,000
Other operating expenses	374,902	468,441
Total Operating Expenses	1,897,758	1,549,023

LOSS FROM OPERATIONS	(1,840,058)	(1,550,622)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(396,512)	2,371,504
Loss on extinguishment of debt	-	(3,264)
Loss on asset abandonment	(14,345)	-
Interest and other financing costs	(3,898,428)	10,566,014
Total Other Income (Expense)	(4,309,285)	12,934,254

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(6,149,343)	11,383,632

Provision for income taxes	-	-

NET INCOME (LOSS)	$(6,149,343)	$11,383,632

Basic income (loss) per common share	$(0.03)	$0.66

Diluted income (loss) per common share	$(0.03)	$0.03

Weighted average common shares
outstanding - basic	225,250,685	17,302,251

Weighted average common shares
outstanding - diluted	225,250,685	355,511,621

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Preferred		Common		Additional	Stock
	Stock		Stock		Paid In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total

Balance, March 31, 2010	9,000,000	$9,000	4,306,437	$4,306	$5,959,687	$(59,400)	$(33,750,839)	$(27,837,246)

Issuance of common stock
for debt modification	-	-	112,000	112	2,490	-	-	2,602
Conversions of debt to
common stock	-	-	43,758,097	43,759	1,814,674	-	-	1,858,433
Issuance of common
stock for services	-	-	15,778,935	15,779	270,220	-	-	285,999
Finders' fees for financing	-	-	2,046,035	2,046	29,875	-	-	31,921
Stock subscription
receivable	-	-	-	-	-	59,400	-	59,400
Cancellation of shares	-	-	(45,500)	(46)	46	-	-	-
Net loss	-	-	-	-	-	-	11,383,632	11,383,632
Balance, March 31, 2011	9,000,000	$9,000	65,956,004	$65,956	$8,076,992	$-	$(22,367,207)	$(14,215,259)

Conversions of debt to
common stock	-	-	783,777,763	783,778	5,568,698	-	-	6,352,476
Issuance of common
stock for services	-	-	(685,815)	(686)	(31,915)	-	-	(32,601)
Issuance of stock options	-	-	-	-	12,656	-	-	12,656
Finders' fees for financing	-	-	5,000,000	5,000	8,177	-	-	13,177
Net loss	-	-	-	-	-	-	(6,149,343)	(6,149,343)
Balance, March 31, 2012	9,000,000	$9,000	854,047,952	$854,048	$13,634,608	$-	$(28,516,550)	$(14,018,894)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASHFLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$(6,149,343)	$11,383,632
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,831	10,431
Compensatory stock and warrants	165,068	195,000
Bad debt expense	817	-
Derivative expense/(income)	396,512	(2,371,504)
Fair value adjustment of convertible note	3,169,350	(11,142,516)
Stock subscription receivable	-	59,400
Loss on debt extinguishment	-	3,264
Amortization of debt discount	365,127	84,077
Loss on disposal of fixed assets	14,345	-
Changes in operating assets and liabilities:
Accounts receivable	(7,454)	(26,285)
Prepaid expenses and other assets	271	(12,802)
Inventories	(178,301)	(67,482)
Deferred revenue	(11,274)	18,935
Accounts payable and accrued liabilities	642,836	133,428
Net cash used in operating activities	(1,585,215)	(1,732,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(16,002)	(1,865)
Trademarks	-	(2,237)
Net cash used in investing activities	(16,002)	(4,102)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,325,000	1,955,000
Proceeds from short-term bridge loans payable	400,000	125,000
Repayment of notes	(225,000)	(148,750)
Net cash provided by financing activities	1,500,000	1,931,250

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(101,217)	194,726

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,337	38,611

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,120	$233,337

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$3,451	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Payment of financing fees with issuance of new notes payable	$15,000	$18,000
Payment of financing fees with common stock and warrants	$146,559	$122,892
Debt modifications through issuance of common stock	$-	$2,854

See  accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -	Organization and Nature of Business:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States.

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

The state of Delaware approved on April 4, 2010 the increase in our authorized shares of common stock from one hundred million (100,000,000) to one billion (1,000,000,000). On May 1, 2012, the state of Delaware approved the increase in our authorized shares of common stock from one billion (1,000,000,000) to five billion (5,000,000,000).

Note 2 -	Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $28,516,550 and negative cash flows from operations and has a significant working capital deficiency in the amount of $8,743,079 at March 31, 2012. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increase its sales, primarily by significantly increasing its sales force and partnering with new distributors as well as offering new products in the next twelve months.  The Company’s margins are expected to improve as a result of increased sales, expected economies of scales due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads.  However, the Company expects to be dependent on third party financing at least through the next twelve months.  There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability.  Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

(e)       Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market.  Further, the Company’s inventories are perishable.  The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis. The finished goods on consignment represent products shipped under a “pay on scan” model whereas the revenue is deferred until the customer sells through such products to the end consumer.  The components of inventories as of March 31, 2012 and March 31, 2011 are below:

	March 31, 2012	March 31, 2011

Finished goods	$252,413	$66,638
Finished goods on consignment	6,083	13,557
Total inventories	$258,496	$80,195

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

Note3-	Significant Accounting Policies (continued):

(g)      Intangible Assets:

The Company’s intangible assets, which are recorded at cost, consist primarily of trademarks.  These assets are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s intangible assets as of March 31, 2012 and March 31, 2011:

	March 31, 2012	March 31, 2011

Trademark costs	$31,570	$31,570
Less accumulated depreciation	(6,290)	(4,393)
Total Intangible Assets	$25,280	$27,177

Amortization expense amounted to $1,897 and $1,840 for the years ended March 31, 2012 and March 31, 2011, respectively. During the year ended March 31, 2009, we exchanged a convertible note payable (see note 6-f) for several trademarks.  These trademarks had a book value of $507,500; however we prepared an impairment analysis for the year ended March 31, 2010 as we estimated that the carrying amount of this asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use of these items. As such, we determined that the full value of $507,500 should be written off.

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

Note 3 -	Significant Accounting Policies (continued):

(i)       Financial Instruments:

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements, and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our October 23, 2007, January 8, 2008, January 27, 2009 and March 30, 2009, July 15, 2010, January 21, 2011, March 17, 2011, July 15, 2011 and February 22, 2012 financing arrangements provide a more meaningful presentation of that financial instrument.

(j)       Revenue Recognition:

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date. However, the Company has just entered into a sales agreement with Lone Star Distribution whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605, “Revenue Recognition” (“ASC 605”).  Certain of the products shipped are under a “pay on scan” model, and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer.  The amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheet as of March 31, 2012 and 2011 amounted to $7,661 and $18,935, respectively.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did not record slotting fees for the years ended March 31, 2012 and 2011, respectively. The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and are immaterial for the year ended March 31, 2012 and 2011.

Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $38,300 and $9,346 for the year ended March 31, 2012 and 2011, respectively.

(k)      Income Taxes:

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization. The Company's open tax years are from 2008 through 2011.

Note 3 -	Significant Accounting Policies (continued):

(k)       Income Taxes (continued):

There was no impact on our consolidated financial position, results of operations or cash flows for the year ended March 31, 2012 and 2011 and for the periods then ended, and we did not have any unrecognized tax benefits at March 31, 2012 and March 31, 2011.  Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  For the year ended March 31, 2012 and 2011, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

(l)       Loss Per Common Share:

Our basic income/(loss) per common share is computed by dividing income/(loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted income/(loss) per common share is computed similar to basic income/(loss) per common share except that diluted income/(loss) per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2012 and 2011, respectively, potential common shares arising from the our stock warrants, stock options and convertible debt and accrued interest payable amounted to 594,096,790 shares for 2012 and 425,538,843 shares for 2011 and were not included in the computation of diluted loss per share because their effect was anti-dilutive.

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

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

Note 4 -	Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2012 and 2011:

	2012	2011

Equipment	$19,669	$40,330
Furniture and fixtures	12,837	12,837
Leasehold improvements	3,954	3,954
Vehicle	13,481	-
Purchased software	827	1,022
	50,768	58,143
Less: accumulated depreciation	(26,115)	(30,213)
Total Fixed Assets	$24,653	$27,930

Depreciation expense aggregated $4,934 and $8,571 for the year ended March 31, 2012 and 2011, respectively. We changed to a new telephone system and wrote off the old telephone system for gross assets of $23,377 less accumulated depreciation of $9,032 for a net loss of $14,345 due to abandonment.

Note 5 -	Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2012 and 2011:

	2012	2011

Accrued payroll and related taxes	$2,111,853	$1,989,785
Accrued marketing program costs	580,000	580,000
Accrued professional fees	70,000	67,500
Accrued interest	1,037,044	596,243
Accrued board of directors' fees	134,792	98,792
Other expenses	232,111	164,895
Total Accrued Liabilities	$4,165,800	$3,497,215

Note 6 –	Convertible Notes Payable:

Convertible debt carrying values consist of the following:

Original		Fair Value Amounts
Issued		March 31,	March 31,
Face Value		2012	2011
$ 312,000	Convertible Note Financing, due March 31, 2014 (a)	$31,201	$117,166
$ 600,000	Convertible Note Financing, due March 31, 2014 (b)	-	471,064
$ 500,000	Convertible Note Financing, due March 31, 2014 (b)	569,774	1,016,841
$ 243,333	Convertible Note Financing, due March 31, 2014 (c)	292,000	292,000
$ 60,833	Convertible Note Financing, due March 31, 2014 (d)	60,833	60,833
$ 20,000	Convertible Note Financing, due March 31, 2014 (c)	20,000	20,000
$ 120,000	Convertible Note Financing, due March 31, 2014 (e)	74,932	250,609
$ 5,000	Convertible Note Financing, due March 31, 2014 (e)	11,964	12,664
$ 5,000	Convertible Note Financing, due March 31, 2014 (e)	-	10,442
$ 60,000	Convertible Note Financing, due March 31, 2014 (e)	92,394	124,787
$ 70,835	Convertible Note Financing, due March 31, 2014 (e)	109,689	147,931
$ 507,500	Convertible Note Financing, due March 31, 2014 (f)	529,393	806,117
$ 200,000	Convertible Note Financing, due March 31, 2014 (e)	79,372	210,155
$ 161,111	Convertible Note Financing, due March 31, 2014 (e)	72,736	356,974
$ 27,778	Convertible Note Financing, due March 31, 2014 (e)	23,894	46,251
$ 111,112	Convertible Note Financing, due March 31, 2014 (g)	229,636	204,980
$ 50,000	Convertible Note Financing, due March 31, 2014 (e)	26,122	195,592
$ 55,000	Convertible Note Financing, due March 31, 2014 (e)	322,408	238,331
$ 137,500	Convertible Note Financing, due March 31, 2014 (e)	404,494	595,829
$ 55,000	Convertible Note Financing, due March 31, 2014 (e)	322,408	238,331
$ 100,000	Convertible Note Financing, due March 31, 2014 (h)	38,829	134,638
$ 900,000	Convertible Note Financing, due July 15, 2012 (i)	568,135	741,019
$ 400,000	Convertible Note Financing, due July 15, 2012 (j)	415,335	670,891
$ 600,000	Convertible Note Financing, due September 17, 2012 (k)	722,663	999,846
$ 221,937	Convertible Note Financing, due September 17, 2012 (l)	132,508	-
$ 500,000	Convertible Note Financing, due January 15, 2013 (m)	828,664	-
$ 59,359	Convertible Note Financing, due May 5, 2012 (n)	59,359	-
$ 1,000,000	Convertible Note Financing due March 31, 2014 (o)	1,733,696	-
$ 172,211	Convertible Note Fiancing due March 31, 2014 (p)	300,962	-
	Total convertible notes payable	$8,073,401	$7,963,291

(a)	$312,000 convertible notes payable

On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.  To date, total conversions of $293,148 in principal face value have been converted into shares of common stock.

Note 6 –	Convertible Notes Payable (continued):

(a)	$312,000 convertible notes payable (continued)

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option of $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 6(h)
July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02
March 2012	Extend maturity date to March 31, 2014	New convertible notes (See Note 6 (p)

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

The January 2010 modification resulted in an extinguishment loss of $72,441. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants
$600,000 Face Value Convertible Note Financing	October 23, 2007	Converted	958,805	140,910
$$500,000 Face Value Convertible Note Financing	February 15, 2008	117,895,560	757,304	75,758
$$100,000 Face Value Convertible Note Financing	June 26, 2008	Converted	151,502	15,152
Total		117,895,560	1,867,611	231,820

Note 6 –	Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

The convertible promissory notes were initially convertible into common shares based on a fixed conversion price of $6.60, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 –Derivative Liabilities.

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

On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). To date, a total of $543,850 of the principal balance and $177,981 in accrued interest have been converted into shares of common stock, and a total of $301,608 of the principal balance was sold to other accredited investors, resulting in the outstanding principal amount of $354,542 at March 31, 2012.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing are illustrated in the following tables:

Note6–	Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

The original principal amounts of $600,000 from October, 2007 and $100,000 from June, 2008 out of the original total of $1,200,000 financing have been fully converted into shares of common stock and/or sold to other accredited investors.

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$0.020	$0.0048	$0.0305
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.94%
Credit-risk adjusted yield	7.19%	7.30%	-	-
Dividends	-	-	-	-

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 6(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note (h).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).The original face principal amount of $243,333 is still outstanding as no conversions have occurred.

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 6(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 6(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). The original principal amount of $60,833 is still outstanding as there have been no conversions.

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

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.   On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  To date, $336,535 of the principal balance and $85,266 of accrued interest were converted into shares of common stock, resulting in the outstanding principal balance of $610,689.

The following table provides the details of each of the financings:

	Outstanding			Shares	Shares
	Outstanding
Original	Face Balance at			indexed	indexed
Face Value	3/31/2012	Closing date	Maturity Date	to note	to warrants
$ 130,000	$65,000	January 27, 2009	March 31, 2014	21,666,667	120,000
70,835	70,835	January 27, 2009	March 31, 2014	23,611,333	-
60,000	60,000	February 17, 2009	March 31, 2014	20,000,000	60,000
200,000	100,000	March 30, 2009	March 31, 2014	33,333,333	416,667
161,111	80,556	July 15, 2009	March 31, 2014	26,852,000	335,649
27,778	27,778	October 1, 2009	March 31, 2014	9,259,333	-
50,000	25,000	January 28, 2010	March 31, 2014	8,333,333	104,167
55,000	55,000	February 19, 2010	March 31, 2014	18,333,333	104,167
137,500	71,520	March 26, 2010	March 31, 2014	23,839,940	286,459
55,000	55,000	May 13, 2010	March 31, 2014	18,333,333	114,584
$ 947,224	$610,689			203,562,605	1,541,693

Note 6 –	Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.
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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing are illustrated in the following tables:

Note 6 –	Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

Note 6 –	Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0012	$0.02	$0.00	$0.02
Conversion or strike price	$0.003	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.29	4.29
Risk-free rate	-	-	0.62%	1.938%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

(f)	$507,500 convertible note payble:

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

Note 6 –	Convertible Notes Payable (continued):

(f)	$507,500 convertible notes payable

of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  After the sale of $253,750 to other accredited investors, the current outstanding balance at March 31, 2012 is $253,750.

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

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). The full original amount of $111,112 is still outstanding.

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

Note 6 –	Convertible Notes Payable (continued):

(h)	$100,000 convertible notes payable (continued)

prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  To date, $50,000 of the principal balance and $13,450 of accrued interest were converted into shares of common stock, resulting in an outstanding balance at March 31, 2012 of $50,000.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	March	March
	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$0.02
Conversion or strike price	$0.003	$0.0154
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	7.19%	7.30%
Dividends	-	-

(i)	$900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015.

The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes

Note 6–	Convertible Notes Payable (continued):

(i)	$900,000 convertible notes payable (continued)

Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 8 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $145,978 to capture the accretion of the debt discount from inception. To date, $75,000 was converted into shares of common stock, resulting in an outstanding balance of $825,000 at March 31, 2012.

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

As noted throughout Note 6, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $173,576 in these assigned notes payable were converted into common shares of stock from inception through the year ended March 31, 2011.These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$0.02	$0.003	$0.02
Conversion or strike price	$0.00222	$0.0154	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	115.00%
Equivalent term (years)	-	-	3.29	4.54
Risk-free rate	-	-	0.62%	1.801%
	7.37%	7.30%	-	-
Dividends	-	-	-	-

(j)	$400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08.  On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full

Note 6 –	Convertible Notes Payable (continued):

(i)	$400,000 convertible notes payable (continued)

ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $108,646 to capture the accretion of the debt discount since inception.  Total conversions of the principal amount to date amounted to $177,505 which were converted into shares of common stock, resulting in the current outstanding balance of $222,495 at March 31, 2012.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$0.02	$0.003	$0.02
Conversion or strike price	$0.00222	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.81	4.81
Risk-free rate	-	-	0.76%	2.2%
Credit-risk adjusted yield	7.37%	7.3%	-	-
Dividends	-	-	-	-

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

Note 9 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $155,832 to capture the accretion of the debt discount through March 31, 2012.  Total conversions of the principal amount to date amounted to $332,887 which were converted into shares of common stock, resulting in an outstanding principal balance of $267,113 at March 31, 2012.

Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee as well as issued a convertible note for $18,000 for a 3% non-accountable allowance placement agent fee as this note contained the same conversion rights as the above convertible notes.  This particular note has been fully converted into shares of common stock.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$0.02	$0.003	$0.02
Conversion or strike price	$0.00222	$0.015	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	130.00%
Equivalent term (years)	-	-	3.96	4.96
Risk-free rate	-	-	0.80%	2.280%
Credit-risk adjusted yield	7.19%	7.3%	-	-
Dividends	-	-	-	-

(l)           $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor.   On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants as the conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9.

Note 6 –	Convertible Notes Payable (continued):

(l)	$221,937 convertible notes payable (continued)

Derivative Liabilities. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.  We recorded $1,940 to capture the accretion of the debt discount through March 31, 2012. Total conversions of the principal amount to date amounted to $134,349 leaving a remaining outstanding principal face amount of $87,588.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 for this financing is illustrated in the following table:

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$-	$0.003	$-
Conversion or strike price	$0.003	$-	$0.02	$-
Volatility (based upon Peer Group)	--	--	120.00%	--
Equivalent term (years)	--	--	4.25	--
Risk-free rate	--	--	0.88%	--
Credit-risk adjusted yield	7.19%	--	--	--
Dividends	--	--	--	--

(m)           $500,000 convertible notes payable

On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee in the amount of $15,000.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 8 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $33,662 to capture the accretion of the debt discount through March 31, 2012. There have been no conversions of this debt.

Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

Note 6 –	Convertible Notes Payable (continued):

(m)	$500,000 convertible notes payable (continued)

$500,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$-	$0.003	$-
Conversion or strike price	$0.00222	$-	$0.02	$-
Volatility (based upon Peer Group)	--	--	110.00%	--
Equivalent term (years)	--	--	4.29	--
Risk-free rate	--	--	0.89%	--
Credit-risk adjusted yield	7.19%	--	--	--
Dividends	--	--	--	--

(n)           $59,359 convertible notes payable

On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.  There have been no conversions of this debt.

(o)           $1,000,000 convertible notes payable

On February 22, 2012, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of March 31, 2014 in which we did sell $1,000,000.  We issued 50,000,000 Class A stock purchase warrants at an exercise price of $.02 with an expiration date of February 21, 2017.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 8 – Derivative Liabilities. At inception, we allocated $44,735 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $1,000,000 financing using the relative fair value method. We recorded $3,148 to capture the accretion of the debt discount through March 31, 2012. There have been no conversions of this debt.

Total financing costs paid from this financing amounted to $160,000. In addition, we applied three previous bridge loans for a total of $175,000 into this new financing, paid $103,451 for two other previous  bridge loans including interest, resulting in a net amount of $561,549 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 and March 31, 2011 for this financing is illustrated in the following table:

Note 6 –	Convertible Notes Payable (continued):

(o)	$1,000,000 convertible notes payable (continued)

$1,000,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	March	March	March	March
	31, 2012	31, 2011	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$-	$0.003	$-
Conversion or strike price	$0.00222	$-	$0.02	$-
Volatility (based upon Peer Group)	--	--	110.00%	--
Equivalent term (years)	--	--	4.9	--
Risk-free rate	--	--	1.06%	--
Credit-risk adjusted yield	7.19%	--	--	--
Dividends	--	--	--	--

(p)           $172,211 convertible notes payable

On March 31, 2012, we entered into an Extension Agreement with note holders who have existing convertible notes in the total outstanding amount of $172,211 with a due date of March 31, 2012 to extend the maturity date of these notes to March 31, 2014.  As consideration of the extension of the maturity date of these notes, we issued to each note holder a new convertible note with an interest rate of twelve percent (12%) in the principal amount representing ten percent (10%) of the principal amount owed to each note holder.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of March 31, 2012 for this financing is illustrated in the following table:

$172,211 Convertible Promissory Note Financing	Hybrid Note
	March	March
	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.003	$-
Conversion or strike price	$0.00222	$-
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	7.19%	--
Dividends	--	--

Note 7 –	Short Term Bridge Loans:

April 2, 2008 financing:

(a) On June 30, 2011, another accredited investor entered into a Debt Exchange Agreement with the original holder of this short-term bridge loan with principal balance of $120,000 plus accrued interest of $53,951 along with the May 19, 2008 bridge loan with principal balance of $33,000 plus accrued interest of $14,986 (see below in the May 19, 2008 financing section) for a total of $221,937 (see Note 6 (l)). The new debt holder desired to exchange the two original bridge loans into the issuance of a long term convertible note with a maturity date of September 17, 2012 and an interest rate of 10%.  As part of this agreement, the Company

Note 7 –	Short Term Bridge Loans: (continued)

April 9, 2008 financing (continued) :

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

April 9, 2008 financing

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

On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of March 31, 2012, this April 14, 2008 note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000 warrants granted on January 27, 2009 have expired. The exercise price of the 6,000 warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

May 19, 2008 financing:

(d) On June 30, 2011, another accredited investor entered into a Debt Exchange Agreement with the original holder of this short-term bridge loan with principal balance of $33,000 plus accrued interest of $14,986 along with the April 2, 2008 bridge loan with principal balance of $120,000 plus accrued interest of $53,951 (see above in the April 2, 2008 financing section) for a total of $221,937 (see Note 6 (l)). The new debt holder exchanged the two original bridge loans for a long term convertible note with a maturity date of September 17, 2012 and an interest rate of 10%.  As part of this agreement, the Company issued the new debt holder a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 per share with a life

Note 7 –	Short Term Bridge Loans: (continued)

May 19, 2008 financing (continued) :

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500 shares of our common stock and 5,500 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of $2,112 in accordance with the FASB Accounting Standards Codification. As of March 31, 2012, this note was considered in default for non-payment.  The Company is negotiating with the debt holder to extend the due date of the note.

The exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of March 31, 2012 and March 31, 2011 for warrants which are required to be recorded at fair value each reporting period:

	January 27, 2009
	Extension Warrants
	March	March
	31, 2012	31, 2011
Estimated fair value of underlying common share	$0.0015	$0.02
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	115.00%	145.00%
Equivalent term (years)	1.83	2.83
Risk-free rate	0.33%	1.20%
Dividends	--	--

Note 8 –	Notes Payable (non-convertible):

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments for the year ended March 31, 2012, we anticipate making those payments in 2012.

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

On October 7, 2011, we entered into two promissory notes of $75,000 each for a total of $150,000 with two accredited investors.  These notes were subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the process of the next funding by the Company.  One of the $75,000 notes was paid through the proceeds of the February, 2012 financing, and the other $75,000 note was transferred as a new convertible note for the same amount in the February, 2012 financing.

On December 1, 2011, we entered into two promissory note of $25,000 each for a total of $50,000 with two accredited investors.  We received the second $25,000 on December 20, 2011.  These notes were subject to an interest rate of ten percent (10%) and are due the sooner of (i) January 30, 2012 or (ii) from the proceeds of the next funding by the Company. One of the $25,000 notes was paid through the proceeds of the February, 2012 financing, and the other $25,000 note was transferred as a new convertible note for  the same amount  in the February, 2012 financing.

On December 28, 2011, we entered into a note in the principal amount of $100,000, purchase price of $75,000 with an accredited investor.  The note is due on the second anniversary date of December 28, 2013. The Company’s CEO, Roy Warren, signed a personal guarantee for this payment.  This note was transferred as a convertible note as part of the February, 2012 financing.

Note 9 –	Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2012 and 2011:

Financing arrangement giving rise to		March	March
derivated financial instruments		31, 2012	31, 2011
$600,000	Face Value Convertible Note Financing	$3,913	$22,250
$500,000	Face Value Convertible Note Financing	2,964	16,855
$100,000	Face Value Convertible Note Financing	593	3,372
$120,000	Face Value Short Term Bridge Loan Financing	12	113
$120,000	Face Value Short Term Bridge Loan Financing	12	113
$60,000	Face Value Short Term Bridge Loan Financing	6	56
$33,000	Face Value Short Term Bridge Loan Financing	3	31
$55,000	Face Value Short Term Bridge Loan Financing	-	6
$120,000	Face Value Convertible Note Financing	241	1,427
$60,000	Face Value Convertible Note Financing	121	714
$200,000	Face Value Convertible Note Financing	837	4,956
$161,111	Face Value Convertible Note Financing	674	3,992
$50,000	Face Value Convertible Note Financing	209	1,239
$55,000	Face Value Convertible Note Financing	209	1,239
$137,500	Face Value Convertible Note Financing	575	3,407
$55,000	Face Value Convertible Note Financing	230	1,363
$900,000	Face Value Convertible Note Financing	113,810	673,958
$400,000	$Face Value Convertible Note Financing	31,102	188,173
$600,000	Face Value Convertible Note Financing	89,678	545,724
$221,937	Face Value Convertible Note Financing	44,502	-
$500,000	Face Value Convertible Note Financing	57,528	-
$1,000,000	Face Value Convertible Note Financing	76,043	-

	Total derivative liabilities	$423,262	$1,468,988

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

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6b).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (see Note 11).

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

RPBGI LLC, our landlord, received 644,677 restricted shares of common stock back in March, 2009 for past due services. This company still owns all of these shares.

Weed & Co. LLP serves as our main outside legal counsel and holds a convertible note payable in the amount of $59,359.  On May 29, 2012, they converted $50,000 of the above note payable into 46,728,972 shares of common stock.

Note 11 –	Stockholders’ Deficit

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

Note 11 –	Stockholders’ Deficit (continued):

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

(b) Common Stock Warrants

As of March 31, 2012, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.02
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	$0.02
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	$10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	$0.02
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	$15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	$10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	$10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	$0.02
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	$0.02
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	$0.02
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	$0.02
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	$0.02
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	$0.02
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	$0.02
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	$0.02
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	$0.02
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	$0.02
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	$0.05
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	$0.02
March, 2011 Financing	3/17/2011	3/16/2016	37,423,842	$0.02
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2016	3,973,510	$0.02
June, 2011 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	$0.02
July, 2011 Financing	7/15/2011	7/14/2016	25,000,000	$0.02
July, 2011 Financing Finder's Fees	7/15/2011	7/14/2016	2,500,000	$0.02
February, 2012 Financing	2/22/2012	2/21/2017	50,000,000	$0.02

Total issued Class A warrants			213,657,373

Note 11 –	Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (a):

October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convert8ible Note Financing	15,152

Total unissued Class B Warrants	243,068

Total Warrants	213,900,441

(a) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $15.00.

		Average
	Shares	Price

Activity for our common stock warrants is presented below:

Total warrants outstanding March 31, 2010	3,704,840	$1.60

New warrants granted	130,283,548	0.02
Additional warrants due to modification letters to extend due dates	8,995	0.05
Cashless exercise of warrants	(17,526,942)	(0.02)

Total warrants outstanding March 31, 2011	116,470,441	0.06

New warrants granted	97,500,000	0.02
Warrants that expired	(70,000)	-

Total warrants outstanding March 31, 2012	213,900,441	$0.04

Cashless exercises of 17,526,942 warrants were made for the fiscal year ended March 31, 2011. No warrants were exercised for the fiscal year ended March 31, 2012.

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock:

At March 31, 2012, we had issued and outstanding 854,047,952 shares of common stock of which 5,125,562 shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Issued for the Year Ended March 31, 2012:

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

On November 10, 2011, we issued 5,600,000 shares of common stock pursuant to conversion of original October, 2007 convertible notes (later assigned to a new debt holder in July, 2010) for two conversions totaling $6,748 at a conversion price of $.001205.

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

On November 28, 2011, we issued 3,309,051 shares of common stock pursuant to conversion of March, 2011 convertible notes for two conversions totaling $4,194 at a conversion price of $.001268.

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

On February 10, 2012, we issued 3,359,033 shares of common stock pursuant to a conversion of January 2008 convertible notes for $2,919 at a conversion price of $.000869.

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

On February 15, 2012, we issued 12,500,000 shares of common stock pursuant to a conversion of January, 2009 convertible notes for $12,500 at a conversion price of $.001.

On February 14, 2012, we issued 12,000,000 shares of common stock pursuant to a conversion of October 2007 convertible notes for $10,428 at a conversion price of $.000869.

On February 16, 2012, we issued 1,600,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $10,428 at a conversion price of $.002923.

On February 17, 2012, we issued 3,000,000 shares of common stock pursuant to two conversions of March, 2011 convertible notes totaling $8,768 at a conversion price of $.002923.

On February 17, 2012, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,923 at a conversion price of $.002923.

On February 17, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $10,428 at a conversion price of $.002923.

On February 21, 2012, we issued 13,000,000 shares of common stock pursuant to a conversion of October 2007 convertible notes for $30,576at a conversion price of $.002352.

On February 21, 2012, we issued 12,755,102 shares of common stock pursuant to a conversion of January, 2009 convertible notes for $30,000 at a conversion price of $.002352.

On February 21, 2012, we issued 8,939,822 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $26,131 at a conversion price of $.002923.

On February 21, 2012, we issued 9,600,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $28,061 at a conversion price of $.002923.

 On February 21, 2012, we issued 5,460,178 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $9,873 and accrued interest for $6,087 at a conversion price of $.002923.

On February 22, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $9,000 at a conversion price of $.003.

On February 22, 2012, we issued 1,813,317 shares of common stock pursuant to two conversions of March, 2011 convertible notes totaling 5,440 at a conversion price of $.003.

On February 22, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for 1,939 and accrued interest for $7,061 at a conversion price of $.003.

On February 22, 2012, we issued 5,000,000 shares of common stock as a finder’s fee for the February, 2012 financing. This amount represents 10% of the total 50,000,000 warrants that were issued in connection with this financing. We recorded $13,177 in financing fees expense for these shares.

On February 23, 2012, we issued 14,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $43,400 at a conversion price of $.0031.

On February 24, 2012, we issued 13,797,419 shares of common stock pursuant to a conversion of January, 2009 convertible notes for $22,500 and accrued interest for 20,272 at a conversion price of $.0031.

On February 27, 2012, we issued 13,054,175 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $39,554 at a conversion price of $.00303.

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

On February 28, 2012, we issued 1,458,139 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $4,418 at a conversion price of $.00303.

On February 28, 2012, we issued 9,000,000 shares of common stock pursuant to a conversion of July 2010 convertible notes for $27,270 at a conversion price of $.00303.

On February 29, 2012, we issued 1,005,600 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,017 at a conversion price of $.003.

On March 1, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $15,700 at a conversion price of $.00314.

On March 1, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $15,700 at a conversion price of $.00314.

On March 1, 2012, we issued 1,000,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $3,140 at a conversion price of $.00314.

On March 2, 2012, we issued 18,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $56,106 at a conversion price of $.003117.

On March 2, 2012, we issued 1,500,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $5,070 at a conversion price of $.00338.

On March 2, 2012, we issued 6,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $20,280 at a conversion price of $.00338.

On March 2, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $23,660 at a conversion price of $.00338.

On March 2, 2012, we issued 20,476,742 shares of common stock pursuant to a conversion of December, 2009 convertible notes for $50,000 and accrued interest for $13,450 at a conversion price of $.0031.

On March 6, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $22,176 at a conversion price of $.003168.

On March 6, 2012, we issued 3,419,737 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $11,559 at a conversion price of $.00338.

On March 6, 2012, we issued 1,857,263 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $3,462 and accrued interest for $2,816 at a conversion price of $.00338.

On March 12, 2012, we issued 35,000,000 shares of common stock pursuant to a conversion of October, 2007 convertible notes for $3,125 and $105,970 accrued interest at a conversion price of $.003117.

On March 13, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $9,510 at a conversion price of $.00317.

On March 13, 2012, we issued 706,463 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $2,239 at a conversion price of $.00317.

On March 13, 2012, we issued 7,000,000 shares of common stock pursuant to two conversions of July, 2010 convertible notes totaling $22,190 at a conversion price of $.00317.

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

On March 16, 2012, we issued 4,856,750 shares of common stock pursuant to two conversions of January. 2011 convertible notes totaling $14,085 at a conversion price of $.0029.

On March 19, 2012, we issued 25,862,069 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $75,000 at a conversion price of $.0029.

On March 21, 2012, we issued 6,500,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $18,850 at a conversion price of $.0029.

On March 21, 2012, we issued 1,652,480 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $4,792 at a conversion price of $.0029.

On March 21, 2012, we issued 7,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $20,300 at a conversion price of $.0029.

On March 23, 2012, we issued 10,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $28,850at a conversion price of $.002885.

On March 27, 2012, we issued 2,500,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $5,793 at a conversion price of $.002317.

On March 27, 2012, we issued 600,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $1,390 at a conversion price of $.002317.

On March 27, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $6,951 at a conversion price of $.002317.

On March 28, 2012, we issued 3,523,979 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $7,823 at a conversion price of $.00222.

On March 29, 2012, we issued 1,400,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $1,609 and accrued interest for $1,499 at a conversion price of $.00222.

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

Note 11 –	Stockholders’ Deficit (continued):

(c) Common Stock (continued):

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

(d) Compensation and Incentive Plan:

On October 31, 2007, management approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 50,000 shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude.  These shares were included in a Form S-8 that was filed with the Securities Exchange Commission on May 16, 2008 to register the underlying shares. We have issued 49,877 shares from this plan leaving an available 124 shares to be issued in the future.

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

Note 11 –	Stockholders’ Deficit (continued):

(d) Compensation and Incentive Plan (continued):

Although our Board of Directors approved the creation of the March, 2009 Stock Option, Compensation and Incentive Plan in which 1,000,000 shares of our $.001 par value common stock will be reserved for future issuance under this plan, the plan was not filed with the Securities Exchange Commission. As such, any issuance will be subject to restrictions and Rule 144 holding periods. During March 30, 2009, we issued 884,569 non-qualified stock options at the exercise price of $1.00 to employees and certain consultants.  The stock options vest immediately and will expire in five (5) years on March 31, 2014. No other employee stock options have been granted prior to this transaction. We recorded the full compensation cost of $159,348 for these employee stock options in March, 2009.  None of these stock options have been exercised.

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

On May 25, 2010, a registration that covers the offering of an aggregated 3,750,000 shares of the Company’s common stock was approved by the Company’s Board of Directors.  As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted.  During the fiscal year ended March 31, 2011, we issued 3,288,889 shares of common stock for a total of $161,000 for past due professional services and payroll in which 1,500,000 shares were returned back to the plan,  leaving an available 1,961,111 shares to be issued in the future

On December 21, 2011, the Company’s Board of Directors approved the issuance of 27,102,009 non-qualified stock options to certain employees for the return of previously issued shares of common stock that were issued for payment of past due expenses to be effective at December 31, 2011.  The stock options have an exercise price of $.02, full vesting rights and a life of five years.  The Board of Directors intends to approve a registration to cover an offering to include these stock options once the increase in authorized shares has been approved, (increase approved May 1, 2012).  We recognized the full compensation expense of $12,656 at December 31, 2011 by using the Black-Scholes valuation model (27,102,009 x $.000467).

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

Year Ended   3/31/09

	17,500 options	884,569 options
Expected Term (in years)	3.33	5
Risk-free rate	3.23%	1.72%
Volatility (based on peer group)	107%	78.02%
Dividends	-	-

Year Ended   3/31/10

	50,000 options	75,000 options
Expected Term (in years)	5	5
Risk-free rate	2.42%	2.42%
Volatility (based on peer group)	103%	103%
Dividends	-	-

Note 11 –	Stockholders’ Deficit (continued):

(d) Compensation and Incentive Plan (continued):

Year Ended   3/31/12

27,102,009 options
Expected Term (in years)	5
Risk-free rate	.83%
Volatility (based on peer group)	115%
Dividends	-

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

A summary of option activity under these stock option plans for the year ended March 31, 2012 is presented below:

Weighted-Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/10	1,027,068	$1.20	4.11	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at 3/31/11	1,027,068	$1.20	3.11	-
Granted	27,102,009	$0.02
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at 3/31/12	28,129,077	$0.06	4.66	-

Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2012.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

Note 12 –	Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2012 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of  March 31, 2012 and 2011 are as follows:

	2012	2011
Net operating loss carryforwards	$4,805,496	$4,012,749
Compensatory stock and warrants	56,123	66,300
Accrued expenses that are deductible in future periods	26,630	26,820
Depreciation method differences	1,623	96
	4,889,872	4,105,965
Valuation allowances	(4,889,872)	(4,105,965)

Net deferred tax assets	$-	$-

As of March 31, 2012 the Company has a net tax operating loss of $14,134,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2012 and 2011:

	2012	2011
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal deficit	2.31%	-1.03%
Fair value adjustment of convertible debt	51.54%	97.88%
Non-deductible derivative loss	6.45%	20.83%
Loss on extinguishment of debt	0.00%	-0.03%
Non-deductible travel expenses	0.07%	-0.02%
Benefit at the Company's effective rate	-26.37%	-83.63%
Less valuation allowance effective tax rate	0.00%	0.00%

Note 13 –	Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,340 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,020 and excluding variable common area maintenance charges, as of March 31, 2012, are as follows:

Years ending March 31,	Amount

2013	$103,422
2014	17,348

$120,770

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2012 was $130,587.  We plan to enter into a first amendment of the lease  in late July 2012 to reduce the size of the premises by 2,750 square feet to from 5,561 square feet to 2,811 square feet.

Note 13 –	Commitments and Contingencies (continued):

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount. Current outstanding balance due is $2,438.  No other payments have been paid.

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,000 plus interest since January 16, 2012.  The $15,000 was already recorded in our records.  We expect to resolve this matter as soon as practical.

Note 14 –	Subsequent Events

On April 3, 2012, we issued 6,000,000 shares of common stock pursuant to two conversions of January, 2011 convertible notes totaling $10,443 and $2,877 accrued interest at a conversion price of $.00222.

On April 4, 2012, we issued 663,800 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $1,444 at a conversion price of $.002175.

On April 5, 2012, we issued 62,332 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $132 at a conversion price of $.002123.

On April 5, 2012, we issued 2,843,146 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $873 and accrued interest for $5,163 at a conversion price of $.002123.

On April 10, 2012, we issued 23,809,524 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $50,000 at a conversion price of $.0021.

On April 10, 2012, we issued 3,225,000 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $6,702 at a conversion price of $.002078.

On April 10, 2012, we issued 3,225,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $6,702 at a conversion price of $.002078.

Note 14 –	Subsequent Events (continued)

On April 11, 2012, we issued 3,250,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $6,347 at a conversion price of $.001953.

On April 16, 2012, we issued 1,900,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $3,178 at a conversion price of $.0016725.

On April 26, 2012, we issued 5,800,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $7.076 at a conversion price of $.00122.

On April 27, 2012, we held a Special Meeti8ng of Stockholders for increasing the authorized shares from one billion to five billion common shares.  The shareholders voted in favor by 52.6% of the voting power to approve the increase to five billion authorized shares.

On May 1, 2012, the State of Delaware filed the Certificate of Amendment to Certificate of Incorporation to increase the authorized shares of the common stock from one billion (1,000,000,000) to five billion (5,000,000,000) shares.

On May 15, 2012, we issued 2,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $2,536 at a conversion price of $.001268.

On May 17, 2012, we issued 6,500,000 shares of common stock pursuant to a conversion of accrued interest for July, 2010 convertible notes for $8,242 at a conversion price of $.001268.

On May 17, 2012, we issued 60,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $76,140 at a conversion price of $.001269.

On May 17, 2012, we issued 44,970,414 shares of common stock pursuant to a conversion of accrued interest for July, 2010 convertible notes for $57,000 at a conversion price of $.0012675.

On May 25, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,285 at a conversion price of $.001095.

On May 29, 2012, we issued 46,728,972 shares of common stock pursuant to a conversion of November, 2011convertible notes for $50,000 at a conversion price of $.00107.

On May 31, 2012, we issued 2,500,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $2,588 at a conversion price of $.001035.

On May 25, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,285 at a conversion price of $.001095.

On June 4, 2012, we issued 363,056 shares of common stock pursuant to a cashless exercise of 1,000,000 warrants from the March, 2011 financing.

On June 5, 2012, we issued 5,100,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $4,549 and accrued interest of $806 at a conversion price of $.00105.

On June 11, 2012, we issued 4,900,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $5,145 at a conversion price of $.00105.

On June 19, 2012, we issued 40,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $40,000 at a conversion price of $.001.

On June 23, 2012, we issued 6,900,000 shares of common stock pursuant to a conversion of July, 2011 note of accrued interest for $8,211 at a conversion price of $.00119.

Note 14 –	Subsequent Events (continued)

On June 25, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $4,000 at a conversion price of $.001067.

On June 14 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012.

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.