Form 10-Q
period 2012-06-30
Attitude Drinks Inc.
filed 2012-08-28
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10415 Riverside Drive, #102, Palm Beach Gardens, Florida 33410 USA
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 1,223,739,196 shares issued and outstanding as of August 28, 2012.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

PAGE #

PART I	FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 2.	Unregistered Sales of Equity and Use of Proceeds	58

Item 3.	Defaults upon Senior Securities	58

Item 4.	Removed and Reserved

Item 5.	Other Information	58
.
Item 6.	Exhibits	59

SIGNATURES	62

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$55,235	$132,120
Accounts receivable less allowance for doubtful acctounts of $817 and $817
for June 30, 2012 and March 31, 2012, respectively	53,950	43,895
Inventories	165,952	258,496
Prepaid expenses	39,843	53,385
TOTAL CURRENT ASSETS	314,980	487,896

FIXED ASSETS, NET	23,194	24,653

OTHER ASSETS:
Trademarks, net	24,806	25,280
Deposits and other	20,996	20,996
TOTAL OTHER ASSETS	45,802	46,276

TOTAL ASSETS	$383,976	$558,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,689,801	$1,685,120
Accrued liabilities	4,366,895	4,165,800
Derivative liabilities	145,982	423,262
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	1,798,231	2,726,657
Non-convertible notes payable	296,012	86,012
Deferred revenue	817	7,661
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	8,434,201	9,230,975

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	4,864,516	5,346,744

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at June 30, 2012 and March 31, 2012, respectively	9,000	9,000
Common stock, par value $0.001, 5,000,000,000 and 1,000,000,000 shares authorized and
1,132,789,196 and 854,047,952 shares issued and outstanding at June
30, 2012 and March 31, 2012, respectively	1,132,789	854,048
Additional paid-in capital	14,177,474	13,634,608
Deficit accumulated	(28,234,004)	(28,516,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,914,741)	(14,018,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$383,976	$558,825

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three
	Months	Months
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$110,234	$56,957
Product and shipping costs	(91,873)	(53,805)
GROSS PROFIT	18,361	3,152

OPERATING EXPENSES:
Salaries, taxes and employee benefits	197,988	136,505
Marketing and promotion	187,176	122,506
Consulting fees	111	26,986
Professional and legal fees	16,057	79,659
Travel and entertainment	19,284	16,387
Stock compensation expense	504	-
Other operating expenses	109,909	153,866
Total Operating Expenses	531,029	535,909

LOSS FROM OPERATIONS	(512,668)	(532,757)

OTHER INCOME (EXPENSE):
Derivative income (expense)	265,880	600,389
Interest and other financing costs	529,334	535,888
Total Other Income (Expense)	795,214	1,136,277

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	282,546	603,520

Provision for income taxes	-	-

NET INCOME (LOSS)	$282,546	$603,520

Basic income (loss) per common share	$-	$0.01

Diluted income (loss) per common share	$-	$-

Weighted average common shares
outstanding - basic	983,358,263	88,020,841

Weighted average common shares
outstanding - diluted	1,219,578,146	318,600,888

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2012	2011
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$282,546	$603,520
Adjustment to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	1,933	1,707
Compensatory stock and warrants	504	358,648
Bad debt expense	-	6,314
Derivative expense/(income)	(265,880)	(600,389)
Fair value adjustment of convertible note	(675,447)	(534,930)
Amortization of debt discount	100,696	81,143
Changes in operating assets and liabilities:
Accounts receivable	(10,055)	(12,411)
Prepaid expenses and other assets	13,542	48,963
Inventories	92,544	58,528
Deferred revenue	(6,844)	(3,647)
Accounts payable and accrued liabilities	189,576	(343,688)
Net cash used in operating activities	(276,885)	(336,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,694)
Net cash used in investing activities	-	(1,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term bridge loans payable	200,000	125,000
Net cash provided by financing activities	200,000	125,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(76,885)	(212,936)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,120	233,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,235	$20,401

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2012

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

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated.  Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 10415 Riverside Drive, Suite 102, Palm Beach Gardens, Florida 33410.  The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB:ATTD) began trading June 2008.

The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2012 and 2011 and the results of its operations and cash flows for the three month periods ended June 30, 2012 and 2011.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2012, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three month period ended June 30, 2012, a working capital deficit of $8,119,221 as of June 30, 2012 and has incurred losses to date resulting in an accumulated deficit of $28,234,004, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	June 30, 2012	March 31, 2012
	(unaudited)

Finished goods	$165,387	$252,413
Finished goods on consignment	565	6,083

Total inventories	$165,952	$258,496

(d)           Prepaid expenses:

Prepaid expenses of $39,843 consist mainly for retainers for legal fees, prepaid insurance and prepaid promotional coupon costs.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the three months ended June 30, 2012 was $474.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes arising from our various financing arrangements provide a more meaningful presentation of those financial instruments.

(g)           Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted  (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2012, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 581,728,812 shares were included in the computation of diluted income per share.

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

Note 2. Accrued Liabilities:

Accrued liabilities consist of the following:
	June 30, 2012	March 31, 2012
	(unaudited)
Accrued payroll and related taxes	$2,176,566	$2,111,853
Accrued marketing program costs	580,000	580,000
Accrued professional fees	55,250	70,000
Accrued interest	1,098,136	1,037,044
Accrued board of directors' fees	143,792	134,792
Other expenses	313,151	232,111

Total	$4,366,895	$4,165,800

Note 3. Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	June 30, 2012	March 31, 2012
	(Unaudited)

April 14, 2008 (a)	60,000	60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

April 14, 2008 financing:

(a)  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares.  We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification.

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

The modifications resulted in a loss on extinguishment of debt of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of March 31, 2012, this April 14, 2008 note was considered in default for non-payment. The Company is negotiating with the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000 warrants granted on January 27, 2009 have expired. The exercise price of the 6,000 warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

August 5, 2008 financing:

(b) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 5,000 shares of our common stock at an exercise price of $15.00, representing an aggregate 10,000 shares as the exercise dates for these warrants have now expired.  The due date of the loan was extended to December 15, 2008 with 5,500 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest.  There were no incremental penalties for the event of default; however the notes were recorded at face value. Remedies for an event of default are acceleration of principal and interest.

Note 3. Short-term Bridge Loans (continued):

August 5, 2008 financing (continued):

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500 shares of our common stock and 5,500 shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of debt of $2,112 in accordance with the FASB Accounting Standards Codification. As of June 30, 2012, this note was considered in default for non-payment.  The Company is negotiating with the debt holder to extend the due date of the note.

The exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Information and significant assumptions as of June 30, 2012 and March 31, 2012 for warrants which are required to be recorded at fair value each reporting period:

	January 27, 2009
	Extension Warrants
	June	March
	30, 2012	31, 2012
	(unaudited)
Estimated fair value of underlying common share	$0.0006	$0.0015
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	115.00%	115.00%
Equivalent term (years)	1.58	1.83
Risk-free rate	0.29%	0.33%
Dividends	--	--

Note 4. Convertible Notes Payable:

Convertible debt carrying values consist of the following:

		Fair Value Amounts
Original Issued		June	March
Face Value		30, 2012	31, 2012
$ 312,000	Convertible Note Financing, due March 31, 2014 (a)	$31,906	$31,201
$ 500,000	Convertible Note Financing, due March 31, 2014 (b)	346,709	569,774
$ 243,333	Convertible Note Financing, due March 31, 2014 (c)	292,000	292,000
$ 60,833	Convertible Note Financing, due March 31, 2014 (d)	60,833	60,833
$ 20,000	Convertible Note Financing, due March 31, 2014 (c)	20,000	20,000
$ 120,000	Convertible Note Financing, due March 31, 2014 (e)	78,849	74,932
$ 5,000	Convertible Note Financing, due March 31, 2014 (e)	14,964	11,964
$ 60,000	Convertible Note Financing, due March 31, 2014 (e)	128,387	92,394
$ 70,835	Convertible Note Financing, due March 31, 2014 (e)	152,180	109,689
$ 507,500	Convertible Note Financing, due March 31, 2014 (f)	523,707	529,393
$ 200,000	Convertible Note Financing, due March 31, 2014 (e)	145,618	79,372
$ 161,111	Convertible Note Financing, due March 31, 2014 (e)	126,101	72,736
$ 27,778	Convertible Note Financing, due March 31, 2014 (e)	42,296	23,894
$ 111,112	Convertible Note Financing, due March 31, 2014 (g)	167,539	229,636
$ 50,000	Convertible Note Financing, due March 31, 2014 (e)	41,934	26,122
$ 55,000	Convertible Note Financing, due March 31, 2014 (e)	328,526	322,408
$ 137,500	Convertible Note Financing, due March 31, 2014 (e)	412,449	404,494
$ 55,000	Convertible Note Financing, due March 31, 2014 (e)	328,526	322,408
$ 100,000	Convertible Note Financing, due March 31, 2014 (h)	38,875	38,829
$ 900,000	Convertible Note Financing, due July 15, 2012 (i)	199,392	568,135
$ 400,000	Convertible Note Financing, due July 15, 2012 (j)	327,533	415,335
$ 600,000	Convertible Note Financing, due September 17, 2012 (k)	575,155	722,663
$ 221,937	Convertible Note Financing, due September 17, 2012 (l)	52,269	132,508
$ 500,000	Convertible Note Financing, due January 15, 2013 (m)	634,532	828,664
$ 59,359	Convertible Note Financing, due May 5, 2012 (n)	9,359	59,359
$ 1,000,000	Convertible Note Financing due March 31, 2014 (o)	1,323,743	1,733,696
$ 172,211	Convertible Note Fiancing due March 31, 2014 (p)	259,365	300,962
	Total convertible notes payable	$6,662,747	$8,073,401

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

Note 4 – Convertible Notes Payable (continued):

(a)        $312,000 convertible notes payable (continued)

 $260,000 of these loans.  To date, total conversions of $293,148 in principal face value have been converted into shares of common stock.

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1,	Increase principal by $52,000
2009 or closng of another funding
January 2009	Extend maturity date to July 1, 2009 and	140,000 shares of restricted stock
add a conversion option to $0.05
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4 (h))
July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02
March 2012	Extend maturity date to March 31, 2014	New convertible notes (See Note 4(p))

The addition of a conversion option and the issuance of restricted stock in January 2009 resulted in an extinguishment loss of $56,000 under the FASB Accounting Standards Codification.

The January 2010 modification resulted in an extinguishment loss of $72,441. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

Note 4 – Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants
$600,000 Face Value Convertible Note Financing	October 23, 2007	Converted	958,805	140,910
$500,000 Face Value Convertible Note Financing	February 15, 2008	215,951,528	757,304	75,758
$100,000 Face Value Convertible Note Financing	June 26, 2008	Converted	151,502	15,152
Total		215,951,528	1,867,611	231,820

The convertible promissory notes were initially convertible into common shares based on a fixed conversion price of $6.60, and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 –Derivative Liabilities.

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

On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). To date, a total of $660,990 of the principal balance and $177,981 in accrued interest have been converted into shares of common stock, and a total of $301,608 of the principal balance was sold to other accredited investors, resulting in the outstanding principal amount of $237,402 at June 30, 2012.

Note 4 – Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

The original principal amounts of $600,000 from October, 2007 and $100,000 from June, 2008 out of the original total of $1,200,000 financing have been fully converted into shares of common stock and/or sold to other accredited investors.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0016	$0.0048
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.04%	7.19%	-	-
Dividends	-	-	-	-

(c)	$243,333 convertible notes payable

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

Note 4 – Convertible Notes Payable (continued):

(c)	$243,333 convertible notes payable (continued)

principal face value amount (see Note 4 (p)).The original face principal amount of $243,333 is still outstanding as no conversions have occurred.

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued. We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 4(e).   The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). The original principal amount of $60,833 is still outstanding as there have been no conversions.

Note 4 – Convertible Notes Payable (continued):

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

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.   On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, $336,535 of the principal balance and $85,266 of accrued interest were converted into shares of common stock, resulting in the outstanding principal balance of $610,689.

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

The following table provides the details of each of the financings:

	Outstanding
Original	Face Balance at			indexed	indexed
Face Value	6/30/2012	Closing date	Maturity Date	to note	to warrants
$130,000	$65,000	January 27, 2009	March 31, 2014	59,090,910	120,000
70,835	70,835	January 27, 2009	March 31, 2014	64,394,545	-
60,000	60,000	February 17, 2009	March 31, 2014	54,545,455	60,000
200,000	100,000	March 30, 2009	March 31, 2014	90,909,091	416,667
161,111	80,556	July 15, 2009	March 31, 2014	73,232,727	335,649
27,778	27,778	October 1, 2009	March 31, 2014	25,252,727	-
50,000	25,000	January 28, 2010	March 31, 2014	22,727,273	104,167
55,000	55,000	February 19, 2010	March 31, 2014	50,000,000	104,167
137,500	71,520	March 26, 2010	March 31, 2014	65,018,018	286,459
55,000	55,000	May 13, 2010	March 31, 2014	50,000,000	114,584

$947,224	$610,689			555,170,746	1,541,693

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.
(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

We received the following proceeds from the financing transactions:

		Debt
		Discount &	Net
	Gross Proceeds	Finance Costs	Proceeds

$130,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$27,778 Face Value Convertible Note Financing	27,778	-	27,778
$50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$55,000 Face Value Convertible Note Financing	55,000	-	55,000
$137,500 Face Value Convertible Note Financing	137,500	13,100	124,400
$55,000 Face Value Convertible Note Financing	55,000	5,000	50,000

Total	$866,389	$119,861	$746,528

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.001	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0012	$0.0012	$0.0011	$0.00
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
Credit-risk adjusted yield	7.37%	7.37%	-	-
Dividends	-	-	-	-

(f)	$507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  After the sale of $253,750 to other accredited investors, the current outstanding balance at June 30, 2012 is $253,750.

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

Note 4 – Convertible Notes Payable (continued):

(g)	$111,112 convertible note payable

In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). The full original amount of $111,112 is still outstanding.

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

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, $50,000 of the principal balance and $13,450 of accrued interest were converted into shares of common stock, resulting in an outstanding balance at June 30, 2012 of $50,000.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

Note 4 – Convertible Notes Payable (continued):

(h)	$100,000 convertible notes payable (continued)

$100,000 Convertible Promissory Note Financing	Hybrid Note
	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	7.04%	7.19%
Dividends	-	-

(i)         $900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $167,134 to capture the accretion of the debt discount from inception. To date, $125,000 was converted into shares of common stock, resulting in an outstanding balance of $775,000 at June 30, 2012 plus $57,000 was converted into shares of common stock.

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

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $491,789 in these assigned notes payable were converted into common shares of stock from inception through June 30, 2012.These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Note 4 – Convertible Notes Payable (continued):

(i)         $900,000 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.04	3.29
Risk-free rate	-	-	0.55%	0.62%
	7.04%	7.37%	-	-
Dividends	-	-	-	-

(j)         $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08.  On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $131,133 to capture the accretion of the debt discount since inception.  Total conversions of the principal amount to date amounted to $195,523 which were converted into shares of common stock, resulting in the current outstanding balance of $204,477 at June 30, 2012 as well as accrued interest in the total amount of $8,040 was converted into shares of common stock.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

Note 4 – Convertible Notes Payable (continued):

(j)         $400,000 convertible notes payable (continued)

	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.56	3.81
Risk-free rate	-	-	0.69%	0.76%
Credit-risk adjusted yield	7.04%	7.37%	-	-
Dividends	-	-	-	-

(k)        $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $193,133 to capture the accretion of the debt discount from inception through June 30, 2012.  Total conversions of the principal amount to date amounted to $351,942 which were converted into shares of common stock, resulting in an outstanding principal balance of $248,058 at June 30, 2012.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

Note 4 – Convertible Notes Payable (continued):

(k)        $600,000 convertible notes payable (continued)

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	3.71	3.96
Risk-free rate	-	-	0.74%	0.80%
Credit-risk adjusted yield	7.04%	7.19%	-	-
Dividends	-	-	-	-

(l)         $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor. On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants as the conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 Derivative Liabilities. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $2,295 to capture the accretion of the debt discount from inception through June 30, 2012. Total conversions of the principal amount to date amounted to $156,833 leaving a remaining outstanding principal face amount of $65,104 plus $806 in accrued interest was converted into shares of common stock.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

Note 4 – Convertible Notes Payable (continued):

(l)         $221,937 convertible notes payable (continued)

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	120.00%	120.00%
Equivalent term (years)	--	--	4	4.25
Risk-free rate	--	--	0.82%	0.88%
Credit-risk adjusted yield	7.04%	7.19%	--	--
Dividends	--	--	--	--

(m)       $500,000 convertible notes payable

On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee in the amount of $15,000.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $45,404 to capture the accretion of the debt discount from inception through June 30, 2012. There have been no conversions of this debt. Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

Note 4 – Convertible Notes Payable (continued):

(m)	$500,000 convertible notes payable (continued)

$500,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	110.00%	110.00%
Equivalent term (years)	--	--	4.04	4.29
Risk-free rate	--	--	0.83%	0.89%
Credit-risk adjusted yield	7.04%	7.19%	--	--
Dividends	--	--	--	--

(n)        $59,359 convertible notes payable

On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.  There have been no conversions of this debt. On May 29, 2012, a conversion for $50,000 was made for the issuance of shares of common stock, resulting in an outstanding balance of $9,359.

(o)        $1,000,000 convertible notes payable

On February 22, 2012, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of March 31, 2014 in which we did sell $1,000,000.  We issued 50,000,000 Class A stock purchase warrants at an exercise price of $.02 with an expiration date of February 21, 2017.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $44,735 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $1,000,000 financing using the relative fair value method. We recorded $10,604 to capture the accretion of the debt discount from inception through June 30, 2012. There have been no conversions of this debt.

Total financing costs paid from this financing amounted to $160,000. In addition, we applied three previous bridge loans for a total of $175,000 into this new financing, paid $103,451 for two other previous bridge loans including interest, resulting in a net amount of $561,549 to be paid to us.

Note 4 – Convertible Notes Payable (continued):

(o)	$1,000,000 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$1,000,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	June 30, 2012	March 31, 2012	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	90.00%	110.00%
Equivalent term (years)	--	--	4.65	4.9
Risk-free rate	--	--	0.99%	1.06%
Credit-risk adjusted yield	7.04%	7.19%	--	--
Dividends	--	--	--	--

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of June 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$172,211 Convertible Promissory Note Financing	Hybrid Note
	June 30, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0011	$0.003
Conversion or strike price	$0.0011	$0.00222
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	7.04%	7.19%
Dividends	--	--

Note 5.  Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended June 30, 2012, we anticipate making those payments in late 2012.

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

Note 6. Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of June 30, 2012 and March 31, 2012:

Financing arrangement giving rise to		June	March
derivated financial instruments		30, 2012	31, 2012
$ 600,000	Face Value Convertible Note Financing	$1,225	$3,913
$ 500,000	Face Value Convertible Note Financing	928	2,964
$ 100,000	Face Value Convertible Note Financing	186	593
$ 120,000	Face Value Short Term Bridge Loan Financing	4	12
$ 120,000	Face Value Short Term Bridge Loan Financing	4	12
$ 60,000	Face Value Short Term Bridge Loan Financing	2	6
$ 33,000	Face Value Short Term Bridge Loan Financing	1	3
$ 120,000	Face Value Convertible Note Financing	87	241
$ 60,000	Face Value Convertible Note Financing	44	121
$ 200,000	Face Value Convertible Note Financing	303	837
$ 161,111	Face Value Convertible Note Financing	244	674
$ 50,000	Face Value Convertible Note Financing	76	209
$ 55,000	Face Value Convertible Note Financing	76	209
$ 137,500	Face Value Convertible Note Financing	208	575
$ 55,000	Face Value Convertible Note Financing	83	230
$ 900,000	Face Value Convertible Note Financing	41,235	113,810
$ 400,000	Face Value Convertible Note Financing	11,306	31,102
$ 600,000	Face Value Convertible Note Financing	31,833	89,678
$ 221,937	Face Value Convertible Note Financing	13,048	44,502
$ 500,000	Face Value Convertible Note Financing	20,981	57,528
$ 1,000,000	Face Value Convertible Note Financing	24,108	76,043

	Total derivative liabilities	$145,982	$423,262

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

Note 6. Derivative Liabilities (continued):

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended June 30, 2012 and 2011:

		Three Months	Three Months
Our financing arrangements giving rise to		Ended	Ended
derivated financial instrumentsand the income effects:		June 30, 2012	June 30, 2011
Derivative income (expense):
$ 600,000	Face Value Convertible Note Financing	$2,688	$15,483
$ 500,000	Face Value Convertible Note Financing	2,036	11,729
$ 100,000	Face Value Convertible Note Financing	407	2,346
$ 120,000	Face Value Short Term Bridge Loan Financing	8	70
$ 120,000	Face Value Short Term Bridge Loan Financing	8	70
$ 60,000	Face Value Short Term Bridge Loan Financing	4	35
$ 33,000	Face Value Short Term Bridge Loan Financing	2	1
$ 55,000	Face Value Short Term Bridge Loan Financing	-	4
$ 120,000	Face Value Convertible Note Financing	154	946
$ 60,000	Face Value Convertible Note Financing	77	474
$ 200,000	Face Value Convertible Note Financing	534	3,288
$ 161,111	Face Value Convertible Note Financing	430	2,648
$ 50,000	Face Value Convertible Note Financing	133	822
$ 55,000	Face Value Convertible Note Financing	133	822
$ 137,500	Face Value Convertible Note Financing	367	2,260
$ 55,000	Face Value Convertible Note Financing	147	904
$ 900,000	Face Value Convertible Note Financing	72,575	447,044
$ 400,000	Face Value Convertible Note Financing	19,796	104,307
$ 600,000	Face Value Convertible Note Financing	46,445	302,281
$ 221,937	Face Value Convertible Note Financing	31,454	(295,145)
$ 500,000	Face Value Convertible Note Financing	36,547	-
$ 1,000,000	Face Value Convertible Note Financing	51,935	-

Total derivative income (expense) arising from fair value adjustments		$265,880	$600,389

Note 6. Derivative Liabilities (continued)

Interest income (expense) from instruments recorded at fair value:
$ 600,000	Face Value Convertible Note Financing	$-	$(24,880)
$ 500,000	Face Value Convertible Note Financing	(36,209)	264,153
$ 312,000	Face Value Convertible Note Financing	(705)	(6,091)
$ 120,000	Face Value Convertible Note Financing	(3,917)	(66)
$ 5,000	Face Value Convertible Note Financing	(3,000)	(2)
$ 5,000	Face Value Convertible Note Financing	-	(2)
$ 60,000	Face Value Convertible Note Financing	(35,993)	(34)
$ 70,834	Face Value Convertible Note Financing	(42,491)	(39)
$ 27,778	Face Value Convertible Note Financing	(18,402)	(2,032)
$ 200,000	Face Value Convertible Note Financing	(66,246)	28,236
$ 111,112	Face Value Convertible Note Financing	62,097	74,736
$ 161,111	Face Value Convertible Note Financing	(53,365)	213,509
$ 507,500	Face Value Convertible Note Financing	(21,579)	(49,073)
$ 50,000	Face Value Convertible Note Financing	(15,812)	45,868
$ 55,000	Face Value Convertible Note Financing	(6,118)	31,146
$ 137,500	Face Value Convertible Note Financing	(7,955)	136,857
$ 100,000	Face Value Convertible Note Financing	(46)	(10,038)
$ 55,000	Face Value Convertible Note Financing	(6,118)	31,147
$ 900,000	Face Value Convertible Note Financing	242,606	(21,156)
$ 400,000	Face Value Convertible Note Financing	70,330	(68,093)
$ 600,000	Face Value Convertible Note Financing	140,242	(109,216)
$ 221,937	Face Value Convertible Note Financing	(137,378)	-
$ 500,000	Face Value Convertible Note Financing	192,660	-
$ 1,000,000	Face Value Convertible Note Financing	382,066	-
$ 172,211	Face Value Convertible Note Financing	40,780	-
Total interest income (expense) arising from fair value adjustments		675,447	534,930
Other interest expense		(146,113)	958
Interest income (expense) and other financing costs		$529,334	$535,888

Our derivative liabilities as of June 30, 2012, and our derivative income and expense during the quarter ended June 30, 2012 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

Note 6. Derivative Liabilities (continued)

In connection with our accounting for the various face value convertible promissory notes and warrant financings, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values.  That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value.  In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of June 30, 2012, our management concluded that registration payments are not probable.

Note 7. Transactions with Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000 shares of common at $1.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 4b).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (see Note 8).

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

Weed & Co. LLP serves as our main outside legal counsel and holds a convertible note payable in the amount of $59,359.  On May 29, 2012, they converted $50,000 of the above note payable into 46,728,972 shares of common stock resulting in an outstanding balance of $9,359.

Note 8. Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A”), $.001 par value.  Each share of Series A is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The

Note 8. Stockholders’ Deficit (continued):

(a) Series A Preferred Stock (continued):

conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A Preferred. The holders of the Series A Preferred shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A holders. The Series A shall be senior to the Common Stock and any other series or class of the Company’s Preferred Stock.  The Series A has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $.001 per share.  The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per shares, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000.  We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved.  Redemption of these preferred shares cannot be effected because of the Company’s stockholders’ deficit.

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

(b) Common Stock Warrants

As of June 30, 2012, the Company had the following outstanding warrants:

Note 8. Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.02
October, 2007 Due Diligence	10/23/2007	10/22/2012	50,000	$0.02
January, 2008 Investment Banker Agreement	1/1/2008	12/31/2012	6,250	$10.00
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	$0.02
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	$15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	$10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	$10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	$0.02
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	$0.02
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	$0.02
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	$0.02
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	$0.02
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	$0.02
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	$0.02
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	$0.02
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	$0.02
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	$0.02
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	$0.05
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	$0.02
March, 2011 Financing	3/17/2011	3/16/2016	36,423,842	$0.02
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2016	3,973,510	$0.02
June, 2011 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	$0.02
July, 2011 Financing	7/15/2011	7/14/2016	25,000,000	$0.02
July, 2011 Financing Finder's Fees	7/15/2011	7/14/2016	2,500,000	$0.02
February, 2012 Financing	2/22/2012	2/21/2017	50,000,000	$0.02

Total issued Class A warrants			212,657,373

Note that 1,000,000 warrants were exercised during the three months ended June 30, 2012 via cashless exercise in which 363,056 shares of common stock were issued.

Note 8. Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (b):

October, 2007 Convertible Notes Financing	140,910
January, 2008 Investment Banker Agreement	6,250
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convert8ible Note Financing	15,152

Total unissued Class B Warrants	243,068

Total Warrants	212,900,441

(a) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $15.00.

(c) Common Stock Issued During the Three Months Ended June 30, 2012:

At June 30, 2012, we had issued and outstanding 1,132,789,196 shares of common stock of which 5,288,962 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

On April 3, 2012, we issued 6,000,000 shares of common stock pursuant to two conversions of January, 2011 convertible notes for $10,443 and accrued interest for $2,877 at a conversion price of $.00222.

On April 4, 2012, we issued 663,800 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $1,444 at a conversion price of $.002175.

On April 5, 2012, we issued 62,332 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $132 at a conversion price of $.002123.

On April 5, 2012, we issued 2,843,146 shares of common stock pursuant to a conversion of January, 2011 convertible notes for $873 and $5,163 accrued interest at a conversion price of $.002123.

Note 8. Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2012 (continued):

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

On April 11, 2012, we issued 3,250,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $6,347 at a conversion price of $.002603.

On April 16, 2012, we issued 1,900,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $3,178 at a conversion price of $.0016725.

On April 26, 2012, we issued 5,800,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $7,076 at a conversion price of $.00122

On May 17, 2012, we issued 2,000,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $2,536 at a conversion price of $.001268.

On May 17, 2012, we issued 6,500,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes accrued interest for $8,242 at a conversion price of $.001268.

On May 17, 2012, we issued 60,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $76,140 at a conversion price of $.001269.

On May 17, 2012, we issued 44,970,414 shares of common stock pursuant to a conversion of June, 2011 convertible notes accrued interest for $57,000 at a conversion price of $.0012675.

On May 25, 2012, we issued 3,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $3,285 at a conversion price of $.001095.

On May 29, 2012, we issued 46,728,972 shares of common stock pursuant to a conversion of November, 2011 convertible notes for $50,000 at a conversion price of $.00107.

On May 31, 2012, we issued 2,500,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $2,588 at a conversion price of $.001035.

On June 1, 2012, we issued 363,056 shares of common stock pursuant to a cashless exercise of 1,000,000 warrants from the March, 2011 financing.

On June 5, 2012, we issued 5,100,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $4,549 and accrued interest for $806 at a conversion price of $.00105.

On June 11, 2012, we issued 4,900,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $5,145 at a conversion price of $.00105

Note 8. Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2012 (continued):

On June 19, 2012, we issued 40,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $40,000 at a conversion price of $.001.

On June 22, 2012, we issued 6,900,000 shares of common stock pursuant to conversion of July, 2010 accrued interest for $8,211 at a conversion price of $.00119.

On June 25, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of March, 2011 convertible notes for $4,000 at a conversion price of $.0008.

 (d) Warrants Issued During the Three Months Ended June 30, 2012:

None

(e) Options Issued During the Three Months Ended June 30, 2012:

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

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$145,982	$-	$-	$145,982
Total Liabilities	$145,982	$-	$-	$145,982

Note 9.  Fair Value Measurements: (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2012	$423,262
Total gains or (losses) (realized/unrealized):
Included in earnings	(265,880)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(11,400)
Transfer in and/or out of Level 3	-
Ending Balance, June 30, 2012	$145,982

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The minimum starting monthly base rent was $7,415 and currently is $8,020 per month.  The lease provides for annual 4% increases throughout its term.

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $8,674 and excluding variable common area maintenance charges, as of June 30, 2012, are as follows:

Years ending March 31,	Amount
2013	$78,067
2014	17,348

$95,415

Rental expense, which also includes maintenance and parking fees, for the three months ended June 30, 2012, was 44,224.  We will enter into a first amendment of the lease on August 1, 2012 to reduce the size of the premises by 2,750 square feet from 5,561 square feet to 2,811 square feet.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 11.   Subsequent Events:

On June 14, 2012, we issued a promissory note for $40,000 as these funds were not received until July 9, 2012.  See Note 5 to the financial statements.

We issued on July 25, 2012, 30,000,000 shares of common stock pursuant to a conversion of July, 2010 notes for $24,000 at a conversion price of $.0008.

We issued on July 25, 2012, 6,000,000 shares of common stock pursuant to a conversion of $4,800 of accrued interest associated with July, 2010  notes at a conversion price of $.0008.

Note 11.   Subsequent Events (continued):

We issued on July 27, 2012 50,000,000 shares of common stock pursuant to a conversion of February, 2008 notes for $29,300 at a conversion price of $.000586.

Effective August 1, 2012, we entered into a first amendment to our office lease agreement.  We decreased the size of the existing premises and extended the lease term through August 31, 2015.  We reduced the office premises by 2,750 square feet by deleting unit 1.  The leased premises shall now consist of 2,811 square feet being all of unit 2. The base rent per square foot shall be reflected in the lease.

We have a total of $987,688 in outstanding face value debt with a maturity date of July 15, 2012.  We are working on extending these various debt instruments to a later date.

On August 8, 2012, we issued 4,950,000 restricted shares of common stock pursuant to certain athlete Cause Marketing Endorsement Partnership and Commission Agreements.

On August 15, 2012, a debt dated July 15, 2011 for $75,000 was assigned to a new debt holder which has the same conversion price terms.

On August 22, 2012, we executed a $75,000 allonge to a secured convertible note for $100,000 dated February 22, 2012 in which we received the full $75,000 amount on the same date.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements represent our present expectations or beliefs concerning future events.  We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections and our ability to obtain financing on acceptable terms to finance our operations until profitability

OVERVIEW

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

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in late 2012 or early 2013.

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

Increase In Authorized Shares

A meeting was held on April 27, 2012 in which a majority of the stockholders voted in favor of the amendment to increase the authorized shares.  As such, the state of Delaware approved on May 1, 2012 the increase in our authorized shares of common stock from one billion (1,000,000,000) to five billion (5,000,000,000).  We are reflecting that increase in our financial statements for the period ended June 30, 2012.

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2012. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011:

For the three months ended June 30, 2012, our primary expenses related to salaries and marketing and promotion expenses.  Total operating expenses for the three months ended June 30, 2012 were $531,029 which were  $4,880 less than last year’s similar expenses for $535,909.

Derivative income was $265,880, and interest income was $529,334 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable and warrants.  These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net profit for the three months ended June 30, 2012 of $282,546 leading to basic earnings per share of $.00 and diluted earnings per share of $.00 as compared to a net profit for the three months ended June 30, 2011 of $603,520 which includes the recognition of derivative income of $600,389 and $535,888 net interest income.  The weighted average number of common shares outstanding for the basic earnings per share calculation for the three months ended June 30, 2012 was 983,358,263 whereas the weighted average number of common shares outstanding for the diluted earnings per share calculation was 1,219,578,146. The basic earnings per common share was $.01, and the diluted earnings per share was $.00 for the three months ended June 30, 2011 based on a weighted average number of common shares outstanding of 88,020,841 for the basic earnings per shares and 318,600,888 for the diluted earnings per share.

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

For the three months ended June 30, 2012 compared to three months ended June 30, 2011:
Net cash used in operating activities for the three months ended June 30, 2012 was $276,885 which was mainly the effect of changes in our operating assets. Our profit of $282,546 is offset by non-cash items of $265,880 in derivative income and $675,447 for the changes in the fair values of our convertible notes payable. Net cash used in operating activities for the three months ended June 30, 2011 was $336,242 which was mainly the effect of changes in our operating assets.  Our profit of $603,520 was offset by non-cash items of $600,389 in derivative income and $534,930 for the changes in fair values of our convertible notes payable.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash flows generated by operating activities for the three months ended June 30, 2012 as well as for the three months ended June 30, 2011 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

There was no net cash used in our investing activities for the three months ended June 30, 2012 as compared to $1,694 for the three months ended June 30, 2011.  These funds for the prior year were used mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $200,000 for the three months ended June 30, 2012 as compared to $125,000 for the three months ended June 30, 2011. The increase of $75,000 was attributed to two short-term bridge loans in 2012.

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011:

The major variances in the Condensed Consolidated Statements of Cash Flows for the three months of June 30, 2012 as compared to the three months of June 30, 2011 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the three months ended June 30, 2012 for $189,576 as compared to the three months ended June 30, 2011 for $(343,688) were the result of paying fewer accounts payable related items in 2012. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the three months ended June 30, 2012 were the result of two short-term note financings in 2012 for a total of $200,000 compared to lower new financings of $125,000 for the three months ended June 30, 2011.

External Sources of Liquidity:

For the three months ended June 30, 2012:

On June 14, 2012, we entered into two promissory notes, one for $100,000 with Alpha Capital Anstalt with receipt of payment on June 27, 2012 and the other one for $40,000 with Whalehaven Capital Fund, Ltd with receipt of payment on July 9, 2012.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.

On June 26, 2012, we entered into a promissory note of $110,000 with Centaurian Fund LP with receipt of payment on June 28, 2012.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $4,724,398 outstanding at June 30, 2012. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE PERIOD ENDED JUNE 30, 2012

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES

$600,000	October, 2007	3/31/2014	No	-	10%	15%	-
$312,000	January, 2008	3/31/2014	No	-	None-discount note	15%	-
$500,000	February, 2008	3/31/2014	No	-	10%	15%	-
$100,000	June, 2008	3/31/2014	No	-	10%	15%	-
$263,333	September, 2008	3/31/2014	No	-	None-discount note	15%	-
$60,833	December, 2008	3/31/2014	No	-	None-discount note	15%	-
$200,834	January, 2009	3/31/2014	No	-	15%	15%	-
$60,000	February, 2009	3/31/2014	No	-	15%	15%	-
$361,112	March, 2009	3/31/2014	No	-	12%	20%	-
$27,778	October, 2009	3/31/2014	No	-	12%	20%	-
$618,612	November, 2009	3/31/2014	No	-	12%	20%	-
$150,000	January, 2010	3/31/2014	No	-	12%	20%	-
$192,500	March, 2010	3/31/2014	No	-	12%	20%	-
$55,000	May, 2010	3/31/2014	No	-	10%	20%	-
$900,000	July, 2011	7/15/2012	No	-	10%	20%	-
$400,000	January, 2011	7/15/2012	No	-	10%	20%	-
$600,000	March, 2011	9/17/2012	No	-	10%	20%	-
$221,937	June, 2011	9/17/2012	No	-	10%	20%	-
$500,000	July, 2011	1/15/2013	No	-	10%	20%	-
$59,359	November, 2011	5/5/2012	Yes (a)	$9,359	5%	NONE	-
$1,000,000	February, 2012	8/22/2013	No	-	10%	20%	-
$172,211	March, 2012	3/31/2014	No	-	12%	20%	-

$7,355,509

SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes (a)	$60,000		15%	$28,127
$55,000	August 5, 2008	Past due	Yes (a)	$55,000		15%	$42,406

$115,000	Total amount past due			$115,000			$70,533

(a) Notes indicated in default are in default because they are past due.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

As of June 30, 2012, we had total shareholders’ deficit of $12,914,741 and a working capital deficit of $8,119,221, compared to a total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079 at March 31, 2012. Cash and cash equivalents were $55,235 as of June 30, 2012 as compared to $132,120 at March 31, 2012. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At June 30, 2012, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At June 30, 2012, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $4,724,398 in principal face value at June 30, 2012. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2014, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.  As of June 30, 2012, we have a total of $987,588 in outstanding notes payable that have a maturity date of July 15, 2012.  Although we are working on extending the maturity date for these notes, there is no guarantee that we will be able to obtain an extension, leading to an event of default.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2012, we had issued and outstanding options and warrants that may be exercised into 241,029,518 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, outstanding principal convertible notes totaling  $4,724,398 and accrued interest payable of $1,009,587 which together may be converted into 286,699,294 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 1,132,789,196 shares of common stock outstanding as of June 30, 2012 of which 1,127,500,234 shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $4,724,398 which may be converted into 236,219,883 shares of common stock and warrants that may be exercised into 212,900,441 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on April 27, 2012 approved the increase of our authorized shares from one billion to five billion shares which makes more shares available for issuance.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2012. Management concluded that control deficiencies existed as of March 31, 2012 that constituted material weaknesses, as described below.

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

Remediation Efforts to Address Deficiencies in Internal Control Over Financial Reporting.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2012, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings (continued)

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,390 since January 16, 2012.  The $15,000 was already recorded in our records.  A Notice of Filing Settlement Agreement was filed on August 14, 2012 in the county court of Broward County, Florida whereas a settlement plan was agreed by both parties in which we will pay the total sum of $15,390 with $3,390 on September 1, 2012 and $3,000 on the first day of each following month for four months until the total is paid in full.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company issued a total of 278,378,188 shares of common stock for the conversions of $281,141 of principal of convertible notes payable and $82,299 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  Also the Company issued 363,056 shares of common stock for the cashless exercise of 1,000,000 warrants. The shares of common stock issued upon conversion of these notes and the cashless exercise of warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3. Defaults on Senior Securities

As of June 30, 2012, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. In addition, we were in default in paying the remaining outstanding balance of $9,359 for a November 3, 2011 convertible note as we are working extending that note or will make a payment pending the next financing.

Item 5. Other Information

See Note 11 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description	Reference	Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement, and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c)	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)

(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)

(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Personal Services Agreement	(23)
(10)(69)	Promissory Notes	(23)
(10)(70)	First Amendment to Lease Agreement	X
(10)(71)	Equity Financing and Debt Retirement Agreement date July 19, 2012	X
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	X
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(19) previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)
(20) previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(21) previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22) previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)
(23) previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)

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
Date: August 28, 2012

/S/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer