Form 10-Q
period 2012-09-30
Attitude Drinks Inc.
filed 2012-11-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,250,951,876 shares issued and outstanding as of November 16, 2012.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

		PAGE #

PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – September 30, 2012 (unaudited) and March 31, 2012	3
	Condensed Consolidated Statements of Operations – Three Months Ended September 30, 2012 and 2011 (unaudited) and Six Months Ended September 30, 2012 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2012 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	62

Item 4.	Controls and Procedures	63

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	64

Item 2.	Unregistered Sales of Equity and Use of Proceeds	65

Item 3.	Defaults upon Senior Securities	66

Item 4.

Item 5.	Other Information	66
.
Item 6.	Exhibits	67

SIGNATURES		70

EXHIBITS	DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,118	$132,120
Accounts receivable less allowance for doubtful accounts of $817 at March 31, 2012	70,178	43,895
Inventories	62,033	258,496
Prepaid expenses	53,496	53,385
TOTAL CURRENT ASSETS	188,825	487,896

FIXED ASSETS, NET	21,735	24,653

OTHER ASSETS:
Trademarks, net	24,331	25,280
Deposits and other	20,396	20,996
TOTAL OTHER ASSETS	44,727	46,276

TOTAL ASSETS	$255,287	$558,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,749,049	$1,685,120
Accrued liabilities	5,032,017	4,165,800
Derivative liabilities	80,304	423,262
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	3,219,009	2,726,657
Non-convertible notes payable	336,012	86,012
Deferred revenue	-	7,661
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	10,552,854	9,230,975

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	6,110,964	5,346,744

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share, 20,000,000 shares authorized, 9,000,000 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	9,000	9,000
Common stock, par value $0.001, 5,000,000,000 and 1,000,000,000 shares authorized and 1,503,218,796 and 854,047,952 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	1,503,219	854,048
Additional paid-in capital	14,301,968	13,634,608
Deficit accumulated	(32,222,718)	(28,516,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(16,408,531)	(14,018,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$255,287	$558,825

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$120,190	$34,498	$230,424	$91,455
Product and shipping costs	(113,898)	(35,943)	(205,771)	(89,748)
GROSS PROFIT	6,292	(1,445)	24,653	1,707

OPERATING EXPENSES:
Salaries, taxes and employee benefits	669,541	148,068	867,529	284,573
Marketing and promotion	(14,905)	79,557	172,271	202,063
Consulting fees	52,000	22,563	52,111	49,549
Professional and legal fees	103,590	30,773	119,647	110,432
Travel and entertainment	15,964	10,278	35,248	26,665
Stock compensation expense	99,000	-	99,504	-
Other operating expenses	44,232	70,156	154,141	224,022
Total Operating Expenses	969,422	361,395	1,500,451	897,304

LOSS FROM OPERATIONS	(963,130)	(362,840)	(1,475,798)	(895,597)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(18,761)	437,643	247,119	1,038,032
Interest and other financing costs	(3,006,822)	2,573,252	(2,477,488)	3,109,140
Total Other Income (Expense)	(3,025,583)	3,010,895	(2,230,369)	4,147,172

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(3,988,713)	2,648,055	(3,706,167)	3,251,575

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(3,988,713)	$2,648,055	$(3,706,167)	$3,251,575

Basic income (loss) per common share	$-	$0.02	$-	$0.03

Diluted income (loss) per common share	$-	$0.01	$-	$0.01

Weighted average common shares outstanding - basic	1,283,961,383	116,450,786	1,134,481,143	102,313,491

Weighted average common shares outstanding - diluted	1,283,961,383	367,256,233	1,134,481,143	353,118,938

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,706,167)	$3,251,575
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	3,868	3,457
Compensatory stock and warrants	99,504	364,648
Finance costs incurred through issuance of convertible notes	175,000	-
Bad debt expense	(817)	6,314
Derivative expense/(income)	(247,119)	(1,038,032)
Fair value adjustment of convertible notes	2,016,756	(3,253,876)
Amortization of debt discount	202,154	173,623
Changes in operating assets and liabilities:
Accounts receivable	(25,466)	(16,090)
Prepaid expenses and other assets	489	37,815
Inventories	196,463	(53,261)
Deferred revenue	(7,661)	9,234
Accounts payable and accrued liabilities	848,994	(210,390)
Net cash (used) in operating activities	(444,002)	(724,983)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(1,694)
Net cash (used) in investing activities	-	(1,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	75,000	500,000
Proceeds from short-term bridge loans payable	240,000	125,000
Repayent of notes	-	(125,000)
Net cash provided by financing activities	315,000	500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,002)	(226,677)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,120	233,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,118	$6,660

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED SEPTEMBER 30, 2012

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies

(a)           Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States.

Attitude Drinks Incorporated (“Attitude”, “We”, or the “Company”) was formed in Delaware on September 11, 1988 under the name of International Sportfest, Inc.  In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS").  PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom.  Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc.  On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation.  As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

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

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2012 and 2011 and the results of its operations and cash flows for the six month periods ended September 30, 2012 and 2011.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2012, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

The results of operations for the six month period ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the six month period ended September 30, 2012, a working capital deficit of $10,364,029 as of September 30, 2012 and has incurred losses to date resulting in an accumulated deficit of $32,222,718 including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	September 30, 2012	March 31, 2012
	(unaudited)

Finished goods	$62,033	$252,413
Finished goods on consignment	-	6,083

Total inventories	$62,033	$258,496

(d)           Prepaid expenses:

Prepaid expenses of $53,496 consist mainly for retainers for legal fees, prepaid insurance and prepaid promotional coupon costs.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the six months ended September 30, 2012 was $949.

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

(g)         Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted  (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2012, potential common shares arising from the Company’s stock warrants, stock options, convertible debt, accrued interest payable and preferred stock amounting to 601,542,770 shares would have been used for diluted income per share, but that is not applicable since we reported a net loss.

(h)           Recent Accounting Pronouncements Applicable to the Company:

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to master netting

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

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

In October, 2012, the Financial Accounting Standards Board issued an ASU that contained amendments that affect a wide variety of topics in the Codification.  These amendments cover a wide range of topics in the Codification and represent changes to clarify the Codifications, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  These amendments will be effective for fiscal periods beginning after December 15, 2012.  We feel the effect of adoption will have a minimum impact on the Company.

Note 2.    Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2012	March 31, 2012
	(unaudited)

Accrued payroll and related taxes	$2,718,281	$2,111,853
Accrued marketing program costs	580,000	580,000
Accrued professional fees	68,500	70,000
Accrued interest	1,225,859	1,037,044
Accrued board of directors' fees	152,792	134,792
Other expenses	286,585	232,111

Total	$5,032,017	$4,165,800

Note 3.    Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	September 30, 2012	March 31, 2012
	(unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

Note 3.   Short-term Bridge Loans (continued):

April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of debt of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of March 31, 2012, this April 14, 2008 note was considered in default for non-payment. As of this date, the Company is still trying to find the debt holder to extend the due date of the note. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000 warrants granted on January 27, 2009 have expired. The exercise price of the 6,000 warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

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

Information and significant assumptions as of September 30, 2012 and March 31, 2012 for warrants which are required to be recorded at fair value each reporting period:

Note 3.   Short-term Bridge Loans (continued):

April 5, 2008 financing (continued):

	January 27, 2009
	Extension Warrants
	September 30,	March 31,
	2012	2012
	(unaudited)
Estimated fair value of underlying common share	$0.0003	$0.0015
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	120.00%	115.00%
Equivalent term (years)	1.33	1.83
Risk-free rate	0.25%	0.33%
Dividends	--	--

Note 4.   Convertible Notes Payable:

Convertible debt carrying values consist of the following:

		September 30,	March 31,
		2012	2012
$312,000	Convertible Note Financing, due March 31, 2014 (a)	$40,277	$31,201
$500,000	Convertible Note Financing, due March 31, 2014 (b)	335,469	569,774
$243,333	Convertible Note Financing, due March 31, 2014 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2014 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2014 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2014 (e)	93,170	74,932
$5,000	Convertible Note Financing, due March 31, 2014 (e)	16,157	11,964
$60,000	Convertible Note Financing, due March 31, 2014 (e)	142,708	92,394
$70,835	Convertible Note Financing, due March 31, 2014 (e)	169,087	109,689
$507,500	Convertible Note Financing, due March 31, 2014 (f)	627,931	529,393
$200,000	Convertible Note Financing, due March 31, 2014 (e)	175,780	79,372
$161,111	Convertible Note Financing, due March 31, 2014 (e)	150,399	72,736
$27,778	Convertible Note Financing, due March 31, 2014 (e)	50,673	23,894
$111,112	Convertible Note Financing, due March 31, 2014 (g)	156,250	229,636
$50,000	Convertible Note Financing, due March 31, 2014 (e)	48,719	26,122
$55,000	Convertible Note Financing, due March 31, 2014 (e)	314,635	322,408
$137,500	Convertible Note Financing, due March 31, 2014 (e)	394,387	404,494
$55,000	Convertible Note Financing, due March 31, 2014 (e)	314,635	322,408
$100,000	Convertible Note Financing, due March 31, 2014 (h)	59,232	38,829
$900,000	Convertible Note Financing, due March 31, 2014 (i)	577,916	568,135
$400,000	Convertible Note Financing, due March 31, 2014 (j)	495,258	415,335
$600,000	Convertible Note Financing, due March 31, 2014 (k)	835,581	722,663
$221,937	Convertible Note Financing, due March 31, 2014 (l)	117,325	132,508
$500,000	Convertible Note Financing, due February 28, 2013 (m)	829,683	828,664
$59,359	Convertible Note Financing due May 5, 2012 (n)	9,359	59,359
$1,000,000	Convertible Note Financing due March 31, 2014 (o)	2,057,500	1,733,696
$172,211	Convertible Note Financing due March 31, 2014 (p)	355,865	300,962
$75,000	Convertible Note Financing due January 15, 2013 (q)	214,286	-
$125,000	Convertible Note Financing due February 28, 2013 (r)	67,608	-
$75,000	Convertible Note Financing due March 26, 2013 (s)	40,565	-
$137,783	Convertible Note Financing due March 31, 2014 (t)	266,685	-
	Total convertible notes payable	$9,329,973	$8,073,401

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

We have entered into the following Modification and Waiver Agreements related to this financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 15, 2008	9,750 shares of common stock
September 2008	Extend maturity to sooner of January 1, 2009 or closing of another funding	Increase principal by $52,000
January 2009	Extend maturity date to July 1, 2009 and add a conversion option to $0.05	140,000 shares of restricted stock
January 2010	Extend maturity date to June 30, 2010	Convertible notes (See Note 4 (h))
July 2010	Extend maturity date to March 31, 2011	Change in conversion price to $.035
March 2011	Extend maturity date to March 31, 2012	Change in conversion price to $.02
March 2012	Extend maturity date to March 31, 2014	New convertible notes (See Note 4(p))

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

The indexed shares and closing dates for the three tranches of the $1,200,000 financing are as follows:

Note 4 – Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants
$600,000 Face Value Convertible Note Financing	October 23, 2007	Converted	958,805	140,910
$500,000 Face Value Convertible Note Financing	February 15, 2008	450,578,159	757,304	75,758
$100,000 Face Value Convertible Note Financing	June 26, 2008	Converted	151,502	15,152
Total		450,578,159	1,867,611	231,820

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

the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). To date, a total of $706,290 of the principal balance and $177,981 in accrued interest have been converted into shares of common stock, and a total of $301,608 of the principal balance was sold to other accredited investors, resulting in the outstanding principal amount of $192,102 at September 30, 2012.

The original principal amounts of $600,000 from October, 2007 and $100,000 from June, 2008 out of the original total of $1,200,000 financing have been fully converted into shares of common stock and/or sold to other accredited investors.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0009	$0.0048
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.48%	0.62%
Credit-risk adjusted yield	6.92%	7.19%	-	-
Dividends	-	-	-	-

(c)	$243,333 convertible notes payable

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

(See Note 4 (h).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). The original face principal amount of $243,333 is still outstanding as no conversions have occurred. In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security; however, we determined that the conversion feature met the paragraph 11(a) exemption and did not require liability classification under the FASB Accounting Standards Codification.  Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”).  The conversion option is contingent on a future stock price so under the guidance of The FASB Accounting Standards Codification, the beneficial conversion feature was calculated at inception but will not be recognized until the contingency is resolved.  The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note (using the relative fair value approach).

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

On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. On January 10, 2010, we entered into a modification of the agreement with certain note holders which extended its

Note 4 – Convertible Notes Payable (continued):

(d)	$60,833 convertible notes payable (continued)

maturity date to June 30, 2010. In exchange for modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). The original principal amount of $60,833 is still outstanding as there have been no conversions.

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

The following table provides the details of each of the financings:

	Outstanding
Original	Face Balance at			indexed	indexed
Face Value	9/30/2012	Closing date	Maturity Date	to note	to warrants
$130,000	$65,000	January 27, 2009	March 31, 2014	152,343,750	120,000
70,835	70,835	January 27, 2009	March 31, 2014	166,017,188	-
60,000	60,000	February 17, 2009	March 31, 2014	140,625,000	60,000
200,000	100,000	March 30, 2009	March 31, 2014	234,375,000	416,667
161,111	80,556	July 15, 2009	March 31, 2014	188,803,125	335,649
27,778	27,778	October 1, 2009	March 31, 2014	65,104,688	-
50,000	25,000	January 28, 2010	March 31, 2014	58,593,750	104,167
55,000	55,000	February 19, 2010	March 31, 2014	128,906,250	104,167
137,500	71,520	March 26, 2010	March 31, 2014	167,624,578	286,459
55,000	55,000	May 13, 2010	March 31, 2014	128,906,250	114,584

$947,224	$610,689			1,431,299,579	1,541,693

(1)	The $130,000 convertible notes payable includes two $5,000 face value convertible notes issued as payment for finder’s fees.
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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$130,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

Note 4 – Convertible Notes Payable (continued):

(e)	$947,224 convertible notes payable (continued)

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.0012	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

(f)	$507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  After the sale of $253,750 to other accredited investors, the current outstanding balance at September 30, 2012 is $253,750.

The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent,

Note 4 – Convertible Notes Payable (continued):

(f)	$507,500 convertible note payable

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

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, $50,000 of the principal balance and $13,450 of accrued interest were converted into shares of common stock, resulting in an outstanding balance at September 30, 2012 of $50,000.

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing	Hybrid Note
	September	March
	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	6.92%	7.19%
Dividends	-	-

(i)           $900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount)

Note 4 – Convertible Notes Payable (continued):

(i)           $900,000 convertible notes payable (continued)

against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $188,290 to capture the accretion of the debt discount from inception. To date, $149,000 was converted into shares of common stock, resulting in an outstanding balance of $751,000 at September 30, 2012 plus $57,000 was converted into shares of common stock. .  On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

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

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $495,164 in these assigned notes payable were converted into common shares of stock from inception through September 30, 2012.These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.00043	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.79	3.29
Risk-free rate	-	-	0.482%	0.62%
	6.92%	7.37%	-	-
Dividends	-	-	-	-

(j)           $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08.  On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the

Note 4 – Convertible Notes Payable (continued):

(j)           $400,000 convertible notes payable (continued)

exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $154,272 to capture the accretion of the debt discount since inception.  Total conversions of the principal amount to date amounted to $195,523 which were converted into shares of common stock, resulting in the current outstanding balance of $204,477 at September 30, 2012 as well as accrued interest in the total amount of $8,040 was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.00038	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	120.00%
Equivalent term (years)	-	-	3.31	3.81
Risk-free rate	-	-	0.63%	0.76%
Credit-risk adjusted yield	6.92%	7.37%	-	-
Dividends	-	-	-	-

(k)           $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest

Note 4 – Convertible Notes Payable (continued):

(k)           $600,000 convertible notes payable (continued)

closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $230,847 to capture the accretion of the debt discount from inception through September 30, 2012.  Total conversions of the principal amount to date amounted to $249,174 which were converted into shares of common stock, resulting in an outstanding principal balance of $350,826 at September 30, 2012. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	120.00%
Equivalent term (years)	-	-	3.46	3.96
Risk-free rate	-	-	0.67%	0.80%
Credit-risk adjusted yield	6.92%	7.19%	-	-
Dividends	-	-	-	-

(l)           $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor. On June 30, 2011, the new debt

Note 4 – Convertible Notes Payable (continued):

(l)           $221,937 convertible notes payable (continued)

holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants as the conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 Derivative Liabilities. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $2,531 to capture the accretion of the debt discount from inception through September 30, 2012. Total conversions of the principal amount to date amounted to $156,833 leaving a remaining outstanding principal face amount of $65,104 plus $806 in accrued interest was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.0004	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	120.00%	120.00%
Equivalent term (years)	--	--	3.75	4.25
Risk-free rate	--	--	0.75%	0.88%
Credit-risk adjusted yield	6.92%	7.19%	--	--
Dividends	--	--	--	--

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

under the same terms as the $500,000 convertible notes for a 3% finder’s fee in the amount of $15,000.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $57,277 to capture the accretion of the debt discount from inception through September 30, 2012. There have been no conversions of this debt, but $75,000 of the principal amount was sold to a new accredited investor in August, 2012 resulting in an outstanding balance of $425,000 (see Note 4 (q)) . Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$500,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.00038	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	115.00%	110.00%
Equivalent term (years)	--	--	3.79	4.29
Risk-free rate	--	--	0.76%	0.89%
Credit-risk adjusted yield	6.82%	7.19%	--	--
Dividends	--	--	--	--

(n)           $59,359 convertible notes payable

On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise

Note 4 – Convertible Notes Payable (continued):

(n)           $59,359 convertible notes payable (continued)

price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.   On May 29, 2012, a conversion for $50,000 was made for the issuance of shares of common stock, resulting in an outstanding balance of $9,359 at September 30, 2012.

(o)           $1,000,000 convertible notes payable

On February 22, 2012, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of March 31, 2014 in which we did sell $1,000,000.  We issued 50,000,000 Class A stock purchase warrants at an exercise price of $.02 with an expiration date of February 21, 2017.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $44,735 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $1,000,000 financing using the relative fair value method. We recorded $18,142 to capture the accretion of the debt discount from inception through September 30, 2012. There have been no conversions of this debt: however an allonge in the amount of $75,000 was made on August 22, 2012 for this February, 2012 debt thereby increasing the total outstanding balance from $1,000,000 to $1,075,000 (see Note 4 (q)).

Total financing costs paid from this financing amounted to $160,000. In addition, we applied three previous bridge loans for a total of $175,000 into this new financing, paid $103,451 for two other previous bridge loans including interest, resulting in a net amount of $561,549 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$1,000,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	September	March	September	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003	$0.0006	$0.003
Conversion or strike price	$0.00038	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	115.00%	110.00%
Equivalent term (years)	--	--	4.4	4.9
Risk-free rate	--	--	0.92%	1.06%
Credit-risk adjusted yield	6.92%	7.19%	--	--
Dividends	--	--	--	--

Note 4 – Convertible Notes Payable (continued):

(p)           $172,211 convertible notes payable

On March 31, 2012, we entered into an Extension Agreement with note holders who have existing convertible notes in the total outstanding amount of $1,722,211 with a due date of March 31, 2012 to extend the maturity date of these notes to March 31, 2014.  As consideration of the extension of the maturity date of these notes, we issued to each note holder a new convertible note with an interest rate of twelve percent (12%) in the principal amount representing ten percent (10%) of the principal amount owed to each note holder.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$172,211 Convertible Promissory Note Financing	Hybrid Note
	September	March
	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0006	$0.003
Conversion or strike price	$0.00038	$0.00222
Volatility (based upon Peer Group)	--	--
Equivalent term (years)	--	--
Risk-free rate	--	--
Credit-risk adjusted yield	6.92%	7.19%
Dividends	--	--

Note 4 – Convertible Notes Payable (continued):

(q)           $75,000 convertible note payable

On August 8, 2012, a new accredited investor, Southridge Partners II LP, purchased $75,000 of a previously issued $100,000 convertible note payable dated July 15, 2011 (see Note 4 (m)) held by Alpha Capital Anstalt.  A new replacement note for $75,000 was issued with a maturity date of January 15, 2013 with an interest rate of 10%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt. On August 22, 2012, an allonge in the amount of  $75,000 was made between Alpha and the Company in which Alpha attached the allonge to their February 22, 2012 note (see Note 4 (o)), thereby increasing the total February 22, 2012 convertible note held by Alpha from $175,000 to $250,000.

(r)           $125,000 convertible note payable

On August 31, 2012, we entered into an equity purchase agreement with Southridge Partners II, LP.  As a condition for the execution of this agreement, we issued a promissory convertible note in the principal amount equal to $125,000.  We received no cash proceeds. This note shall have no registration rights and has a maturity date of February 28, 2013.  The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The holder of this note is entitled any time after the maturity date to convert all or a portion of the principal amount of this note into shares of common stock at a conversion price equal to the current market price multiplied by seventy percent (70%).  Current market price means the average of the two (2) lowest closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported,  as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt.

(s)           $75,000 convertible note payable

On July 19, 2012, we entered into a consulting agreement with SC Advisors, Inc. to explore various options relating to equity financing, potential asset acquisitions, corporate recapitalization and growth management strategies (collectively consulting services). This agreement is subject to the Company paying a monthly retainer of $25,000, starting August 1, 2012.  The original agreement provided monthly payment in restricted preferred stock, but both parties agreed to payment by the issuance of convertible notes for the retainer payments.  As such, we issued a promissory convertible note on September 26, 2012 in the principal amount equal to $75,000 for payments of the August, September and October 2012 retainers ($25,000 per month times 3 months).  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of March 26, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as

Note 4 – Convertible Notes Payable (continued):

(s)           $75,000 convertible note payable (continued)

reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt.

(t)           $137,783 convertible note payable

On September 30, 2012, we entered into an Extension Agreement with note holders who have existing convertible notes in the total outstanding amount of $1,377,830 with  due dates of July 15, 2012 and September 17, 2012 to extend the maturity date of these notes to March 31, 2014.  As consideration of the extension of the maturity date of these notes, we issued to each note holder a new convertible note with an interest rate of ten percent (10%) in the principal amount representing ten percent (10%) of the principal amount owed to each note holder.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of September 30, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$137,783 Convertible Promissory Note Financing	Hybrid Note
September 30, 2012

Estimated fair value of underlying common share	$0.0006
Conversion or strike price	$0.00038
Volatility (based upon Peer Group)	--
Equivalent term (years)	--
Risk-free rate	--
Credit-risk adjusted yield	6.92%
Dividends	--

Note 5.    Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended September 30, 2012, we anticipate making those payments in late 2012.

On January 26, 2011, we entered into a promissory note with our landlord (Pishon Partners, LLC) in the principal amount of $75,762.  This amount is due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law.   Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, Pishon Partners, LLC sold $20,000 of the promissory note to Southridge Partners II LP.  This new replacement $20,000 note shall have the same terms as the original note except this new note shall indicate that the note was originally issued to the Seller on January 26, 2011 and shall be convertible into the Company’s common stock, at any time at an initial conversion price per shares equal to twenty five percent (25%) of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days immediately preceding a conversion date and shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On June 14 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012. The amounts are still outstanding,

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  The amount is still outstanding.

Note 6.    Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of September 30, 2012 and March 31, 2012:

Financing arrangement giving rise to		September	March
derivated financial instruments		30, 2012	31, 2012
$600,000	Face Value Convertible Note Financing	$753	$3,913
$500,000	Face Value Convertible Note Financing	570	2,964
$100,000	Face Value Convertible Note Financing	114	593
$120,000	Face Value Short Term Bridge Loan Financing	2	12
$120,000	Face Value Short Term Bridge Loan Financing	2	12
$60,000	Face Value Short Term Bridge Loan Financing	1	6
$33,000	Face Value Short Term Bridge Loan Financing	1	3
$120,000	Face Value Convertible Note Financing	47	241
$60,000	Face Value Convertible Note Financing	23	121
$200,000	Face Value Convertible Note Financing	162	837
$161,111	Face Value Convertible Note Financing	131	674
$50,000	Face Value Convertible Note Financing	41	209
$55,000	Face Value Convertible Note Financing	41	209
$137,500	Face Value Convertible Note Financing	112	575
$55,000	Face Value Convertible Note Financing	45	230
$900,000	Face Value Convertible Note Financing	22,074	113,810
$400,000	Face Value Convertible Note Financing	5,886	31,102
$600,000	Face Value Convertible Note Financing	16,602	89,678
$221,937	Face Value Convertible Note Financing	8,477	44,502
$500,000	Face Value Convertible Note Financing	11,705	57,528
$1,000,000	Face Value Convertible Note Financing	13,515	76,043

	Total derivative liabilities	$80,304	$423,262

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

Note 6.   Derivative Liabilities (continued)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the six months ended September 30, 2012 and 2011:

		Six Months	Six Months
Our financing arrangements giving rise to derivated financial instruments and the income effects:		Ended	Ended
Derivative income (expense):		September 30, 2012	September 30, 2011
$600,000	Face Value Convertible Note Financing	$3,160	$21,233
$500,000	Face Value Convertible Note Financing	2,394	16,084
$100,000	Face Value Convertible Note Financing	479	3,218
$120,000	Face Value Short Term Bridge Loan Financing	10	70
$120,000	Face Value Short Term Bridge Loan Financing	10	70
$60,000	Face Value Short Term Bridge Loan Financing	5	160
$33,000	Face Value Short Term Bridge Loan Financing	1	1
$55,000	Face Value Short Term Bridge Loan Financing	1	6
$120,000	Face Value Convertible Note Financing	194	1,359
$60,000	Face Value Convertible Note Financing	98	680
$200,000	Face Value Convertible Note Financing	675	4,718
$161,111	Face Value Convertible Note Financing	543	3,800
$50,000	Face Value Convertible Note Financing	168	1,180
$55,000	Face Value Convertible Note Financing	168	1,180
$137,500	Face Value Convertible Note Financing	463	3,243
$55,000	Face Value Convertible Note Financing	185	1,298
$900,000	Face Value Convertible Note Financing	91,736	641,614
$400,000	Face Value Convertible Note Financing	25,216	178,494
$600,000	Face Value Convertible Note Financing	61,676	517,597
$221,937	Face Value Convertible Note Financing	36,025	(187,038)
$500,000	Face Value Convertible Note Financing	45,823	(170,935)
$1,000,000	Face Value Convertible Note Financing	62,528	-
	Day-one derivative expense	(84,439)	-
Total derivative income (expense) arising from fair value adjustments		$247,119	$1,038,032

Note 6.    Derivative Liabilities (continued)

		Six Months	Six Months
		Ended	Ended
		September 30, 2012	September 30, 2011
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$-	$58,342
$500,000	Face Value Convertible Note Financing	(125,390)	411,142
$312,000	Face Value Convertible Note Financing	(9,077)	6,456
$120,000	Face Value Convertible Note Financing	(18,238)	160,182
$5,000	Face Value Convertible Note Financing	(4,193)	6,674
$5,000	Face Value Convertible Note Financing	-	6,674
$60,000	Face Value Convertible Note Financing	(50,314)	80,091
$70,834	Face Value Convertible Note Financing	(59,398)	94,553
$27,778	Face Value Convertible Note Financing	(26,779)	32,931
$200,000	Face Value Convertible Note Financing	(96,408)	154,106
$111,112	Face Value Convertible Note Financing	73,388	30,468
$161,111	Face Value Convertible Note Financing	(77,663)	314,906
$507,500	Face Value Convertible Note Financing	(144,437)	122,723
$50,000	Face Value Convertible Note Financing	(22,597)	114,936
$55,000	Face Value Convertible Note Financing	7,773	137,529
$137,500	Face Value Convertible Note Financing	10,107	128,732
$100,000	Face Value Convertible Note Financing	(20,403)	117,695
$55,000	Face Value Convertible Note Financing	7,773	137,529
$900,000	Face Value Convertible Note Financing	(199,293)	(42,547)
$400,000	Face Value Convertible Note Financing	(79,609)	412,201
$600,000	Face Value Convertible Note Financing	(127,859)	146,535
$221,937	Face Value Convertible Note Financing	(203,839)	201,924
$500,000	Face Value Convertible Note Financing	(160,175)	420,095
$1,000,000	Face Value Convertible Note Financing	(329,698)	-
$172,211	Face Value Convertible Note Financing	(55,720)	-
$75,000	Face Value Convertible Note Financing	(10,204)	-
$200,000	Face Value Convertible Note Financing	(27,816)	-
$137,783	Face Value Convertible Note Financing	(266,687)	-

Total interest income (expense) arising from fair value adjustments		(2,016,756)	3,253,877
Other interest expense		(460,732)	(144,737)
Interest income (expense) and other financing costs		$(2,477,488)	$3,109,140

Our derivative liabilities as of September 30, 2012, and our derivative income and expense during the quarter ended September 30, 2012 are significant to our consolidated financial statements. The magnitude of derivative income (expense) reflects the following:

Note 6.   Derivative Liabilities (continued)

In connection with our accounting for the various face value convertible promissory notes and warrant financings, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values.  That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. For the six months ended September 30, 2012, we recorded day-one derivative expense of $84,439.  In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of September 30, 2012, our management concluded that registration payments are not probable.

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

Weed & Co. LLP has served as our main outside legal counsel and holds a convertible note payable in the amount of $59,359.  On May 29, 2012, they converted $50,000 of the above note payable into 46,728,972 shares of common stock resulting in an outstanding balance of $9,359.  On October 8, 2012, the remaining balance of $9,359 and all accrued interest for $1,928 were converted into 26,426,627 shares of common stock resulting in no outstanding due balance for the convertible note and accrued interest payables.

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

(b) Common Stock Warrants

As of September 30, 2012, the Company had the following outstanding warrants:

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

   (c) Common Stock Issued During the Six Months Ended September 30, 2012:

At September 30, 2012, we had issued and outstanding 1,503,218,796 shares of common stock of which 5,288,962 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

(c) Common Stock Issued During the Six Months Ended September 30, 2012 (continued):

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

On April 26, 2012, we issued 5,800,000 shares of common stock pursuant to a conversion of June, 2011 convertible notes for $7,076 at a conversion price of $.00122.

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

On June 11, 2012, we issued 4,900,000 shares of common stock pursuant to a conversion of July, 2010 convertible notes for $5,145 at a conversion price of $.00105.

Note 8.    Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Six Months Ended September 30, 2012 (continued):

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

On July 1, 2012, we issued 36,000,000 shares of common stock pursuant to two conversions of July, 2010 convertible notes for a total of $24,000 and $4,800 accrued interest at a conversion price of $.0008.

On July 27, 2012, we issued 50,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $29,300 at a conversion price of $.000586.

On August 8, 2012, we issued 4,950,000 shares of common stock pursuant to terms of certain athlete contracts valued at $99,000 with conversion at the contracted $.02 conversion price.

On August 15, 2012, we issued 8,853,333 shares of common stock pursuant to a conversion of March, 2011 debt for $805 and $3,179 accrued interest at a conversion price of $.00045.

On August 15, 2012, we issued 16,626,267 shares of common stock pursuant to a conversion of July, 2010 debt of $7,482 at a conversion price of $.00045.

On August 16, 2012, we issued 4,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $1,720 at a conversion price of $.00043.

On August 22, 2012, we issued 40,000,000 shares of common stock pursuant to a conversion of February, 2008 debt of $16,000 at a conversion price of $.0004.

On September 5, 2012, we issued 60,000,000 shares of common stock pursuant to a conversion of July, 2011 debt that was purchased in August, 2012 by another accredited investor of $24,000 at a conversion price of $.0004.

On September 5, 2012, we issued 60,000,000 shares of common stock pursuant to a conversion of July, 2010 debt of $24,000 at a conversion price of $.0004.

On September 6, 2012, we issued 10,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $4,000 at a conversion price of $.0004.

On September 19, 2012, we issued 15,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $10,125 at a conversion price of $.000675.

On September 18, 2012, we issued 5,000,000 shares of common stock pursuant to a conversion of July, 2010 debt of $3,375 at a conversion price of $.000675.

On September 27, 2012, we issued 60,000,000 shares of common stock pursuant to a conversion of July, 2011 debt that was purchased in August, 2012 by another accredited investor of $22,500 at a conversion price of $.000375.

Note 8.   Stockholders’ Deficit (continued):

(d) Warrants Issued During the Six Months Ended September 30, 2012:

 None

(e) Options Issued During the Six Months Ended September 30, 2012:

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

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used determine fair value.

Fair Value Measurements at Reporting Date Using
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$80,304	$-	$-	$80,304

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2012	$423,262
Total gains or (losses) (realized/unrealized):
Included in earnings	(247,119)
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(95,839)
Transfer in and/or out of Level 3	-
Ending Balance, September 30, 2012	$80,304

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The lease provides for annual 4% increases throughout its term. During August 1, 2012, we entered into a first amendment of the lease agreement to reduce the size of the premises by 2,750 square feet from 5,561 square feet to 2,811 square feet.  The current minimum monthly base rent is $4,385. The new expiration date is August 31, 2015.

Future minimum rental payments for the new office lease, based on the current minimum monthly amount of $4,385 and excluding variable common area maintenance charges, as of September 30, 2012, are as follows:

Years ending March 31,	Amount
2013	$26,311
2014	52,622
2015	52,622
2016	21,926
$153,481

Rental expense, which also includes maintenance and parking fees, for the six months ended September 30, 2012, was $49,212.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 11.   Subsequent Events:

On October 5, 2012, we issued 10,666,667 shares of common stock pursuant to a conversion of accrued interest for $4,000 from the July, 2010 debt at a conversion price of $.000375.

On October 5, 2012, we issued 64,733,333 shares of common stock pursuant to a conversion of July, 2011 debt for $24,275 at a conversion price of $.000375.

On October 8, 2012, we issued 26,426,627 shares of common stock pursuant to a conversion of November, 2011 debt for $9,360 and accrued interest for $1,926 at a conversion price of $.00043.

On October 10, 2012, we issued 50,000,000 shares of common stock pursuant to a conversion of February, 2008 debt for $20,000 at a conversion price of $.0004.

On October 11, 2012, we issued 75,000,000 shares of common stock pursuant to a conversion of February, 2008 debt for $30,000 at a conversion price of $.0004.

On October 11, 2012, we issued 9,941,176 shares of common stock pursuant to a conversion of July, 2011 debt for $4,225 at a conversion price of $.000425.

Note 11.   Subsequent Events (continued):

On October 11, 2012, we issued 10,000,000 shares of common stock pursuant to a  September 13, 2012 conversion that was sent late of June, 2011 debt for $5,250 at a conversion price of $.000525.

On October 12, 2012, we issued 15,000,000 shares of common stock pursuant to a conversion of March, 2011 debt for $6,375 at a conversion price of $.000425.

On October 12, 2012, Pishon Partners, LLC sold $20,000 of their promissory note to Southridge Partners II LP.  This new replacement $20,000 note shall have the same terms as the original note except this new note shall indicate that the note was originally issued to the Seller on January 26, 2011 and shall be convertible into the Company’s common stock, at any time at an initial conversion price per shares equal to twenty five percent (25%) of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days immediately preceding a conversion date and shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On October 18, 2012, we issued 86,000,000 shares of common stock pursuant to a conversion of July, 2010 debt for $51,600 at a conversion price of $.0006.

On October 18, 2012, we entered into an allonge number 2 to a secured note issued February 22, 2012 in the amount of $150,000 less a finder’s fee of $15,000 for net proceeds received in the amount of $135,000.  As part of this transaction, an Assignment and Escrow Agreement was entered among Alpha Capital Anstalt, Southridge Partners II LP and the Company in which $125,000 of a $253,750 November 19, 2009 note was sold to Southridge Partners.

On October 24, 2012, we issued 50,000,000 shares of common stock pursuant to a conversion of February, 2008 debt for $21,334 at a conversion price of $.00042667.

On October 24, 2012, we issued 44,444,444 shares of common stock pursuant to a conversion of October, 2012 debt (purchased from a January, 2011 note) for $20,000 at a conversion price of $.00045.

On October 31, 2012, we issued 20,000,000 shares of common stock pursuant to a conversion of June, 2011 debt for $8,000 at a conversion price of $.0004.

On November 1, 2012, we issued a convertible promissory note for $25,000 which applies to the November, 2012 advisory fee from Southridge Partners in accordance with the consulting agreement between Southridge Partners and the Company.

 On November 9, 2012, we entered into an allonge number 3 to a secured note issued February 22, 2012 in the amount of $135,000 less a finder’s fee of $10,000 for net proceeds received in the amount of $125,000.  As part of this transaction, an Assignment and Escrow Agreement was entered among Alpha Capital Anstalt, Southridge Partners II LP and the Company in which $125,000 of a $253,750 November 19, 2009 note was sold to Southridge Partners.

On November 8, 2012, we issued 130,000,000 shares of common stock pursuant to a conversion of February, 2008 debt for $38,376 and accrued interest for $24,024 at a conversion price of $.00048.

On November 8, 2012, we issued 155,520,833 shares of common stock pursuant to a conversion of $74,650 November, 2009 debt assigned in October, 2012 to another debt holder at a conversion price of $.00048.

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

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in 2013.

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

Increase in Authorized Shares

A meeting was held on April 27, 2012 in which a majority of the stockholders voted in favor of the amendment to increase the authorized shares.  As such, the state of Delaware approved on May 1, 2012 the increase in our authorized shares of common stock from one billion (1,000,000,000) to five billion (5,000,000,000).  We are reflecting that increase in our financial statements for the period ended September 30, 2012.

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended September 30, 2012. We use

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011:

For the six months ended September 30, 2012, our primary expenses related to salaries and marketing and promotion expenses.  Total operating expenses for the six months ended September 30, 2012 were $1,500,451 which were $603,147 more than last year’s similar expenses for $897,304.

Derivative income was $247,119, and interest expense was $2,477,488 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable and warrants.  These figures are different with the results for last year’s  results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the six months ended September 30, 2012 of $3,706,167 leading to basic and diluted loss per share of $.00  as compared to a net profit for the six months ended September 30, 2011 of $3,251,575 which includes the recognition of derivative income of $1,038,032 and $3,109,140 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the six months ended September 30, 2012 was 1,134,481,143. The basic earnings per common share was $.03, and the diluted earnings per share was $.01 for the six months ended September 30, 2011 based on a weighted average number of common shares outstanding of 102,313,491 for the basic earnings per shares and 353,118,938 for the diluted earnings per share.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011:

For the three months ended September 30, 2012, our primary expenses related to salaries and professional fees. Total  operating expenses for the three months ended September 30, 2012 were $969,422 which were $628,027 more than last year’s similar expenses for $361,395.

Derivative expense was $18,761, and interest expense was $3,006,822 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable and warrants.  These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended September 30, 2012 of $3,988,713 leading to basic and diluted loss per share of $.00 as compared to a net profit for the three months ended September 30, 2011 of $2,648,055 which includes the recognition of derivative income of $437,643 and $2,573,252 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended September 30, 2012 was 1,283,961,383. The basic earnings per common share was $.02, and the diluted earnings per share was $.01 for the three months ended September 30, 2011 based on a weighted average number of common shares outstanding of 116,450,786 for the basic earnings per shares and 367,256,233 for the diluted earnings per share.

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

For the six months ended September 30, 2012 compared to six months ended September 30, 2011:
Net cash used in operating activities for the six months ended September 30, 2012 was $444,002 which was mainly the effect of changes in our operating assets. Our loss of $3,706,167 is offset by non-cash items of $2,016,756 for the changes in the fair values of our convertible notes payable as well as $848,994 for changes in our accounts payable and accrued liabilities. Net cash used in operating activities for the six months ended September 30, 2011 was $724,983 which was mainly the effect of changes in our operating assets.  Our profit of $3,251,575 was offset by non-cash items of $1,038,032 in derivative income and $3,253,876 for the changes in fair values of our convertible notes payable.

Net cash flows generated by operating activities for the six months ended September 30, 2012 as well as for the six months ended September 30, 2011 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

There was no net cash used in our investing activities for the six months ended September 30, 2012 as compared to $1,694 for the six months ended September 30, 2011.  These funds for the prior year were used mainly for the purchase of equipment in our office.

Net cash provided by our financing activities was $315,000 for the six months ended September 30, 2012 as compared to $500,000 for the six months ended September 30, 2011.

Comparison of the six months ended September 30, 2012 to the six months ended September 30, 2011:

The major variances in the Condensed Consolidated Statements of Cash Flows for the six months of September 30, 2012 as compared to the six months of September 30, 2011 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the six months ended September 30, 2012 for $848,994 as compared to the six months ended September 30, 2011 for $(210,390) were the result of paying fewer accounts payable related items in 2012. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the six months ended September 30, 2012 were the result of two short-term note financings in 2012 for a total of $240,000  and one allonge for $75,000 compared to higher new financings of $500,000 for the six months ended September 30, 2011.

ITEM 2. –      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

External Sources of Liquidity:

For the six months ended June 30, 2012:

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

On August 22, 2012, we executed a $75,000 allonge with Alpha Capital Anstalt to a secured convertible note for $100,000 dated February 22, 2012 in which we received the full $75,000 amount on the same date.

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

RECENT ACCOUNTING PRONOUNCEMENTS: (continued)

Company, the amendment is effective for fiscal 2013. The effect of adoption will have minimum impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

In October, 2012, the Financial Accounting Standards Board issued an ASU that contained amendments that affect a wide variety of topics in the Codification.  These amendments cover a wide range of topics in the Codification and represent changes to clarify the Codifications, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  These amendments will be effective for fiscal periods beginning after December 15, 2012.  We feel the effect of adoption will have a minimum impact on the Company.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $5,001,356 outstanding at September 30, 2012. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012

	Default	Accrued
Original Note	Issue	Default	$Amount	Interest		Interest	Default
Amount	Date	Due Date	Yes/No	Past Due		Rate	Rate	Interest

CONVERTIBLE NOTES (a)

$600,000	October, 2007	3/31/2014	No	-		10%	15%	-
$312,000	January, 2008	3/31/2014	No	-		None-discount note	15%	-
$500,000	February, 2008	3/31/2014	No	-		10%	15%	-
$100,000	June, 2008	3/31/2014	No	-		10%	15%	-
$263,333	September, 2008	3/31/2014	No	-		None-discount note	15%	-
$60,833	December, 2008	3/31/2014	No	-		None-discount note	15%	-
$200,834	January, 2009	3/31/2014	No	-		15%	15%	-
$60,000	February, 2009	3/31/2014	No	-		15%	15%	-
$361,112	March, 2009	3/31/2014	No	-		12%	20%	-
$27,778	October, 2009	3/31/2014	No	-		12%	20%	-
$618,612	November, 2009	3/31/2014	No	-		12%	20%	-
$150,000	January, 2010	3/31/2014	No	-		12%	20%	-
$192,500	March, 2010	3/31/2014	No	-		12%	20%	-
$55,000	May, 2010	3/31/2014	No	-		10%	20%	-
$900,000	July, 2011	3/31/2014	No	-		10%	20%	-
$400,000	January, 2011	3/31/2014	No	-		10%	20%	-
$600,000	March, 2011	3/31/2014	No	-		10%	20%	-
$221,937	June, 2011	3/31/2014	No	-		10%	20%	-
$500,000	July, 2011	1/15/2013	No			10%	20%	-
$59,359	November, 2011	5/5/2012	Yes (a)	9,359	(b)	5%	None	-
$1,000,000	February, 2012	8/22/2013	No	-		10%	20%	-
$172,211	March, 2012	3/31/2014	No	-		12%	20%	-
$125,000	August, 2012	2/28/2013	No	-		None	None	-
$75,000	September, 2012	3/26/2013	No	-		None	None	-
$137,783	September, 2012	3/31/2014	No	-		10%	20%	-

$7,693,292

SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes (a)	$60,000			15%	$30,395
$55,000	August 5, 2008	Past due	Yes (a)	$55,000			15%	$44,485

$115,000	Total amount past due			$115,000				$74,880

(a) Notes indicated in default are in default because they are past due.
(b) Remaining $9,359 balance was converted into shares of common stock in October, resulting in no outstanding balance.

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

As of September 30, 2012, we had total shareholders’ deficit of $16,408,531 and a working capital deficit of $10,364,029, compared to a total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079 at March 31, 2012. Cash and cash equivalents were $3,118 as of September 30, 2012 as compared to $132,120 at March 31, 2012. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At September 30, 2012, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At September 30, 2012, we were in default on short term bridge notes totaling $115,000 in principal.  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,001,356 in principal face value at September 30, 2012. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2014, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 30, 2012, we had issued and outstanding options and warrants that may be exercised into 241,029,518 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, outstanding principal convertible notes totaling  $5.001.356 and accrued interest payable of $1,123,882 which together may be converted into 306,513,252 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 1,503,218,796 shares of common stock outstanding as of September 30, 2012 of which 1,497,929,834 shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,001,356 which may be converted into 250,067,783 shares of common stock and warrants that may be exercised into 212,900,441 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on April 27, 2012 approved the increase of our authorized shares from one billion to five billion shares which makes more shares available for issuance.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of September 30, 2012, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,390 since January 16, 2012.  The $15,000 was already recorded in our records.  A Notice of Filing Settlement Agreement was filed on August 14, 2012 in the county court of Broward County, Florida whereas a settlement plan was agreed by both parties in which we will pay the

PART II – OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings (continued)

total sum of $15,390 with $3,390 on September 1, 2012 and $3,000 on the first day of each following month for four months until the total is paid in full. We have paid a total of $6,390 to date.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2012, a new accredited investor, Southridge Partners II LP, purchased $75,000 of a previously issued $100,000 convertible note payable dated July 15, 2011 held by Alpha Capital Anstalt. A new replacement note for $75,000 was issued with a maturity date of January 15, 2013 with an interest rate of 10%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.   On August 22, 2012, an allonge in the amount of $75,000 was made between Alpha Capital Anstalt and the Company in which Alpha attached the allonge to their February 22, 2012 note, thereby increasing the total February 22, 2012 convertible note held by Alpha from $175,000 to $250,000.

On August 31, 2012, we entered into an equity purchase agreement with Southridge Partners II, LP.  As a condition for the execution of this agreement, we issued a promissory convertible note in the principal amount equal to $125,000.  We received no cash proceeds. This note shall have no registration rights and has a maturity date of February 28, 2013.  The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The holder of this note is entitled any time after the maturity date to convert all or a portion of the principal amount of this note into shares of common stock at a conversion price equal to the current market price multiplied by seventy percent (70%).  Current market price means the average of the two (2) lowest closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported,  as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.

On July 19, 2012, we entered into a consulting agreement with SC Advisors, Inc. to explore various options relating to equity financing, potential asset acquisitions, corporate recapitalization and growth management strategies (collectively consulting services). This agreement is subject to the Company paying a monthly retainer of $25,000, starting August 1, 2012.  The original agreement provided monthly payment in restricted preferred stock, but both parties agreed to payment by the issuance of convertible notes for the retainer payments.  As such, we issued a promissory convertible note on September 26, 2012 in the principal amount equal to $75,000 for payments of the August, September and October 2012 retainers ($25,000 per month times 3 months).  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of March 26, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.

PART II – OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On September 30, 2012, The Company entered into an extension agreement with certain noteholders for their notes that had maturity dates of July 15, 2012 and/or September 17, 2012 to March 31, 2014.  In consideration for this extension, the Company issued to each applicable noteholder a convertible note in the principal amount representing ten percent (10%) of the principal amount owed to each noteholder (Alpha Capital Anstalt – $42,500, Whalehaven Capital Fund Limited - $65,100, Centaurian Fund - $6,000, Naomi Klissman - $5,000, Sam Berkowitz - $484, J. Maya IRA - $1,948, J & N Invest LLC - $5,404, Joe & Sue Maya - $2,895, Seth Farbman - $897, Ramshead Holding Ltd. - $1,045 and Jody Eisenman - $6,510 for a grand total of $137,783). The conversion price shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $0.02, subject to further reductions as described in the notes.  These notes have an interest rate of 10% and are due March 31, 2014.  There are no warrants associated with these notes.

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

During the three months ended September 30, 2012, the Company issued a total of 365,479,600 shares of common stock for the conversions of $135,825 of principal of convertible notes payable and $39,461 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3. Defaults on Senior Securities

As of September 30, 2012, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. In addition, we were in default in paying the remaining outstanding balance of $9,359 for a November 3, 2011 convertible note as of September 30, 2012, but the remaining $9,359 balance was converted into shares of common stock during October, 2012, resulting in the convertible note being fully converted with no outstanding balance.

Item 5. Other Information

See Note 11 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description	Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(2)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c )	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)

(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)

		(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Personal Services Agreement	(23)
(10)(69)	Promissory Notes	(23)
(10)(70)	First Amendment to Lease Agreement	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))		X
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012		X
(10)(76)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012		X
(10)(77)	Extension Agreement Dated September 30, 2012		X
(10)(78)	Securities Transfer Agreement dated October 12, 2012		X
(10)(79)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued February 22, 2012		X
(10)(80)	Assignment and Escrow Agreement dated October 26, 2012		X
(10)(81)	Promissory Note November 1, 2012		X
(10)(82)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued February 22, 2012		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(20) previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(21) previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22) previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)
(23) previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(24) previously filed with the Commission on August 28, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-004963)

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

Date: November 19, 2012

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer