Form 10-Q
period 2012-12-31
Attitude Drinks Inc.
filed 2013-02-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408 USA
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 5,996,366,568 shares issued and outstanding as of February 15, 2013.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

		PAGE #
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets – December 31, 2012 (unaudited) and March 31, 2012	3
	Condensed Consolidated Statements of Operations – Three Months Ended December 31, 2012 and 2011 (unaudited) and Nine Months Ended December 31, 2012 and 2011 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows – Nine Months Ended December 31, 2012 and 2011 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	67

Item 4.	Controls and Procedures	67

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	68

Item 2.	Unregistered Sales of Equity and Use of Proceeds	69

Item 3.	Defaults upon Senior Securities	71

Item 4.

Item 5.	Other Information	71
.
Item 6.	Exhibits	72

SIGNATURES		76

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2012	March 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,881	$132,120
Accounts receivable less allowance for doubtful accounts of $817		`
at March 31, 2012	62,305	43,895
Inventories	166,059	258,496
Prepaid expenses	64,158	53,385
TOTAL CURRENT ASSETS	310,403	487,896

FIXED ASSETS, NET	30,994	24,653

OTHER ASSETS:
Trademarks, net	23,858	25,280
Deposits and other	20,396	20,996
TOTAL OTHER ASSETS	44,254	46,276

TOTAL ASSETS	$385,651	$558,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,612,313	$1,685,120
Accrued liabilities	5,122,871	4,165,800
Derivative liabilities	23,203	423,262
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	4,217,671	2,726,657
Non-convertible notes payable	316,012	86,012
Deferred revenue	-	7,661
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	11,428,533	9,230,975

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	4,522,465	5,346,744

STOCKHOLDERS' (DEFICIT):
Series A convertible preferred stock par value $0.001 per share,
20,000,000 shares authorized, 9,000,000 shares issued and outstanding
at December 31, 2012 and March 31, 2012, respectively	9,000	9,000
Common stock, par value $0.001, 5,000,000,000 and 1,000,000,000 shares authorized and 3,349,599,068 and 854,047,952 shares issued and outstanding at December
31, 2012 and March 31, 2012, respectively	3,349,599	854,048
Additional paid-in capital	13,889,012	13,634,608
Deficit accumulated	(32,812,958)	(28,516,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(15,565,347)	(14,018,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$385,651	$558,825

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$115,083	$40,171	$345,507	$131,626
Product and shipping costs	(91,553)	(34,073)	(297,324)	(123,821)
GROSS PROFIT	23,530	6,098	48,183	7,805

OPERATING EXPENSES:
Salaries, taxes and employee benefits	235,642	109,522	1,103,171	394,095
Marketing and promotion	44,537	77,978	216,808	280,041
Consulting fees	75,000	24,936	127,111	74,485
Professional and legal fees	44,500	80,067	164,147	190,499
Travel and entertainment	12,303	9,200	47,551	35,865
Stock compensation expense	-	130,106	99,504	130,106
Other operating expenses	57,598	73,100	211,739	297,122
Total Operating Expenses	469,580	504,909	1,970,031	1,402,213

LOSS FROM OPERATIONS	(446,050)	(498,811)	(1,921,848)	(1,394,408)

OTHER INCOME (EXPENSE):
Derivative income (expense)	44,222	(27,624)	291,341	1,010,408
Interest and other financing costs	(188,412)	(2,838,008)	(2,665,900)	271,132
Total Other Income (Expense)	(144,190)	(2,865,632)	(2,374,559)	1,281,540

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(590,240)	(3,364,443)	(4,296,407)	(112,868)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(590,240)	$(3,364,443)	$(4,296,407)	$(112,868)

Basic income (loss) per common share	$-	$(0.02)	$-	$-

Diluted income (loss) per common share	$-	$(0.02)	$-	$-

Weighted average common shares
outstanding - basic	2,364,897,216	173,660,643	1,546,111,248	126,182,356

Weighted average common shares
outstanding - diluted	2,364,897,216	173,660,643	1,546,111,248	126,182,356

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2012	2011
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(4,296,407)	$(112,868)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	5,982	5,205
Compensatory stock and warrants	99,504	167,506
Finance costs incurred through issuance of convertible notes	175,000	-
Bad debt expense	(817)	-
Derivative expense/(income)	(291,341)	(1,010,408)
Fair value adjustment of convertible notes	2,064,695	(435,719)
Amortization of debt discount	303,612	276,480
Changes in operating assets and liabilities:
Accounts receivable	(17,593)	4,180
Prepaid expenses and other assets	(10,173)	(119,593)
Inventories	92,437	(17,056)
Deferred revenue	(7,661)	1,525
Accounts payable and accrued liabilities	904,424	241,437
Net cash (used) in operating activities	(978,338)	(999,311)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(10,901)	(1,694)
Net cash (used) in investing activities	(10,901)	(1,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	690,000	500,000
Proceeds from short-term bridge loans payable	250,000	400,000
Other costs of financing	(65,000)	-
Repayment of notes	-	(125,000)
Net cash provided by financing activities	875,000	775,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(114,239)	(226,005)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,120	233,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17,881	$7,332

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 31, 2012

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

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated.  Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408.  The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB: ATTD) began trading June 2008.

The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2012 and 2011 and the results of its operations and cash flows for the nine month periods ended December 31, 2012 and 2011.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2012, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Note 1.     Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

The results of operations for the nine month period ended December 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the nine month period ended December 31, 2012, a working capital deficit of $11,118,130 as of December 31, 2012 and has incurred losses to date resulting in an accumulated deficit of $32,812,958 including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	December 31, 2012	March 31, 2012
	(unaudited)

Finished goods	$166,059	$252,413
Finished goods on consignment	-	6,083

Total inventories	$166,059	$258,496

(d)           Prepaid expenses:

Prepaid expenses of $64,158 consist mainly for retainers for legal fees, prepaid insurance and prepaid promotional coupon costs.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the nine months ended December 31, 2012 was $1,423.

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

 (g)         Income (Loss) Per Common Share:

The basic income (loss) per common share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted  (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 31, 2012, potential common shares arising from the Company’s stock warrants, stock options, convertible debt, accrued interest payable and preferred stock amounting to 606,986,678 shares would have been used for diluted income per share, but that is not applicable since we reported a net loss.

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

Note 2.     Accrued Liabilities:

 Accrued liabilities consist of the following:

	December 31, 2012	March 31, 2012
	(unaudited)

Accrued payroll and related taxes	$2,781,167	$2,111,853
Accrued marketing program costs	580,000	580,000
Accrued professional fees	79,250	70,000
Accrued interest	1,188,547	1,037,044
Accrued board of directors' fees	161,792	134,792
Other expenses	332,115	232,111

Total	$5,122,871	$4,165,800

Note 3.     Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	December 31, 2012	March 31, 2012
	(unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

Note 3.     Short-term Bridge Loans (continued):

April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of debt of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of December 31, 2012, this April 14, 2008 note was considered in default for non-payment. As of this date, the Company is still trying to find the debt holder to extend the due date of the note as the previous address is no longer valid. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000 warrants granted on January 27, 2009 have expired. The exercise price of the 6,000 warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500 shares of our common stock and 5,500 shares of restricted common stock as consideration for the extension. We recorded a loss on extinguishment of debt of $2,112 in accordance with the FASB Accounting Standards Codification. As of December 31, 2012, this note was considered in default for non-payment. The debt holder is a board director and will extend the note once we locate the debt holder of the above April 14, 2008 debt.

The exercise price of the warrants was reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.

Note 3.     Short-term Bridge Loans (continued):

August 5, 2008 financing (continued):

Information and significant assumptions as of December 31, 2012 and March 31, 2012 for warrants which are required to be recorded at fair value each reporting period:

	Extension Warrants
	December 31,	March 31,
	2012	2012
	(unaudited)
Estimated fair value of underlying common share	$0.0002	$0.0015
Conversion or strike price	$1.00	$1.00
Volatility (based upon Peer Group)	120.00%	115.00%
Equivalent term (years)	1.07	1.83
Risk-free rate	0.17%	0.33%
Dividends	--	--

Note 4.     Convertible Notes Payable:

Convertible debt carrying values consist of the following:

		December 31,	March 31,
		2012	2012
$312,000	Convertible Note Financing, due March 31, 2014 (a)	$38,045	$31,201
$1,200,000	Convertible Note Financing, due March 31, 2014 (b)	68,317	569,774
$243,333	Convertible Note Financing, due March 31, 2014 (c)	292,000	292,000
$60,833	Convertible Note Financing, due March 31, 2014 (d)	60,833	60,833
$20,000	Convertible Note Financing, due March 31, 2014 (c)	20,000	20,000
$120,000	Convertible Note Financing, due March 31, 2014 (e)	78,147	74,932
$5,000	Convertible Note Financing, due March 31, 2014 (e)	14,905	11,964
$60,000	Convertible Note Financing, due March 31, 2014 (e)	127,685	92,394
$70,835	Convertible Note Financing, due March 31, 2014 (e)	151,352	109,689
$507,500	Convertible Note Financing, due March 31, 2014 (f)	66,109	529,393
$200,000	Convertible Note Financing, due March 31, 2014 (e)	157,651	79,372
$161,111	Convertible Note Financing, due March 31, 2014 (e)	135,794	72,736
$27,778	Convertible Note Financing, due March 31, 2014 (e)	45,638	23,894
$111,112	Convertible Note Financing, due March 31, 2014 (g)	241,999	229,636
$50,000	Convertible Note Financing, due March 31, 2014 (e)	43,431	26,122
$55,000	Convertible Note Financing, due March 31, 2014 (e)	271,205	322,408
$137,500	Convertible Note Financing, due March 31, 2014 (e)	337,912	404,494
$55,000	Convertible Note Financing, due March 31, 2014 (e)	271,205	322,408
$100,000	Convertible Note Financing, due March 31, 2014 (h)	51,460	38,829
$900,000	Convertible Note Financing, due March 31, 2014 (i)	333,737	568,135
$400,000	Convertible Note Financing, due March 31, 2014 (j)	454,189	415,335
$600,000	Convertible Note Financing, due March 31, 2014 (k)	720,769	722,663
$221,937	Convertible Note Financing, due March 31, 2014 (l)	40,437	132,508
$500,000	Convertible Note Financing, due February 28, 2013 (m)	649,867	828,664
$59,359	Convertible Note Financing due May 5, 2012 (n)	-	59,359
$1,000,000	Convertible Note Financing due March 31, 2014 (o)	3,264,223	1,733,696
$172,211	Convertible Note Financing due March 31, 2014 (p)	302,755	300,962
$75,000	Convertible Note Financing due January 15, 2013 (q)	178,571	-
$125,000	Convertible Note Financing due February 28, 2013 (r)	53,185	-
$75,000	Convertible Note Financing due March 26, 2013 (s)	40,565	-
$137,783	Convertible Note Financing due March 31, 2014 (t)	196,900	-
$25,000	Convertible Note Financing due April 30, 2013 (u)	31,250	-
	Total convertible notes payable	$8,740,136	$8,073,401

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

Note 4.     Convertible Notes Payable (continued):

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

Note 4.     Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

The indexed shares and closing dates for the one outstanding tranche of the $1,200,000 financing are as follows:

		Shares
		Indexed	Series A	Series B
Financing	Closing date	to Note	Warrants	Warrants

$500,000 Face Value Convertible Note Financing	February 15, 2008	515,857,382	757,304	75,758

Total		515,857,382	757,304	75,758

The convertible promissory notes were initially convertible into common shares based on a fixed conversion price of $6.60 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts. The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Scholes valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 –Derivative Liabilities.

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

On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). To date, a total of $816,000 of the principal balance and $312,892 in accrued interest have been converted into shares of common stock, and a total of $301,608 of the principal balance was sold to other accredited investors, resulting in the outstanding principal amount of $82,392 at December 31, 2012.

Note 4.     Convertible Notes Payable (continued):

(b)	$1,200,000 convertible notes payable (continued)

The original principal amounts of $600,000 from October, 2007 and $100,000 from June, 2008 out of the original total of $1,200,000 financing have been fully converted into shares of common stock and/or sold to other accredited investors.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

$500,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	30, 2012	31, 2012	30, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0003	$0.0048
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.28%	0.62%
Credit-risk adjusted yield	6.91%	7.19%	-	-
Dividends	-	-	-	-

(c)	$243,333 convertible notes payable

On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,384 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,384 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,768 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 4(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 4 (h).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)). The current outstanding face principal amount as of December 31, 2012 was $93,333 as an assignment/sale of $150,000 was made to another accredited investor (see Note 4 (u)-v. In originally evaluating the financing transaction, we concluded that the conversion feature was not clearly and closely related to the debt instrument since the risks are those of an equity security; however, we determined that the conversion feature met the paragraph 11(a) exemption and did not require liability classification under the FASB Accounting Standards Codification.  Since the embedded conversion feature did not require liability classification, we were required to consider if the contract embodied a beneficial conversion feature (“BCF”).  The conversion option is contingent on a future stock price so under the guidance of The FASB Accounting Standards Codification, the beneficial conversion feature was calculated at inception but will not be recognized until the contingency is resolved.  The aggregate BCF at its intrinsic value amounted to $192,739. This amount gives effect to (i) the trading market price on the contract date and (ii) the effective conversion price after allocation of proceeds to the warrants. Notwithstanding, BCF was limited to the value ascribed to the note (using the relative fair value approach).

Note 4.     Convertible Notes Payable (continued):

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

Note 4.     Convertible Notes Payable (continued):

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

(e)	$942,224 convertible notes payable

On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.   On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, $331, 535 of the principal balance and $100,012 of accrued interest were converted into shares of common stock, resulting in the outstanding principal balance of $610,689.

Note 4     Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable (continued)

The following table provides the details of each of the financings:

	Outstanding			Shares	Shares
Original	Face Balance at			indexed	indexed
Face Value	12/31/2012	Closing date	Maturity Date	to note	to warrants
$125,000	$65,000	January 27, 2009	March 31, 2014	406,250,000	120,000
70,835	70,835	January 27, 2009	March 31, 2014	442,712,500	-
60,000	60,000	February 17, 2009	March 31, 2014	375,000,000	60,000
200,000	100,000	March 30, 2009	March 31, 2014	625,000,000	416,667
161,111	80,556	July 15, 2009	March 31, 2014	503,475,000	335,649
27,778	27,778	October 1, 2009	March 31, 2014	173,612,500	-
50,000	25,000	January 28, 2010	March 31, 2014	156,250,000	104,167
55,000	55,000	February 19, 2010	March 31, 2014	343,750,000	104,167
137,500	71,520	March 26, 2010	March 31, 2014	446,998,875	286,459
55,000	55,000	May 13, 2010	March 31, 2014	343,750,000	114,584

$942,224	$610,689			3,816,798,875	1,541,693

(1)	The $125,000 convertible notes payable includes one $5,000 face value convertible note issued as payment for finder’s fees.
(2)
The $70,835 convertible notes payable was issued in exchange for the redemption of 56,767 warrants shares issued in connection with the September 29, 2008 convertible note financing and 14,167 warrant shares issued in connection with the December 18, 2008 convertible note financing.

Note 4.     Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable (continued)

We received the following proceeds from the financing transactions:

		Debt
	Gross	Discount &	Net
	Proceeds	Finance Costs	Proceeds

$125,000 Face Value Convertible Note Financing	$120,000	$23,750	$96,250
$60,000 Face Value Convertible Note Financing	60,000	10,000	50,000
$200,000 Face Value Convertible Note Financing	200,000	41,900	158,100
$161,111 Face Value Convertible Note Financing	161,111	16,111	145,000
$27,778 Face Value Convertible Note Financing	27,778	-	27,778
$50,000 Face Value Convertible Note Financing	50,000	10,000	40,000
$55,000 Face Value Convertible Note Financing	55,000	-	55,000
$137,500 Face Value Convertible Note Financing	137,500	13,100	124,400
$55,000 Face Value Convertible Note Financing	55,000	5,000	50,000

Total	$866,389	$119,861	$746,528

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

Note 4.     Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing are illustrated in the following tables:

$125,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

$60,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

$200,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

Note 4.     Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable (continued)

$161,111 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

$27,778 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

Note 4.     Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable (continued)

$50,000, $55,000, $137,500 and $55,000 Convertible
Promissory Note Financings	Hybrid Note		Warrants
	December 31, 2012	March 31, 2012	December 31, 2012	March 31, 2012
Estimated fair value of underlying common share	$0.0002	$0.0012	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

(f)	$507,500 convertible note payable:

On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, the entire amount of $507,500 was sold to other accredited investors in which only $64,786 held by the buying investors remains to be converted.

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

Note 4.    Convertible Notes Payable (continued):

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

As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 4 (p)).  To date, $50,000 of the principal balance and $13,450 of accrued interest were converted into shares of common stock, resulting in an outstanding balance at December 31, 2012 of $50,000.

Note 4.    Convertible Notes Payable (continued):

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$100,000 Convertible Promissory Note Financing
	Hybrid Note
	December	March
	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	6.91%	7.19%
Dividends	-	-

(i)           $900,000 convertible notes payable

On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $209,446 to capture the accretion of the debt discount from inception. To date, $221,975 was converted into shares of common stock, resulting in an outstanding balance of $678,025 at December 31, 2012 plus $92,137 of accrued interest was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

Note 4.    Convertible Notes Payable (continued):

(i)           $900,000 convertible notes payable (continued)

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

As noted throughout Note 4, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, a total of $495,164 in these assigned notes payable  as well as $41,295 in accrued interest were converted into common shares of stock from inception through December 31, 2012.These $500,000 assigned notes have the same conversion price terms as the $900,000 new notes payable.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$900,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	120.00%	120.00%
Equivalent term (years)	-	-	2.54	3.29
Risk-free rate	-	-	0.277%	0.62%
	6.91%	7.37%	-	-
Dividends	-	-	-	-

Note 4.    Convertible Notes Payable (continued):

(j)           $400,000 convertible notes payable

On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08.  On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $177,211 to capture the accretion of the debt discount since inception.  Total conversions of the principal amount to date amounted to $195,523 which were converted into shares of common stock, resulting in the current outstanding balance of $204,477 at December 31, 2012 as well as accrued interest in the total amount of $16,942 was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0002	$0.003
Conversion or strike price	$0.00015	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	120.00%
Equivalent term (years)	-	-	3.06	3.81
Risk-free rate	-	-	0.37%	0.76%
Credit-risk adjusted yield	6.91%	7.37%	-	-
Dividends	-	-	-	-

Note 4.    Convertible Notes Payable (continued):

(k)           $600,000 convertible notes payable

On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $268,562 to capture the accretion of the debt discount from inception through December 31, 2012.  Total conversions of the principal amount to date amounted to $273,378 which were converted into shares of common stock, resulting in an outstanding principal balance of $326,622 at December 31, 2012 as well as a total of $10,744 of accrued interest was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

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

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$600,000 Convertible Promissory Note Financing
(Initial Closing)	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0002	$0.003
Conversion or strike price	$0.00015	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	-	-	115.00%	120.00%
Equivalent term (years)	-	-	3.54	3.96
Risk-free rate	-	-	0.40%	0.80%
Credit-risk adjusted yield	6.91%	7.19%	-	-
Dividends	-	-	-	-

Note 4.    Convertible Notes Payable (continued):

(l)           $221,937 convertible notes payable

On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor. On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants as the conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 Derivative Liabilities. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $2,767 to capture the accretion of the debt discount from inception through December 31, 2012. Total conversions of the principal amount to date amounted to $191,083 leaving a remaining outstanding principal face amount of $30,854 plus $806 in accrued interest was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 4 (t)).

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$221,937 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0002	$0.003
Conversion or strike price	$0.0002	$0.003	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	115.00%	120.00%
Equivalent term (years)	--	--	3.5	4.25
Risk-free rate	--	--	0.45%	0.88%
Credit-risk adjusted yield	6.91%	7.19%	--	--
Dividends	--	--	--	--

Note 4.    Convertible Notes Payable (continued):

(m)           $500,000 convertible notes payable

On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee in the amount of $15,000.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $69,150 to capture the accretion of the debt discount from inception through December 31, 2012. There have been no conversions of this debt, but $75,000 of the principal amount was sold to a new accredited investor in August, 2012 resulting in an outstanding balance of $425,000 (see Note 4 (q)). Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$500,000 Convertible Promissory Note Financing	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003	$0.0002	$0.003
Conversion or strike price	$0.00015	$0.00222	$0.02	$0.02
Volatility (based upon Peer Group)	--	--	115.00%	110.00%
Equivalent term (years)	--	--	3.54	4.29
Risk-free rate	--	--	0.46%	0.89%
Credit-risk adjusted yield	6.91%	7.19%	--	--
Dividends	--	--	--	--

Note 4.    Convertible Notes Payable (continued):

(n)           $59,359 convertible notes payable

On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.   On May 29, 2012, a conversion for $50,000  and on  October 8, 2012 a conversion for the remaining balance of $9,359 plus accrued interest for $1,926 were made for the issuance of shares of common stock, resulting in the note and applicable accrued interest to be fully paid as of December 31, 2012.

(o)           $1,000,000 convertible notes payable

On February 22, 2012, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of March 31, 2014 in which we did sell $1,000,000.  We issued 50,000,000 Class A stock purchase warrants at an exercise price of $.02 with an expiration date of February 21, 2017.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 6 – Derivative Liabilities. At inception, we allocated $44,735 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $1,000,000 financing using the relative fair value method. We recorded $25,681 to capture the accretion of the debt discount from inception through December 31, 2012. There have been no conversions of this debt: however the total increased by $690,000 due to various allonges which are as follows:

	Date of	$	Finder's
	Allonge	Amount	Fees

Allonge #1	8/22/2012	$75,000	$-
Allonge #2	10/18/2012	150,000	15,000
Allonge #3	11/9/2012	135,000	10,000
Allonge #4	12/6/2012	165,000	15,000
Allonge #5	12/14/2012	165,000	15,000

	Total	$690,000	$55,000

Note 4.    Convertible Notes Payable (continued):

(o)           $1,000,000 convertible notes payable

These allonges increased the total outstanding balance from $1,000,000 to $1,690,000.

Total financing costs paid from this financing and the allonges amounted to $215,000. In addition, we applied three previous bridge loans for a total of $175,000 into this new financing, paid $103,451 for two other previous bridge loans including interest, resulting in a net amount of $561,549 to be paid to us.

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$1,000,000 Convertible Promissory Note Financing
	Hybrid Note		Warrants
	December	March	December	March
	31, 2012	31, 2012	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.00020	$0.003	$0.0002	$0.003
Conversion or strike price	$0.00015	$0.00222	$0.0200	$0.02
Volatility (based upon Peer Group)	-	-	100.00%	110.00%
Equivalent term (years)	-	-	4.15	4.9
Risk-free rate	-	-	0.57%	1.06%
Credit-risk adjusted yield	6.91%	7.19%	-	-
Dividends	-	-	-	-

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

Note 4.    Convertible Notes Payable (continued):

(p)           $172,211 convertible notes payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$172,211 Convertible Promissory Note Financing
	Hybrid Note
	December	March
	31, 2012	31, 2012
Estimated fair value of underlying common share	$0.0002	$0.003
Conversion or strike price	$0.00015	$0.00222
Volatility (based upon Peer Group)	-	-
Equivalent term (years)	-	-
Risk-free rate	-	-
Credit-risk adjusted yield	6.91%	7.19%
Dividends	-	-

(q)           $75,000 convertible note payable

On August 8, 2012, a new accredited investor, Southridge Partners II LP, purchased $75,000 of a previously issued $100,000 convertible note payable dated July 15, 2011 (see Note 4 (m)) held by Alpha Capital Anstalt.  A new replacement note for $75,000 was issued with a maturity date of January 15, 2013 with an interest rate of 10%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The total amount of $75,000 has been converted into shares of common stock resulting in no outstanding balance.

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

Note 4.    Convertible Notes Payable (continued):

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

Note 4.    Convertible Notes Payable (continued):

(t)           $137,783 convertible note payable (continued)

Information and significant assumptions embodied in our valuations (including ranges for certain assumptions during the subject periods that instruments were outstanding) as of December 31, 2012 and March 31, 2012 for this financing is illustrated in the following table:

$137,783 Convertible Promissory Note Financing	Hybrid Note
December
31, 2012
Estimated fair value of underlying common share	$0.0011
Conversion or strike price	$0.0011
Volatility (based upon Peer Group)	--
Equivalent term (years)	--
Risk-free rate	--
Credit-risk adjusted yield	7.04%
Dividends	--

(u)           Other Convertible Notes

(i) On October 12, 2012, an accredited investor, Southridge Partners II LP, purchased $20,000 of the $75,762 non-convertible note held by our landlord (See Note 5).  The purchased note was changed to a convertible note and was fully converted into shares of common stock during the quarter ended December 31, 2012.

(ii) On October 26, 2012, an accredited investor, Southridge Partners II LP, purchased $125,000 of a previously issued $253,750 convertible note payable assigned and dated August, 2008 (see Note 4(f)) held by Alpha Capital Anstalt.  A new replacement note for $125,000 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. The total amount of $125,000 has been converted into shares of common stock resulting in no outstanding balance.

(iii) On November 1, 2012, we issued a convertible note for $25,000  for November, 2012 services rendered from SC Advisors, Inc. as part of their consulting fees for the Company’s restructuring program as this note has the same features and terms as the  note referenced in Note 4 (s). There have been no conversions. The fees for December, 2012 have been accrued with the note to be issued in early 2013.

(iv) On November 28, 2012, an accredited investor, Southridge Partners II LP, purchased the remaining amount of $128,750 from a previously issued $253,750 convertible note payable assigned and dated August, 2008 (see Note 4(f) and 4(u-ii)) held by Alpha Capital Anstalt.  A new replacement note for $128,750 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. The total amount of $68,800 has been converted into shares of common stock resulting in an outstanding balance of $59,950.

Note 4.    Convertible Notes Payable (continued):

(u)           Other Convertible Notes (continued)

(v) On December 13, 2012, an accredited investor, Southridge Partners II LP, purchased $150,000 of a previously issued $243,333 convertible note payable dated September, 2008 (see Note 4(c)) held by Alpha Capital Anstalt.  A new replacement note for $150,000 was issued with a maturity date of March 31, 2014 with no interest as original note was a discount note.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. The total amount of $150,000 is still outstanding as no conversions have been made.

Note 5.    Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments in the quarter ended December 31, 2012, we anticipate making those payments in 2013.

On January 26, 2011, we entered into a promissory note with our landlord (Pishon Partners, LLC) in the principal amount of $75,762.  This amount is due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law.   Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, Pishon Partners, LLC sold $20,000 of the promissory note to Southridge Partners II LP (see Note 4(u)-i resulting in an outstanding amount of $55,762.  This new replacement $20,000 note shall have the same terms as the original note except this new note shall indicate that the note was originally issued to the Seller on January 26, 2011 and shall be convertible into the Company’s common stock, at any time at an initial conversion price per share equal to twenty five percent (25%) of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days immediately preceding a conversion date and shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock.

On June 14 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012. The amounts are still outstanding.

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  The amount is still outstanding.

Note 6.    Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of December 31, 2012 and March 31, 2012:

Financing arrangement giving rise to		December	March
Derivative financial instruments		31, 2012	31, 2012
$600,000	Face Value Convertible Note Financing	$136	$3,913
$500,000	Face Value Convertible Note Financing	113	2,964
$100,000	Face Value Convertible Note Financing	23	593
$120,000	Face Value Short Term Bridge Loan Financing	1	12
$120,000	Face Value Short Term Bridge Loan Financing	-	12
$60,000	Face Value Short Term Bridge Loan Financing	-	6
$33,000	Face Value Short Term Bridge Loan Financing	-	3
$120,000	Face Value Convertible Note Financing	11	241
$60,000	Face Value Convertible Note Financing	5	121
$200,000	Face Value Convertible Note Financing	37	837
$161,111	Face Value Convertible Note Financing	29	674
$50,000	Face Value Convertible Note Financing	9	209
$55,000	Face Value Convertible Note Financing	9	209
$137,500	Face Value Convertible Note Financing	25	575
$55,000	Face Value Convertible Note Financing	10	230
$900,000	Face Value Convertible Note Financing	4,978	113,810
$400,000	Face Value Convertible Note Financing	1,955	31,102
$600,000	Face Value Convertible Note Financing	5,517	89,678
$221,937	Face Value Convertible Note Financing	2,108	44,502
$500,000	Face Value Convertible Note Financing	3,892	57,528
$1,000,000	Face Value Convertible Note Financing	4,345	76,043

	Total derivative liabilities	$23,203	$423,262

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

Note 6.    Derivative Liabilities (continued)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the nine months ended December 31, 2012 and 2011:

Our financing arrangements giving rise to		Nine Months	Nine Months
derivative financial instruments and the income effects:		Ended	Ended
		December 31, 2012	December 31, 2011
Derivative income (expense):
$600,000	Face Value Convertible Note Financing	$3,777	$20,991
$500,000	Face Value Convertible Note Financing	2,851	15,901
$100,000	Face Value Convertible Note Financing	570	3,181
$120,000	Face Value Short Term Bridge Loan Financing	16	121
$120,000	Face Value Short Term Bridge Loan Financing	16	121
$60,000	Face Value Short Term Bridge Loan Financing	-	60
$33,000	Face Value Short Term Bridge Loan Financing	-	1
$55,000	Face Value Short Term Bridge Loan Financing	-	6
$120,000	Face Value Convertible Note Financing	230	1,345
$60,000	Face Value Convertible Note Financing	116	673
$200,000	Face Value Convertible Note Financing	800	4,673
$161,111	Face Value Convertible Note Financing	645	3,764
$50,000	Face Value Convertible Note Financing	200	1,168
$55,000	Face Value Convertible Note Financing	200	1,168
$137,500	Face Value Convertible Note Financing	550	3,212
$55,000	Face Value Convertible Note Financing	220	1,285
$900,000	Face Value Convertible Note Financing	108,832	635,431
$400,000	Face Value Convertible Note Financing	29,147	177,411
$600,000	Face Value Convertible Note Financing	72,761	514,515
$221,937	Face Value Convertible Note Financing	42,394	(188,519)
$500,000	Face Value Convertible Note Financing	53,636	(186,100)
$1,000,000	Face Value Convertible Note Financing	71,697	-
	Day-one derivative expense	(97,317)	-
Total derivative income (expense) arising from fair value adjustments		$291,341	$1,010,408

Note 6.    Derivative Liabilities (continued)

		Nine Months	Nine Months
		Ended	Ended
		December 31, 2012	December 31, 2011
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$-	$28,815
$500,000	Face Value Convertible Note Financing	(302,173)	393,596
$312,000	Face Value Convertible Note Financing	(6,844)	3,888
$120,000	Face Value Convertible Note Financing	(3,215)	65,519
$5,000	Face Value Convertible Note Financing	(2,941)	2,730
$5,000	Face Value Convertible Note Financing	-	2,730
$60,000	Face Value Convertible Note Financing	(35,291)	32,761
$70,834	Face Value Convertible Note Financing	(41,663)	38,675
$27,778	Face Value Convertible Note Financing	(21,744)	8,828
$200,000	Face Value Convertible Note Financing	(78,279)	67,333
$111,112	Face Value Convertible Note Financing	(12,363)	25,122
$161,111	Face Value Convertible Note Financing	(63,058)	245,006
$507,500	Face Value Convertible Note Financing	113,593	83,168
$50,000	Face Value Convertible Note Financing	(17,309)	93,998
$55,000	Face Value Convertible Note Financing	51,203	128,007
$137,500	Face Value Convertible Note Financing	66,582	143,514
$100,000	Face Value Convertible Note Financing	(12,631)	24,189
$55,000	Face Value Convertible Note Financing	51,203	128,007
$900,000	Face Value Convertible Note Financing	(88,217)	(63,939)
$400,000	Face Value Convertible Note Financing	(20,756)	(367,421)
$600,000	Face Value Convertible Note Financing	(36,957)	(334,435)
$221,937	Face Value Convertible Note Financing	(306,724)	(99,421)
$500,000	Face Value Convertible Note Financing	(110,260)	(214,949)
1,000,000	Face Value Convertible Note Financing	(1,006,067)	-
$172,211	Face Value Convertible Note Financing	(2,610)	-
$75,000	Face Value Convertible Note Financing	25,510	-
$200,000	Face Value Convertible Note Financing	(13,393)	-
$137,783	Face Value Convertible Note Financing	(196,900)	-
$128,750	Face Value Convertible Note Financing	6,629	-
Total interest income (expense) arising from fair value adjustments		(2,064,675)	435,721
Other interest expense		(601,225)	(164,589)
Interest income (expense) and other financing costs		$(2,665,900)	$271,132

Note 6.    Derivative Liabilities (continued)

In connection with our accounting for the various face value convertible promissory notes and warrant financings, we encountered the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values.  That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we were required to record a loss to record the derivative financial instruments at fair value. For the nine months ended December 31, 2012, we recorded day-one derivative expense of $97,318.  In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of December 31, 2012, our management concluded that registration payments are not probable.

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

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, and an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 4b).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (see Note 8).

H. John Buckman is a board director of the Company and is a debt holder of the Company whereas the Company issued him a note payable at the face value of $55,000.  He also has a total of 10,500 Class A warrants at an exercise price of $1.00 with a life of three to five years, and he will be entitled to an additional 5,000 warrants with at an exercise price of $15.00 if he exercises the same number of specific Class A warrants.  He also received 11,000 shares of restricted stock that related to this note payable, 1,200 shares of restricted stock for being a Director and 150,000 shares of restricted stock for his services related to a November, 2009 financing (total of 162,200 shares of restricted stock). He is also the holder of a $55,000 short-term bridge loan  in which we are in default for non-payment as he will extend the maturity date once we find the debt holder of the other similar debt.

RPBGI LLC, our landlord, received 644,677 restricted shares of common stock back in March, 2009 for past due services. This company still owns all of these shares.

Weed & Co. LLP has served as our main outside legal counsel and holds a convertible note payable in the amount of $59,359.  On May 29, 2012, they converted $50,000 of the above note payable into 46,728,972 shares of common stock resulting in an outstanding balance of $9,359.  On October 8, 2012, the remaining balance of $9,359 and all accrued interest for $1,928 were converted into 26,426,627shares of common stock resulting in no outstanding due balance for the convertible note and accrued interest payables.

Note 8.    Stockholders’ Deficit:

(a) Common Stock:

Although not applicable for the quarter ended December 31, 2012, the Company filed on January 29, 2013 a Certificate of Amendment of Certificate of Incorporation with the State of Delaware to increase its authorized common stock from five billion shares to twenty billion shares and to decrease its par value from $.001 to $.00001 This was approved on January 10, 2013 by the stockholders holding a majority voting rights of our Common Stock.

(b) Series A Preferred Stock:

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

Although not applicable for the quarter ended December 31, 2012, the Board of Directors on January 9, 2013 approved the modification of its Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock in which 51 shares of the total authorized twenty million shares of the Series A Preferred Stock shall be designated as shares of “Series A-1”. The term “Series A” shall include the term “Series A-1” and shall have the same voting rights as the Common Stock on a six to one (6”1) basis.   Each one (1) share of the Series A-1 shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  On January 9, 2013, the Company issued 51 shares of Series A-1 Preferred Stock to Roy Warren, Chief Executive Officer of the Company. The Company filed on January 29 2013 a Certificate of Amendment of Certificate of Incorporation with the State of Delaware to decrease its par value from $.001 to $.00001. This was approved on January 10, 2013 by the stockholders holding a majority voting rights of our Common Stock.

Note 8.    Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of December 31, 2012, the Company had the following outstanding warrants:

		Expiration	Warrants	Exericse
Issued Class A Warrants	Grant Date	Date	Granted	Price

October, 2007 Convertible Notes Financing	10/23/2007	7/15/2015	908,806	$0.02
February, 2008 Convertible Note Financing	2/15/2008	7/15/2015	757,304	$0.02
April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	$15.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	$10.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	$10.00
June, 2008 Convertible Note Financing	6/26/2008	6/25/2013	151,502	$0.02
January, 2009 Convertible Note Financing	1/27/2009	7/15/2015	120,000	$0.02
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00
February, 2009 Convertible Note Financing	1/27/2009	1/26/2014	60,000	$0.02
March, 2009 Convertible Note Financing	3/30/2009	7/15/2015	416,666	$0.02
July, 2009 Convertible Note Financing	7/15/2009	7/15/2015	335,648	$0.02
January, 2010 Convertible Note Financing	1/28/2010	7/15/2015	104,166	$0.02
February, 2010 Convertible Note Financing	2/19/2010	7/15/2015	104,167	$0.02
March, 2010 Convertible Note Financing	3/26/2010	7/15/2015	286,458	$0.02
May, 2010 Convertible Note Financing	5/13/2010	7/15/2015	114,583	$0.02
July, 2010 Convertible Notes Financinbg	7/15/2010	7/14/2015	56,666,666	$0.02
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	$0.05
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05
January, 2011 Financing	1/21/2011	1/20/2016	14,578,005	$0.02
March, 2011 Financing	3/17/2011	3/16/2016	36,423,842	$0.02
March, 2011 Financing Finder's Fees	3/17/2011	3/16/2016	3,973,510	$0.02
June, 2011 Debt Exchange Agreement	6/30/2011	6/29/2016	20,000,000	$0.02
July, 2011 Financing	7/15/2011	7/14/2016	25,000,000	$0.02
July, 2011 Financing Finder's Fees	7/15/2011	7/14/2016	2,500,000	$0.02
February, 2012 Financing	2/22/2012	2/21/2017	50,000,000	$0.02

Total issued Class A warrants			212,601,123

Note that 1,000,000 warrants were exercised during the nine months ended December 31, 2012 via cashless exercise in which 363,056 shares of common stock were issued. A total of 56,250 warrants expired during the nine months ended December 31, 2012.

Note 8.    Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

Unissued Class B warrants (a):

October, 2007 Convertible Notes Financing	90,910
February, 2008 Convertible Notes Financing	75,756
April, 2008 Finder's Fees	3,125
May, 2008 Finder's Fees	1,875
June, 2008 Convert8ible Note Financing	15,152

Total unissued Class B Warrants	186,818

Total Warrants	212,787,941

(a) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $15.00.

(c) Common Stock Issued During the Nine Months Ended December 31, 2012:

At December 31, 2012, we had issued and outstanding 3,349,599,068 shares of common stock of which 15,288,962 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

(c) Common Stock Issued During the Nine Months Ended December 31, 2012 (continued):

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

(c) Common Stock Issued During the Nine Months Ended December 31, 2012 (continued):

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

Note 8.    Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Nine Months Ended December 31, 2012 (continued):

On October 5, 2012, we issued 10,666,667 shares of common stock pursuant to a conversion of July, 2010 accrued interest for $4,000 at a conversion price of $.000375.

On October 5, 2012, we issued 64,733,333 shares of common stock pursuant to a conversion of July, 2011 debt that was purchased in August, 2012 by another accredited investor of $24,275 at a conversion price of $.000375.

On October 8, 2012, we issued 26,246,627 shares of common stock pursuant to a conversion of November, 2011 debt of $9,360 and accrued interest of $1,926 at a conversion price of $.00043.

On October 10, 2012, we issued 50,000,000 shares of common stock pursuant to a conversion of February, 2008 debt of $20,000 at a conversion price of $.0004.

On October 10, 2012, we issued 20,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $8,000 at a conversion price of $.0004.

On October 11, 2012, we issued 75,000,000 shares of common stock pursuant to a conversion of February, 2008 debt of $30,000 at a conversion price of $.0004.

On October 11, 2012, we issued 15,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $6,375 at a conversion price of $.000425.

On October 11, 2012, we issued 9,941,176  shares of common stock pursuant to a conversion of July, 2011 debt that was purchased in August, 2012 by another accredited investor of $4,225 at a conversion price of $.000425.

On October 11, 2012, we issued 10,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $5,250 at a conversion price of $.000525.

On October 18, 2012, we issued 86,000,000 shares of common stock pursuant to a conversion of July, 2010 debt of $51,600 at a conversion price of $.0006.

On October 24, 2012, we issued 50,000,000 shares of common stock pursuant to a conversion of February, 2008 debt of $21,334 at a conversion price of $.00042667.

On October 24, 2012, we issued 44,444,444 shares of common stock pursuant to a conversion of an October, 2012 purchase of a non-convertible note of $20,000 at a conversion price of $.00045.

On November 8, 2012, we issued 130,000,000 shares of common stock pursuant to a conversion of February, 2008 debt of $38,376 and accrued interest of $24,024 at a conversion price of $.00048.

On November 7, 2012, we issued 15,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $6,750 at a conversion price of $.00045.

On November 8, 2012, we issued 155,520,833 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in October, 2012 by another accredited investor of $74,650 at a conversion price of $.00048.

On November 19, 2012, we issued 104,895,833 shares of common stock pursuant to a conversion of November,

Note 8.    Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Nine Months Ended December 31, 2012 (continued)

2009 debt that was purchased in November, 2012 by another accredited investor of $50,350 at a conversion price of $.00048.

On November 20, 2012, we issued 25,900,000 shares of common stock pursuant to a conversion of July, 2010 debt of $11,137 at a conversion price of $.00043.

On November 20, 2012, we issued 100,000,000 shares of common stock pursuant to a conversion of February, 2008 accrued interest of $45,300 at a conversion price of $.000453.

On November 21, 2012, we issued 32,468,244 shares of common stock pursuant to a conversion of March, 2011 debt of $10,450 and $4,160 accrued interest at a conversion price of $.00045.

On November 26, 2012, we issued 32,997,040 shares of common stock pursuant to a conversion of March, 2011 debt of $8,969 and accrued interest of $3,405 at a conversion price of $.000375.

On December 3, 2012, we issued 25,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $7,500 at a conversion price of $.0003.

On December 5, 2012, we issued 150,000,000 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in November, 2012 by another accredited investor of $36,000 at a conversion price of $.00024.

On December 6, 2012, we issued 30,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $6,750 at a conversion price of $.000225.

On December 11, 2012, we issued 100,000,000 shares of common stock pursuant to a conversion of February, 2008 accrued interest of $24,000 at a conversion price of $.00024.

On December 17, 2012, we issued 95,000,000 shares of common stock pursuant to a conversion of July, 2010 debt of $21,375 at a conversion price of $.000225.

On December 17, 2012, we issued 100,000,000 shares of common stock pursuant to a conversion of February, 2008 accrued interest of $24,000 at a conversion price of $.00024.

On December 18, 2012, we issued 82,568,075 shares of common stock pursuant to a conversion of February, 2008 accrued interest of $17,587 at a conversion price of $.000213.

On December 20, 2012, we issued 205,000,000 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in November, 2012 by another accredited investor of $32,800 at a conversion price of $.00016.

(d) Warrants Issued During the Nine Months Ended December 31, 2012:

None

(e) Options Issued During the Nine Months Ended December 31, 2012:

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

Fair Value Measurements at Reporting Date Using
Description	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets	$-	$-	$-	$-

Total Assets	$-	$-	$-	$-

Liabilities:
Derivative Instrument (See Note 6)	$23,203	$-	$-	$23,203

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Beginning Balance, March 31, 2012	$423,262
Total gains or (losses) (realized/unrealized):
Included in earnings	291,341
Included in other comprehensive income	-
Purchases, issuances and settlements, net	(691,400)
Transfer in and/or out of Level 3	-
Ending Balance, December 31, 2012	$23,203

Note 10.  Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  The lease provides for annual 4% increases throughout its term. During August 1, 2012, we entered into a first amendment of the lease agreement to reduce the size of the premises by 2,750 square feet from 5,561 square feet to 2,811 square feet.  The current minimum monthly base rent is $4,385. The new expiration date is August 31, 2015 which has changed to February 15, 2013.

We have entered into a new lease agreement in which we will move our offices to a new location at 712 U.S.  Highway 1, Suite 200, North Palm Beach, Florida 334108 on February 7, 2013.  The new lease will commence on February 1, 2013 and have a term of thirty-six (36) months with two (2) renewable terms.  We will occupy 3,204 square feet with a right of first refusal for contiguous space of approximately 2,025 square feet.

Future minimum rental payments for the new North Palm Beach office lease, based on the current minimum monthly amount of $4,272 and excluding variable common area maintenance charges and applicable sales taxes, as of December 31, 2012, are as follows:

Years ending March 31,	Amount
2013	$8,544
2014	51,360
2015	51,939
2016	43,695
$155,538

Rental expense, which also includes maintenance and parking fees, for the nine months ended December 31, 2012, was $67,288.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our “Phase III® Recovery” drink and any future new products that will be developed.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 11.  Subsequent Events:

On January 2, 2013, we issued 331,875,000 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in November, 2012 by another accredited investor of $53,100 at a conversion price of $.00016.

On January 4, 2013, we issued 125,000,000 shares of common stock pursuant to a conversion of September, 2008 debt of $20,000 at a conversion price of $.00016.

On January 9, 2013, we filed an Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock with the State of Delaware in which we designated fifty one (51) shares out of the twenty million (20,000,000) shares of the Preferred Stock as shares of “Series A-1”. On this same date, the Company issued these 51 shares to Roy Warren, Chief Executive Officer.

Note 11.  Subsequent Events (continued):

On January 10, 2013, we issued 175,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $28,000 at a conversion price of $.00016.

On January 11, 2013, we issued 42,812,500 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in November, 2012 by another accredited investor of $6,850 at a conversion price of $.00016.

On January 11, 2013, we issued 223,125,000 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $35,700 at a conversion price of $.00016.

On January 14, 2013, we entered into an allonge number 6 to a secured note issued February 22, 2012 in the amount of $220,000 less a finder's fee of $20,000 for net proceeds received in the amount of $200,000.

On January 15, 2013, we issued 50,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $7,500 at a conversion price of $.00015.

On January 16, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of September, 2008 debt of $32,000 at a conversion price of $.00016.

On January 16, 2013, we issued 87,420,000 shares of common stock pursuant to a conversion of July, 2010 accrued interest of $13,113 at a conversion price of $.00015.

On January 17, 2013, we issued 190,000,000 shares of common stock pursuant to a conversion of July, 2010 debt of $28,500 at a conversion price of $.00015.

On January 17, 2013, we issued 155,000,000 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $24,800 at a conversion price of $.00016.

On January 22, 2013 dated January 15, 2013, we issued 50,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $7,500 at a conversion price of $.00015.

On January 23, 2013, we issued 255,312,500 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $40,850 at a conversion price of $.00016.

On January 29, 2013 dated January 23, 2103, we issued 37,160,000 shares of common stock pursuant to a conversion of February, 2012 debt of $5,574 at a conversion price of $.00015.

On January 29, 2013, we issued 165,468,750 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $26,475 at a conversion price of $.00016.

On January 30, 2013, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware to increase the total authorized common stock from five billion shares to twenty billion shares and to decrease the par value of both the common stock and preferred stock from $.001 to $.00001.

On February 5, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $32,000 at a conversion price of $.00016.

On February 6, 2013, we issued 138,593,750 shares of common stock pursuant to a conversion of September,

Note 11.  Subsequent Events (continued):

2008 debt that was purchased in December, 2012 by another accredited investor of $22,175 at a conversion price of $.00016.

On February 7, 2013, we moved our offices to a new location at 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408.

On February 7, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $32,000 at a conversion price of $.00016.

On February 11, 2013, we issued 70,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $10,500 at a conversion price of $.00015.

On February 15, 2013, we entered into an allonge number 7 to a secured note issued February 22, 2012 in the amount of $40,000 less a finder's fee of $5,000 for net proceeds received in the amount of $35,000.

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

Increase in Authorized Shares

A meeting was held on April 27, 2012 in which a majority of the stockholders voted in favor of the amendment to increase the authorized shares.  As such, the state of Delaware approved on May 1, 2012 the increase in our authorized shares of common stock from one billion (1,000,000,000) to five billion (5,000,000,000).  We are reflecting that increase in our financial statements for the period ended December 31, 2012.

On January 10, 2013, the Stockholders holding a majority voting rights of our Common Stock approved the following action by written consent in lieu of a meeting of Stockholders:  Amend the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock of the Corporation to twenty billion (20,000,000,000) from five billion (5,000,000,000) and to decrease the par value of its common stock and preferred stock from $.001 to $.00001 per share.  We will reflect those changes in our financial statements for the period ended March 31, 2013.

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended December 31, 2012. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011:

For the nine months ended December 31, 2012, our primary expenses related to salaries and marketing and promotion expenses. Total operating expenses for the nine months ended December 31, 2012 were $1,970,031 which were $567,818 more than last year’s similar expenses for $1,402,213. The main increase was due to more employees in 2012 as well as adjusting payroll accruals for “founding” employees to market values since inception of company.

Derivative income was $291,341, and interest expense was $2,665,900 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable and warrants.  These figures are different with the results for last year’s results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the nine months ended December 31, 2012 of $4,296,407 leading to basic and diluted loss per share of $.00  as compared to a net loss for the nine months ended December 31, 2011 of $112,868 which includes the recognition of derivative income of $1,010,408 and $271,132 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the nine months ended December 31, 2012 was 1,546,111,248. The basic and diluted loss per common share was $.00 for the nine months ended December 31, 2011 based on a weighted average number of common shares outstanding of 126,182,356 for the basic and diluted loss per share.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011:

For the three months ended December 31, 2012, our primary expenses related to salaries and professional fees. Total operating expenses for the three months ended December 31, 2012 were $469,580 which were $35,329 less than last year’s similar expenses for $504,909, mainly for issuance of shares of common stock (non-cash) for services rendered in 2011.

Derivative income was $44,222, and interest expense was $188,412 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable and warrants.  These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended December 31, 2012 of $590,240 leading to basic and diluted loss per share of $.00 as compared to a net loss for the three months ended December 31, 2011 of $3,364,443 which includes the recognition of derivative expense of $27,624 and $2,838,008 net interest expense.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended December 31, 2012 was 2,364,897,216. The basic and diluted loss per common share was $.02 for the three months ended December 31, 2011 based on a weighted average number of common shares outstanding of 173,660,643 for the basic and diluted loss per share.

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

For the nine months ended December 31, 2012 compared to nine months ended December 31, 2011:

Net cash used in operating activities for the nine months ended December 31, 2012 was $978,338 which was mainly the effect of changes in our operating assets. Our loss of $4,296,407 is offset by non-cash items of $2,064,695 for the changes in the fair values of our convertible notes payable as well as $904,424 for changes in our accounts payable and accrued liabilities. Net cash used in operating activities for the nine months ended December 31, 2011 was $999,311 which was mainly the effect of changes in our operating assets.  Our loss of $112,868 was offset by non-cash items of $1,010,408 in derivative income and $435,719 for the changes in fair values of our convertible notes payable.

Net cash flows generated by operating activities for the nine months ended December 31, 2012 as well as for the nine months ended December 31, 2011 were inadequate to cover our working capital needs. We had to rely on new convertible debt financings as well as a short term promissory notes to cover operating expenses.

Net cash used for investing activities was $10,901 for the nine months ended December 31, 2012 as compared to $1,694 for the nine months ended December 31, 2011.  The current year funds were used mainly for the purchase of an automobile for to be used for sales purposes.

Net cash provided by our financing activities was $875,000 for the nine months ended December 31, 2012 as compared to $775,000 for the nine months ended December 31, 2011. The increase of $100,000 was due to the fact that we made a payment of notes payable for $125,000 during 2011.

Comparison of the nine months ended December 31, 2012 to the nine months ended December 31, 2011:

The major variances in the Condensed Consolidated Statements of Cash Flows for the nine months of December 31, 2012 as compared to the nine months of December 31, 2011 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the nine months ended December 31, 2012 for $904,424 as compared to the nine months ended December 31, 2011 for $241,437 were the result of paying fewer accounts payable related items in 2012. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows from Financing Activities section for the nine months ended December 31, 2012 were the result of two short-term note financings for a total of $250,000 and five allonges for $690,000 compared to new financings of $900,000 for the nine months ended December 31, 2011.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

External Sources of Liquidity:

For the nine months ended December 31, 2012:

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

On August 22, 2012, we executed a $75,000 allonge with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received the full $75,000 amount on the same date.

On October 18, 2012, we executed a $150,000 allonge #2 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $135,000 as $15,000 was paid as a finder’s fee.

On November 9, 2012, we executed a $135,000 allonge #3 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $125,000 as $10,000 was paid as a finder’s fee.

On December 6, 2012, we executed a $165,000 allonge #4 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $150,000 as $15,000 was paid as a finder’s fee.

On December 13, 2012, we executed a $165,000 allonge #5 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $150,000 as $15,000 was paid as a finder’s fee.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $5,166,968 outstanding at December 31, 2012. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,750,000 to $2,000,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS: (continued)

						Default	Accrued
Original Note	Issue		Default	$ Amount	Interest	Interest	Default
Amount	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

CONVERTIBLE NOTES (a)

$312,000	January, 2008	3/31/2014	No	-	None-discount note	15%	-
$500,000	February, 2008	3/31/2014	No	-	10%	15%	-
$263,333	September, 2008	3/31/2014	No	-	None-discount note	15%	-
$60,833	December, 2008	3/31/2014	No	-	None-discount note	15%	-
$200,834	January, 2009	3/31/2014	No	-	15%	15%	-
$60,000	February, 2009	3/31/2014	No	-	15%	15%	-
$361,112	March, 2009	3/31/2014	No	-	12%	20%	-
$27,778	October, 2009	3/31/2014	No	-	12%	20%	-
$618,612	November, 2009	3/31/2014	No	-	12%	20%	-
$150,000	January, 2010	3/31/2014	No	-	12%	20%	-
$192,500	March, 2010	3/31/2014	No	-	12%	20%	-
$55,000	May, 2010	3/31/2014	No	-	10%	20%	-
$900,000	July, 2011	3/31/2014	No	-	10%	20%	-
$400,000	January, 2011	3/31/2014	No	-	10%	20%	-
$600,000	March, 2011	3/31/2014	No	-	10%	20%	-
$221,937	June, 2011	3/31/2014	No	-	10%	20%	-
$500,000	July, 2011	1/15/2013	No	-	10%	20%	-
$1,000,000	February, 2012	8/22/2013	No	-	10%	20%	-
$172,211	March, 2012	3/31/2014	No	-	12%	20%	-
$125,000	August, 2012	2/28/2013	No	-	None	None	-
$75,000	September, 2012	3/26/2013	No	-	None	None	-
$137,783	September, 2012	3/31/2014	No	-	10%	20%	-
$25,000	November, 2012	3/31/2014	No	-	None	None	-
$128,750	November, 2012	3/31/2014	No	-	12%	20%	-
$150,000	December, 2012	3/31/2014	No	-	None	None	-

$7,237,683

SHORT-TERM BRIDGE LOANS

$60,000	April 14, 2008	Past due	Yes (a)	$60,000		15%	$32,663
$55,000	August 5, 2008	Past due	Yes (a)	$55,000		15%	$46,564

$115,000	Total amount past due			$115,000			$79,227

(a) Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of December 31, 2012, we had total stockholders’ deficit of $15,565,347 and a working capital deficit of $11,118,130, compared to a total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079 at March 31, 2012. Cash and cash equivalents were $17,881 as of December 31, 2012 as compared to $132,120 at March 31, 2012. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

At December 31, 2012, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At December 31, 2012, we were in default on short term bridge notes totaling $115,000 in principal ($55,000 held by a Board Director who will extend the maturity date as soon as we can contact the other $60,000 debt holder).  The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,166,968 in principal face value at December 31, 2012. Although we were able to extend the maturity dates of the notes issued prior to the July, 2010 financing until March 31, 2014, there is no assurance that we will be able to continue to extend these obligations. Further, an event of default under our convertible notes includes failure to pay certain debts over $50,000-$100,000.  Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest, redemption provisions which allow the holders the option to redeem the notes for 120% of the principal balances plus interest and default interest rates up to 20%.

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement shall automatically renew for consecutive one (1) year periods (next renewal date of December 16, 2013) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

●
if any of those co-packers were to terminate our co-packing arrangement or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements; and

●	our business reputation would be adversely affected if any of the co-packers were to produce inferior quality products.

We compete in an industry that is brand-conscious so brand name recognition and acceptance of our products are critical to our success.

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

We compete in an industry characterized by rapid changes in consumer preferences and public perception so our ability to continue to market our existing products and develop new products to satisfy our consumers’ changing preferences will determine our long-term success.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2012, we had issued and outstanding options and warrants that may be exercised into 240,917,018 shares of common stock and 9,000,000 shares of Series A Convertible Preferred Stock that may be converted into 54,000,000 shares of common stock, outstanding principal convertible notes totaling  $5,166,968 and accrued interest payable of $1,074,425 which together may be converted into 312,069,660 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share.  The Series A votes with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A, the conversion rate and the voting rights of the Series A will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 3,349,599,068 shares of common stock outstanding as of December 31, 2012 of which 3,334,310,106 shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,166,968 which may be converted into 258,348,383 shares of common stock and warrants that may be exercised into 212,787,941 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations).  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on April 27, 2012 approved the increase of our authorized shares from one billion to five billion shares which makes more shares available for issuance. On January 10, 2013, the Stockholders holding a majority voting rights of our Common Stock approved the following action by written consent in lieu of a meeting of Stockholders:  Amend the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock of the Corporation to twenty billion (20,000,000,000) from five billion (5,000,000,000) and to decrease the par value of its common stock and preferred stock from $.001 to $.00001 per share.  We will reflect those changes in our financial statements for the period ended March 31, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2012, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (CONTINUED)

Item 1. Legal Proceedings (continued)

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,390 since January 16, 2012.  The $15,000 was already recorded in our records.  A Notice of Filing Settlement Agreement was filed on August 14, 2012 in the county court of Broward County, Florida whereas a settlement plan was agreed by both parties in which we will pay the total sum of $15,390 with $3,390 on September 1, 2012 and $3,000 on the first day of each following month for four months until the total is paid in full. We have paid a total of $9,390 to date through December 31, 2012, and we paid the final $6,000 in January, 2013 as the lawsuit has been dismissed.  No further actions are needed by the Company.

On August 30, 2012, Entercom Boston, LLC commenced a lawsuit in the state of Massachusetts to recover past due amounts owed by us in the amount of $12,365 since February, 2011.  We have already recorded the $12,365 in our records and have made payments of $2,250 in November and December, 2012 and another payment of $2,250 in January, 2013, resulting in an outstanding balance of $5,615.  We plan to continue to make similar payments in the next few months until the outstanding balance has been fully paid.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 12, 2012, a new accredited investor, Southridge Partners II LP, purchased $20, 000 of a previously issued $75,762 note payable dated January 26, 2011 held by Pishon Partners, LLC. A new replacement convertible note for $20,000 was issued with the conversion price for this convertible note to be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. This note shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The entire $20,000 replacement note was fully converted on October 24, 2012 into shares of common stock as there is no outstanding balance due on this note.

On October 26, 2012, a new accredited investor, Southridge Partners II LP, purchased $125,000 of a previously issued $253,750 convertible note payable dated November 19, 2009 held by Alpha Capital Anstalt. A new replacement note for $125,000 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The entire note for $125,000 has been converted into shares of common stock through conversions on November 8, 2012 and November 19, 2012.  On August 18, 2012, an allonge in the amount of $150,000 was made between Alpha Capital Anstalt and the Company in which Alpha attached the allonge to their February 22, 2012 note, thereby increasing the total February 22, 2012 convertible note held by Alpha from $250,000 to $400,000. We received a net payment of $135,000 from this allonge ($150,000 less finder’s fee of $15,000).

On November 1, 2012, we issued a promissory convertible note in the principal amount of $25,000 as payment of the November, 2012 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012.  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of April 30, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. The December, 2012 $25,000 consulting fee will be paid via the issuance of new promissory convertible notes in early 2013. No conversions have been made for this note.

PART II – OTHER INFORMATION (CONTINUED)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On November 28, 2012, a new accredited investor, Southridge Partners II LP, purchased $128,750 of a previously issued $253,750 convertible note payable dated November 19, 2009 held by Alpha Capital Anstalt. A new replacement note for $128,750 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices. A total of $68,800 was converted into shares of common stock for the quarter ended December 31, 2012, resulting in an outstanding balance of $59,950.  On November 9, 2012, an allonge in the amount of $135,000 was made between Alpha Capital Anstalt and the Company in which Alpha attached the allonge to their February 22, 2012 note, thereby increasing the total February 22, 2012 convertible note held by Alpha from $400,000 to $535,000. We received a net payment of $125,000 from this allonge ($150,000 less finder’s fee of $10,000).

On December 13, 2012, a new accredited investor, Southridge Partners II LP, purchased $150,000 of a previously issued $243,333 convertible note payable dated September 29, 2008 held by Alpha Capital Anstalt. A new replacement note for $150,000 was issued with a maturity date of March 31, 2014 with no interest rate.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices. No conversions have been made for this note.  On December 10, 2012, an allonge in the amount of $165,000 was made between Alpha Capital Anstalt and the Company in which Alpha attached the allonge to their February 22, 2012 note, thereby increasing the total February 22, 2012 convertible note held by Alpha from $535,000 to $700,000. We received a net payment of $150,000 from this allonge ($165,000 less finder’s fee of $15,000).

On December 14, 2012, an allonge in the amount of $165,000 was made between Alpha Capital Anstalt and the Company in which Alpha attached the allonge to their February 22, 2012 note, thereby increasing the total February 22, 2012 convertible note held by Alpha from $700,000 to $865,000. We received a net payment of $150,000 from this allonge ($165,000 less finder’s fee of $15,000).

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

During the three months ended December 31, 2012, the Company issued a total of 1,846,380,272 shares of common stock for the conversions of $494,389 of principal of convertible notes payable and $159,539 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

PART II – OTHER INFORMATION (CONTINUED)

Item 3. Defaults on Senior Securities

As of September 30, 2012, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and will extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

Item 5. Other Information

Although we entered into two agreements with Southridge Partners II, LP on August 31, 2012, we finalized these agreements during the quarter ended December 31, 2012 with Southridge Partners II, LP (“Investor”) for a “Registration Rights Agreement” and an “Equity Purchase Agreement” in which we agreed to issue and sell to the Investor shares (the “Put Shares”) of its common stock from time to time for an aggregate investment price of up to Ten Million ($10,000,000) (the Registered Securities). We plan to prepare and file a Registration Statement in the first half of 2013.

See Note 11 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description	Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c )	(11)

(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)

(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Personal Services Agreement	(23)
(10)(69)	Promissory Notes	(23)
(10)(70)	First Amendment to Lease Agreement	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(75-A)	Form of Registration Rights Agreement dated August 31, 2012		X
(10)(75-B)	Form of Equity Purchase Agreement dated August 31, 2012		X
(10)(76)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(77)	Extension Agreement Dated September 30, 2012	(25)
(10)(78)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(79)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(80)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(81)	Promissory Note November 1, 2012	(25)
(10)(82)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(83)	Assignment and Escrow Agreement dated November 28, 2012		X
(10)(84)	Allonge No.4 dated December 6, 2012 to Secured Note Issued February 22, 2012		X
(10)(85)	Allonge No.5 dated December 13, 2012 to Secured Note Issued February 22, 2012		X
(10)(86)	Assignment and Escrow Agreement dated December 13, 2012		X
(10)(87)	Amendment to Articles of Incorporation or Bylaws January 10, 2013	(26)
(10)(88)	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock January 9, 2013		X
(10)(89)	Submission of Matters to a Vote of Security Holders to Approve Increase in Authorized Shares for Common Stock to Twenty Billion Shares and to Decrease Par Value of Common Stock and Preferred Stock from $.001 to $.00001 plus Ratification of the 2013 Equity Incentive Plan- January 29, 2013	(27)
(10)(90)	Certificate of Amendment of Certificate of Incorporation January 29, 2013		X
(10)(91)	Form of New Office Lease Agreement, Commencing February 1, 2013	(27)
(10)(92)	Allonge number 6 dated January 14, 2013 to secured Note Issued February 22, 2012		X
(10)(93)	Allonge number 7 dated February 15, 2013 to secured Note Issued February 22, 2012		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(21) previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22) previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)
(23) previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(24) previously filed with the Commission on August 28, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-004963)
(25) previously filed with the Commission on November 19, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-006345)
(26) previously filed with the Commission on January 10, 2013 as an exhibit to Form 8-K (SEC Accession No. 0001213900-13-000118)
(27) previously filed with the Commission on January 30, 2013 as an item and exhibit to Form 8-K (SEC Accession No. 0001213900-13-000407)

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

ATTITUDE DRINKS INCORPORATED (Registrant) Date: February 19, 2013

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee Chief Financial Officer and Principal Accounting Officer