Form 10-K
period 2013-03-31
Attitude Drinks Inc.
filed 2013-07-15
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013
Commission File Number 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	65-0109088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408 USA
(Address of principal executive offices) (Zip Code)
Telephone number: (561) 227-2727

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act Common Stock, $.00001par value (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                                                            Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically  and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                                                                                                Yes ☐   No ☒

The issuer's gross revenues for its most recent fiscal year were $445,488.

The aggregate market value of the voting stock held by non-affiliates of the issuer on July 10, 2013, based upon the $.03 per share close price of such stock on that date, was $812,634 based upon 27,087,811 shares (adjusted for the July 1, 2013 reverse stock split of 1 for 500)  held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of July 10, 2013 was 27,118,389 shares (adjusted for the 1 for 500 reverse stock split.)

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

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

The Company
Attitude Drinks Incorporated (“Attitude,” “We,” “Company” or “Our”) was formed in Delaware on May 10, 1988 under the name International Sportfest, Inc. In January 1994, we acquired 100% of the issued and outstanding common stock of Pride Management Services Plc ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc. From January 1994 through October 1999, we engaged in the leasing of motor vehicles throughout the United Kingdom. On October 1, 1999, we acquired all of the issued and outstanding stock of Mason Hill & Co. and changed our name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, our operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, we became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 712 U.S. Highway 1, North Palm Beach, Florida 33408. The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB: ATTD) began trading in June 2008.  Our fiscal year ends on March 31.

Nature of Business
Currently, our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

The Business
From 2001 to 2007, we were a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which was a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provided a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina. We stopped the production and sale of the VisViva™ product during 2010 and will consider reintroducing this product as a “focus drink” in late 2013 or 2014.    Our second product which is branded as “Phase III® Recovery” is a milk-based protein drink which is available in chocolate and vanilla flavors with expectation to produce a banana flavor in 2013. Our co-packer for our dairy based product is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets.  If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis. We completed development on our second product, “Phase III® Recovery”, in 2010 which was introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product contains 35 grams of protein that are naturally inherent in ultra filtered milk.  The product is packaged as retort processed shelf stable dairy-based 100% milk based sports recovery drink, currently in both chocolate and vanilla flavors, in new state of the art, eco-friendly convenient re-sealable 14.5 oz aluminum bottles. We began distribution of this product in early 2010. Storage, distribution and sale of this product can be done at room temperature while our current retail presence is predominantly in coolers.

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk based meal replacement in various flavors.  This product is expected to be developed and marketed in 2014, depending on available capital.

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

Production Contracts/Administration
Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc.  On December 16, 2008, the Company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our latest product, Phase III® Recovery, and future new dairy-based products.  The manufacturer shall manufacture, package and ship such products.  The Company pays for all shipping of the products F.O.B., the facility, as title of the products is passed to the receiver once products are delivered and received on premise.

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

Market Analysis
While there may be more current information, the most recent data that we have analyzed is informative.  According to preliminary data from New York City based Beverage Marketing Corporation which is a leading research, consulting and financial service firm dedicated to the global beverage industry, the U.S. liquid refreshment beverage market grew by 0.9% in 2011.  This marked a second year of growth after two consecutive declines, but it also represented a slowdown from 2010.  The weakened economy hindered beverages’ performance in 2008 and 2009, and improving conditions contributed to their upticks in 2010 and 2011.  Even so, higher prices did almost certainly contribute to 2011’s deceleration as lower-income consumers continued to struggle.  Even so, total liquid refreshment beverage volume exceeded 29.5 billion gallons in 2011. Premium beverages such as ready-to-drink (RTD) tea and coffee, sports beverages and energy drinks advanced particularly forcefully during 2011.  Larger more established segments such as carbonated soft drinks and fruit beverages failed to grow once again.  Energy drinks moved forward faster than all other segments with a 14.4% volume increase in 2011.  Despite this advance, the segment accounted for a relatively small share of total liquid refreshment beverage volume.  Indeed, the only liquid refreshment beverage type with a smaller share of volume was RTD coffee, which charted the second fastest surge, growing by 9.4%. Not surprisingly, no energy drink or RTD coffee brand ranked among the leading trademarks by volume.  Sports beverages, in contrast, had Gatorade (including all brand variations) as the fifth largest beverage trademark during the year, and the category it led showed exceptional vigor.  The brand topped 1 billion gallons for the first time in 2011.  Carbonated soft drinks still stood by far the biggest liquid refreshment beverage category, but they continued to lose both volume and market share.  Volume slipped by 1.7% from 13.8 billion gallons in 2010 to 13.6 billion gallons in 2011 which lowered their market shares from 47% to 46%.  Four companies accounted for all of the leading refreshment beverage trademarks. Pepsi-Cola had four brands including the only fruit beverage brand to make the list, Tropicana.  Coca-Cola had three while Nestle Waters North American had two, and Dr. Pepper Snapple Group, Inc. had one.  Beverages continued growth in 2011 proved their essential vitality, and the strong showing by high-end and functional products shows that consumers, at least the more affluent ones, are not concerned exclusively with economic considerations when making their beverage selections.

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

Market Segment Strategy
As we have operated for nearly six years, our future strategy will be to develop our products in the two fast growing segments: sports recovery and functional milk. We produced our first product, VisViva™ which is an energy drink; however, that product has been tabled for now. Phase III® Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two to three fiscal years, depending on available capital.

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

Important factors affecting our ability to compete successfully include taste and flavor of products, trade and consumer promotions, rapid and effective development of new, unique cutting edge products, attractive and different packaging, branded product advertising and pricing. We will also compete for distributors who will concentrate on marketing our products over those of our competitors, provide stable and reliable distribution and secure adequate shelf space in retail outlets. Competitive pressures in the sports beverage market could cause our products to be unable to gain market share, or we could experience price erosion, which could have a material adverse effect on our business and results. According to The Beverage Industry magazine for May 2012, the domestic sports drink category is now estimated at approximately $4.1 billion annual sales.

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

Employees
We currently have thirteen total employees; all but one are full time.  Six of these individuals are employed at the corporate office with one sales representative in New York,   five sale representatives in Florida and one sale representative in Georgia.

Recent developments (Increase of authorized shares and reverse stock split one-for-five hundred)

Increase of Authorized Shares
The Company established a record date on March 20, 2012 for the purpose to notify shareholders of a special meeting on April 27, 2012 at the Company’s corporate offices for the purposes to increase the authorized common shares from one billion (1,000,000,000) to five billion (5,000,000,000).  On April 27, 2012, the shareholders approved the amendment to the Company’s Certificate of Incorporation to increase its authorized common shares from one billion (1,000,000,000) to five billion (5,000,000,000). This amendment was effective with the state of Delaware on May 1, 2012.  The financial statements for the year ended March 31, 2012 reflect the authorized shares of one billion (1,000,000,000).  The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000). The reverse stock split of 1 for 500 that was effective on July 1, 2013 did not affect the authorized shares for the common and preferred stock.

A record date of January 29, 2013 was established to notify shareholders of a special meeting held on January 10, 2013 whereas the stockholders holding a majority voting rights of our common stock (majority stockholders) approved by written consent in lieu of a meeting of Stockholders  an amendment to the Company’s Certificate of Incorporation to increase the number of shares of authorized common stock of the Corporation to 20,000,000,000 (twenty billion) from 5,000,000,000 (five billion) and to decrease the par value of its common stock and preferred stock from $.001 to $.00001 per share.  This amendment was effective with the state of Delaware on January 30, 2013. The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000).  The reverse stock split of 1 for 500 that was effective on July 1, 2013 did not affect the authorized shares for the common and preferred stock.

A record date of May 10, 2013 was established to notify shareholders of a special meeting held on April 30, 2013 whereas the stockholders holding a majority voting rights of our common stock (majority stockholders) approved by written consent in lieu of a meeting of Stockholders that the  Corporation shall amend its Certificate of Incorporation to effect a reverse stock split (the “Reverse Stock Split”) of our common stock at a ratio determined by our Board of Directors up to 1 for 500 such number consisting of only whole shares.  The authorized shares for the Series A Preferred Stock remain the same at twenty million (20,000,000) and will not be subject to this reverse stock split. Our Board of Directors may (but is not required to) effect the Reverse Stock Split on or before May 14, 2014 without further stockholder approval.

Reverse stock split one-for-five hundred
On April 29, 2013, the Board of Directors of the Corporation approved an amendment to the Certificate of Incorporation to be effective May 1, 2013 in order to effect a reverse stock split of our common stock at a ratio determined by our Board of Directors of 1 for 500 such number consisting of only whole shares.  The amendment was effective with the state of Delaware on June 25, 2013. On July 1, 2013, we implemented a reverse stock split in which all the issued and outstanding shares as of  the close of business on such date were combined and reconstituted as a smaller number of shares of common stock in a ratio of one share of common stock for every five hundred (500) shares of common stock.  We rounded up any fractional shares of new common stock issuable in connection with the reverse stock split.  Even though the reverse stock split occurred after the year ended March 31, 2013, we have restated all applicable financial data throughout this report for the years ended March 31, 2013 and March 31, 2012 for proper disclosure and comparability purposes as well as created a table in Footnote 14 – Subsequent Events that reflects applicable restated financial data for the years ended March 31, 2013 and March 31, 2012. The authorized shares of common stock were not subject to the reverse stock and remain the same twenty billon (20,000,000,000).  The issued and authorized shares for the Series A Preferred stock did not change.

Research and Development

Over the last two years, the Company spent approximately $2,425 and $2,074, respectively, on research and development activities related to the development of its Phase III® Recovery products.  All costs were borne by the Company.

ITEM 2 - DESCRIPTION OF PROPERTY

On February 7, 2013, we moved to our current office at 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408 from our previous address at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410.   We entered into a three-year lease that began on February 1, 2013 with two (2) year renewable terms with a termination date of January 31, 2016. The minimum monthly base rent for the first year is $1,602 plus operating expense of $2,670 for a total monthly amount of $4,272 (excluding certain variable operating expenses and taxes), and the lease provides for annual 3% increases throughout its term.  The lease covers 3,333 square feet and includes our right of first refusal to contiguous space.

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

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,000 since January 16, 2012.  The $15,000 was already recorded in our records.  A Notice of Filing Settlement was filed on August 14, 2012 in the county court of Broward County, Florida whereas a settlement plan was agreed by both parties in which we pay the total sum of $15,390 with $3,390 on September 1, 2012 and $3,000 on the first day of each following month for four months until the total is paid in full.  We have paid the entire $15,390 amount as the lawsuit has been dismissed.  No further actions are needed by the Company.

On August 30, 2012, Entercom Boston, LLC commenced a lawsuit in the state of Massachusetts to recover past due amounts owed by us in the amount of $12,365 since February, 2011.  We have already recorded the $12,365 in our records and paid a total of $9,000 of this balance.  Both parties agreed to this $9,000 amount balance as the final settlement.  Entercom filed a Notice of Voluntary Dismissal of this Civil Action as there is no further action needed by the Company.

ITEM 4 - Mine Safety Disclosures - None

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock market price
The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at July 3, 2013 was 6,872.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Source is NASDAQ.COM. The table reflects the prices before and after the 1 for 500 reverse stock split, respectively:

QUARTER	HIGH STOCK PRICE	LOW STOCK PRICE

Fiscal year – 2011/2012

First Quarter	$0.022/$11.00	$0.008/$4.00
Second Quarter	$0.015/$7.50	$0.001/$0.50
Third Quarter	$0.0046/$2.30	$0.0008/$0.40
Fourth Quarter	$0.0093/$4.65	$0.001/$0.50

Fiscal year – 2012/2013

First Quarter	$0.0034/$1.70	$0.001/$0.50
Second Quarter	$0.001/$0.50	$0.0005/$0.25
Third Quarter	$0.001/$0.50	$0.0001/$0.05
Fourth Quarter	$0.0004/$0.20	$0.0001/$0.05

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

Securities Authorized for Issuance under Equity Compensation Plans

Number of securities
remaining available for future
	Number of securities to be		issuance under equity
	issued upon exercise of	Weighted average exercise	compensation plans, excluding
Plan Category	outstanding options, warrants	price of outstanding options,	securities reflected in column
	and rights	warrants and rights	(a)
	(a)	(b)	(c)
Equity compensation plans		Options have not been granted
approved by stockholders (1)	No options granted yet	thus no exercise price	No options granted yet
Equity compensation plans
not approved by stockholders (2)(3)	1,838,765/3,678	$0.06/$30.00	1,961,235/3,922
Total	1,838,765/3,678	$0.06/$30.00	1,961,235/3,922

Available to issue in future
(1) 2013 Equity Incentive Plan for a total of 500,000,000/1,000,000 options to be issued but none granted
(Filed on January 28, 2013 as a Definitive 14C Information Statement)
(2) 2007 Stock Compensation and Incentive Plan for a total of	50,000/100	124/0
(Filed on April 11, 2008 as an exhibit to Form S-1/A) and
filed on May 16, 2008 as an exhibit to Form S-8)
(3) 2010 Stock Compensation and Incentive Plan for a total of	3,750,000/7,500	1,961,111/3,922
(Filed on May 25, 2010 as an exhibit to Form S-8)
	3,800,000/7,600	1,961,235/3,922
	(a)	(c)

The above figures are shown before and after the 1 for 500 reverse stock split, respectively.

Sale of Unregistered Securities
Quarter Ended March 31, 2013

During January, 2013, we issued a promissory convertible note dated December 1, 2012 in the principal amount of $25,000 as payment of the December, 2012 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012.  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of May 31, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.  No conversions have been made for this note.

Also during January, 2013, we issued a promissory convertible note in the principal amount of $25,000 as payment of the January, 2013 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012.  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of June 30, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.  No conversions have been made for this note.

On January 8, 2013, Southridge Partners II LP purchased $150,000 of previously issued notes held by Alpha Capital Anstalt ($41,333 from September, 2008 note; $20,000 from another September, 2008 note; $60,833 from December, 2008 note; and $27,834 from a February, 2009 note for $60,000. A new replacement note for $150,000 was issued under the same terms as the previous notes with a maturity date of March 31, 2014. There were no associated warrants with this transaction.   The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02/$10.00 (before and after reverse stock split). This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  As of March 31, 2013, a total of $133,560 of the $150,000 balance has been converted into shares of common stock through conversions on February 21, 2013, March 18, 2013 and March 28, 2013.

On January 9, 2013, we filed an Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock with the State of Delaware in which we designated fifty one (51) shares out of the twenty million (20,000,0000) shares of the Preferred Stock as shares of “Series A-1”.  On this same date, the Company issued these 51 shares to Roy Warren, Chief Executive Officer.

On January 14, 2013, we entered into an allonge number 6 to a secured note held by Alpha Capital Anstalt which was issued February 22, 2012 in the amount of $220,000 less a finder’s fee of $20,000 for net proceeds received in the amount of $200,000.

During February 1, 2013, we issued a promissory convertible note in the principal amount of $25,000 as payment of the February, 2013 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012.  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of July 31, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.  No conversions have been made for this note.

On February 15, 2013, we entered into an allonge number 7 to a secured note held by Alpha Capital Anstalt which was issued February 22, 2012 in the amount of $40,000 less a finder’s fee of $5,000 for net proceeds received in the amount of $35,000.

On February 21, 2013, we issued a new convertible promissory note to Alpha Capital Anstalt for $121,327 as consideration for Alpha Capital Anstalt’s work in assisting the Company with its recapitalization, extension of convertible debts and modifications of surrendered notes. The fee was based on 5% of the total amount owed on the Surrendered Notes held by Alpha at that time.  The note has a maturity date of February 21, 2015 with an interest rate of 4%.  The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the Principal Market for the twenty days preceding a Conversion Date but in no event greater than $0.02/$10.00 (before and after reverse stock split).  Minimum conversion must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the Note.

Also on February 21, 2013, we entered into exchange agreements with convertible note holders (see details below) whereas certain of these note holders owned attached warrants with their notes. The Company purchased a total of 212,501,323/425,003 (before and after reverse stock split) Class A Warrants for a total purchase price of $350,000.  We paid this total $350,000 by issuing new convertible notes to the note holders.  These new notes were included with previous surrendered notes of $5,020,944 whereas the Company issued new consolidated notes for both amounts with a maturity date of February 21, 2015 with an interest rate of 4%. The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the Principal Market for the twenty days preceding a Conversion Date but in no event greater than $0.02/$10.00 (before and after reverse stock split).  Minimum conversion must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the Note. The terms of these new consolidated notes supersede the terms of all previous surrendered notes.  The new combined consolidated notes for surrendered notes and/or warrants purchased by the Company are held by the following note holders:  Alpha Capital Anstaldt - $2,496,202; Whalehaven Capital Fund Limited - $950,845; Smivel LLC - $4,649; CMS Capital - $20,737; Libra Finance - $5,000;  Centaurian Fund - $66,842; Naomi Klissman – $168,725; Sam Berkowitz - $5,320; Schlomo & Rochel Rifkind - $385,142; David Lamplough – $48,544; PSM Holdings - $29,165; J. Maya IRA - $21,425; Emmy Cutler - $27,059; J & N Invest LLC - $274,994; Joe & Sue Maya - $85,967; Seth Farbman  - $57,742; Ramshead Holding Ltd. – $166,670; Jody Eisenman - $89,423; Louis Goldberg - $54,118; Jan Veryke - $27,059; Southridge Partners - $375,000; Monarch Capital Fund Ltd. - $499; PHD Capital - $6,545; Linda Iennaco - $3,272.

During March 1, 2013, we issued a promissory convertible note in the principal amount of $25,000 as payment of the March, 2013 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012.  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of August 31, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder.  No conversions have been made for this note.

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

During the three months ended March 31, 2013, the Company issued a total of 5,857,674,166 (11,715,348 after reverse stock split) shares of common stock for the conversions of $588,005 of principal of convertible notes payable and $78,484 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration  was paid or given in connection with the exchange.

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

We completed research and development work in developing our latest dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) months long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.    The primary target for Phase III Recovery® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in late 2013 or early 2014, depending upon available capital.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition.  This board is helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last couple of years including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola, and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own storage system.

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

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements.  Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations.  If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise.  However, certain of our debt obligations totaling $5,410,290 are secured by our assets.  Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  Our most recently developed “Phase III® Recovery” drink product was introduced in early 2010 and based on historical spending, we anticipate a need of funding in the range of $1,500,000 to $1,900,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities.

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

The state of Delaware approved on January 30, 2013 the increase in our authorized shares of common stock from five billion (5,000,000,000) to twenty billion (20,000,000,000).  As such, we are reflecting the twenty billion number in our financial statements for the year ended March 31, 2013.

We implemented a 1-for-500 reverse stock split on July 1, 2013.  This change occurred before the release of our March 31, 2013 audited financial statements, and we have provided a table in Footnote 14 – Subsequent Events that reflects the effects of this reverse stock split.  We also have restated all applicable financial data throughout this report for the years ended March 31, 2013 and March 31, 2012 for proper disclosure and comparability purposes.  Where applicable, we will present the financial data before and after the reverse stock split, respectively.

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

Financial Instrument Valuation

In estimating the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2013, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Impairment of Long-Lived Assets

Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We did record an expense of $18,722 for the year ended March 31, 2013 for old trademarks that are not currently used.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption did not have any impact on the Company as the Company’s current presentation of comprehensive income follows the two-statement approach.

In October, 2012, the Financial Accounting Standards Board issued an ASU that contained amendments that affect a wide variety of topics in the Codification and represent changes to clarify the Codifications, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  These amendments will be effective for fiscal periods beginning after December 15, 2012. The effect of adoption will have a minimum impact on the Company.

In January, 2013, the Financial Accounting Standards Board issued an ASU that contained amendments to apply to derivatives accounted for in accordance with Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  These amendments should be applied for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  The Company is currently evaluating the impact these amendments may have on its disclosures.

In February, 2013, the Financial Accounting Standard Board issued an ASU that contained amendments that provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date.  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings.  These amendments will be effective for fiscal periods and interim periods within those years beginning after December 15, 2013.   The Company is currently evaluating the impact these amendments may have on its disclosures.

RESULTS OF OPERATIONS

Revenues

Consolidated Revenues

	For The Years Ended March 31,
	2013	2012	$ Change	% Change
Revenues	$445,488	$406,315	$39,173	9.6%
Less slotting expense	(2,625)	-	(2,625)	N/A
Less sales returns and allowances	(37,961)	-	(37,961)	N/A
Less discounts	(15,085)	(29,878)	14,793	49.5%
Net Revenues	$389,817	$376,437	$13,380	3.6%

All revenues were generated in the United States. The increase in our revenues for the year ended March 31, 2013 as compared to the prior year ended March 31, 2012 is the result of increased customer accounts mainly for our Phase III® Recovery products in the Florida Walgreens’ stores.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel which may be subject to future slotting fees.  We recorded a total of $2,625 for slotting fees for the year ended March 31, 2013 as there were no slotting fees for the year ended March 31, 2012.

We plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our  “Phase III® Recovery” drink to new markets in the 2013 calendar year, increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

Consolidated Product and Shipping Costs

	For The Years Ended March 31,
	2013	2012	$ Change	% Change
Product costs	$307,907	$278,300	$29,607	10.6%
Shipping costs	38,164	38,300	(136)	-0.4%
Inventory obsolescence	8,874	2,137	6,737	315.3%
Repackaging costs	887	-	887	N/A
Total costs	$355,832	$318,737	$37,095	11.6%

The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the year ended March 31, 2013 were higher over the year ended March 31, 2012 mainly due to the increased customers for the sales of the Phase III® Recovery product.

Operating Expenses

	For The Years Ended March 31,
	2013	2012	$ Change	% Change
Salaries, taxes and employee benefit costs	$1,220,287	$535,690	$684,597	127.8%
Marketing and promotion	205,036	461,272	(256,236)	-55.5%
Consulting fees	202,111	82,645	119,466	144.6%
Professional and legal fees	247,082	228,799	18,283	8.0%
Travel and entertainment	58,198	47,308	10,890	23.0%
Product development costs	2,425	2,074	351	16.9%
Stock compensation expense	99,504	165,068	(65,564)	-39.7%
Other overhead expenses	362,861	374,902	(12,041)	-3.2%
Total operating expenses	$2,397,504	$1,897,758	$499,746	26.3%

Salaries, taxes and employee benefit costs
For the year ended March 31, 2013, total expenses of $1,220,287 were higher by $684,597 over last year’s comparable figures of $535,690. The increase was due to increased salary and related tax accruals of $522,877 for certain company personnel who signed lockup agreements in previous years’ financing agreements that restricted them from earning market salaries and receiving certain annual salary increases as those lockup agreements have expired. Also the Company increased sales personnel for the year ended March 31, 2013.

Marketing and promotion
For the year ended March 31, 2013, we incurred total marketing and promotion costs of $205,036 as compared to $461,272 for the year ended March 31, 2012 for a decrease of $256,236 or 55.5%. This decrease was due primarily to the decision to spend fewer marketing dollars for the year ended March 31, 2013 due to limited resources and capital.

Consulting fees
Consulting fees of $202,111 for the year ended March 31, 2013 were $119,416 or 144.6% higher than last year’s figures mainly due to the use of an outside financial services consulting firm from August 1, 2012 through the year ended March 31, 2013.

Professional and legal fees
These costs related to the use of outside legal, accounting and auditing firms. Total costs for the year ended March 31, 2013 of $247,082 were $18,283 higher than the previous year’s comparable costs of $228,799, mainly due to an increased use of legal services needed for legal work for proxy related work to increase authorized shares of common stock and legal opinions for debt conversions.

Travel and entertainment
These costs increased over the prior year ending March 31, 2012 by $10,890 mainly due to increased travel activities by additional sales employees and consultants for promoting our Phase III® Recovery product in new markets.

Stock compensation expense
For the year ended March 31, 2013, we recorded stock compensation expense of $99,504 for the issuance of common stock mainly for services rendered by professional athletes to promote our products.  For the year ended March 31, 2012, we recorded $165,068 mainly the issuance of common stock for services rendered to outside vendors as well as the costs of issued stock options to employees.

Other operating expenses
The total costs decreased by $12,041 or 3.2% over the prior year mainly due to decreased investor relations costs.  The other main components in this category represent office lease expense and Board of Directors’ fees.

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2013:

		Inception through March 31, 2013

Our financing arrangements giving rise to derivative instruments and the income effects:
Day-one derivative losses:

$600,000	Original Face Value Convertible Note Financing	$(2,534,178)
$500,000	Original Face Value Convertible Note Financing	(899,305)
$100,000	Original Face Value Convertible Note Financing	(1,285,570)
$55,000	Original Face Value Short Term Bridge Loan Financing	(12,700)
$120,000	Original Face Value Convertible Note Financing	(72,251)
$60,000	Original Face Value Convertible Note Financing	(38,542)
$200,000	Original Face Value Convertible Note Financing	(119,136)
$27,778	Original Face Value Convertible Note Financing	(6,378)
$161,111	Original Face Value Convertible Note Financing	(45,846)
$111,112	Original Face Value Convertible Note Financing	(185,657)
$50,000	Original Face Value Convertible Note Financing	(182,843)
$55,000	Original Face Value Convertible Note Financing	(80,135)
$137,500	Original Face Value Convertible Note Financing	(1,023,463)
$55,000	Original Face Value Convertible Note Financing	(55,641)
$400,000	Original Face Value Convertible Note Financing	(730,079)
$600,000	Original Face Value Convertible Note Financing	(1,420,653)
$221,937	Original Face Value Convertible Note Financing	(295,144)
$500,000	Original Face Value Convertible Note Financing	(288,718)
$1,000,000	Original Face Value Convertible Note Financing	(1,215,164)
$200,000	Original Face Value Convertible Note Financing	(79,082)
$137,783	Original Face Value Convertible Note Financing	(5,357)
$25,000	Original Face Value Convertible Note Financing	(12,879)
$100,000	Original Face Value Convertible Note Financing	(70,387)
Total day-one derivative losses		$(10,659,108)

		Inception through March 31, 2013
Derivative income (expense):

$600,000	Original Face Value Convertible Note Financing	$3,315,487
$500,000	Original Face Value Convertible Note Financing	1,661,412
$100,000	Original Face Value Convertible Note Financing	1,164,080
$120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$60,000	Original Face Value Short Term Bridge Loan Financing	106,916
$33,000	Original Face Value Short Term Bridge Loan Financing	58,786
$55,000	Original Face Value Short Term Bridge Loan Financing	63,162
$243,333	Original Face Value Convertible Note Financing	134,424
$60,833	Original Face Value Convertible Note Financing	6,602
$120,000	Original Face Value Convertible Note Financing	41,280
$60,000	Original Face Value Convertible Note Financing	27,479
$200,000	Original Face Value Convertible Note Financing	112,499
$161,111	Original Face Value Convertible Note Financing	148,494
$50,000	Original Face Value Convertible Note Financing	45,417
$55,000	Original Face Value Convertible Note Financing	48,958
$137,500	Original Face Value Convertible Note Financing	304,219
$55,000	Original Face Value Convertible Note Financing	2,532
$900,000	Original Face Value Convertible Note Financing	65,200
$400,000	Original Face Value Convertible Note Financing	317,515
$600,000	Original Face Value Convertible Note Financing	791,332
$221,937	Original Face Value Convertible Note Financing	122,268
$500,000	Original Face Value Convertible Note Financing	122,251
$1,000,000	Original Face Value Convertible Note Financing	112,272
Total income arising from fair value adjustments		$9,200,123

Total derivative expense from inception		$(1,458,985)

		Inception through March 31, 2013
Interest income (expense) from instruments recorded at fair value:

$600,000	Original Face Value Convertible Note Financing	$(832,752)
$500,000	Original Face Value Convertible Note Financing	(919,278)
$100,000	Original Face Value Convertible Note Financing	(145,046)
$312,000	Original Face Value Convertible Note Financing	(1,041,033)
$120,000	Original Face Value Convertible Note Financing	(204,254)
$5,000	Original Face Value Convertible Note Financing	(8,336)
$5,000	Original Face Value Convertible Note Financing	(3,190)
$60,000	Original Face Value Convertible Note Financing	(49,316)
$70,834	Original Face Value Convertible Note Financing	(94,121)
$200,000	Original Face Value Convertible Note Financing	(127,309)
$27,778	Original Face Value Convertible Note Financing	(11,079)
$161,111	Original Face Value Convertible Note Financing	(127,196)
$111,112	Original Face Value Convertible Note Financing	(78,567)
$507,500	Original Face Value Convertible Note Financing	(513,943)
$50,000	Original Face Value Convertible Note Financing	50,625
$55,000	Original Face Value Convertible Note Financing	(164,875)
$137,500	Original Face Value Convertible Note Financing	260,085
$100,000	Original Face Value Convertible Note Financing	(20,867)
$900,000	Original Face Value Convertible Note Financing	(133,642)
$55,000	Original Face Value Convertible Note Financing	(142,943)
$400,000	Original Face Value Convertible Note Financing	(682,964)
$600,000	Original Face Value Convertible Note Financing	(1,242,755)
$221,937	Original Face Value Convertible Note Financing	(1,304,258)
$500,000	Original Face Value Convertible Note Financing	(894,217)
$1,000,000	Original Face Value Convertible Note Financing	(3,765,838)
$172,211	Original Face Value Convertible Note Financing	(529,028)
$200,000	Original Face Value Convertible Note Financing	(153,061)
$137,783	Original Face Value Convertible Note Financing	(300,764)
$25,000	Original Face Value Convertible Note Financing	(24,621)
$5,492,217	Restructrued Previous Covertible Note Financing	5,093,452
$100,000	Original Face Value Convertible Note Financing	(79,613)

Total expense arising from fair value adjustments		$(8,190,704)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2013 and the twelve months ended March 31, 2012.

		Twelve Months Ended March 31, 2013	Twelve Months Ended March 31, 2012
Our financing arrangements giving rise to derivative financial instruments and the income effects:
Derivative income (expense):

$600,000	Original Face Value Convertible Note Financing	$3,913	$18,337
$500,000	Original Face Value Convertible Note Financing	2,964	13,891
$100,000	Original Face Value Convertible Note Financing	593	2,779
$120,000	Original Face Value Short Term Bridge Loan Financing	-	101
$120,000	Original Face Value Short Term Bridge Loan Financing	-	101
$60,000	Original Face Value Short Term Bridge Loan Financing	31	50
$33,000	Original Face Value Short Term Bridge Loan Financing	-	28
$55,000	Original Face Value Short Term Bridge Loan Financing	-	6
$120,000	Original Face Value Convertible Note Financing	241	1,186
$60,000	Original Face Value Convertible Note Financing	121	593
$200,000	Original Face Value Convertible Note Financing	837	4,119
$161,111	Original Face Value Convertible Note Financing	674	3,318
$50,000	Original Face Value Convertible Note Financing	209	1,030
$55,000	Original Face Value Convertible Note Financing	209	1,030
$137,500	Original Face Value Convertible Note Financing	575	2,832
$55,000	Original Face Value Convertible Note Financing	230	1,133
$900,000	Original Face Value Convertible Note Financing	113,810	560,148
$400,000	Original Face Value Convertible Note Financing	31,102	157,071
$600,000	Original Face Value Convertible Note Financing	78,278	456,044
$221,937	Original Face Value Convertible Note Financing	44,502	77,766
$500,000	Original Face Value Convertible Note Financing	57,528	64,723
$1,000,000	Original Face Value Convertible Note Financing	76,042	36,229
Total derivative income (expense) arising from fair value adjustments		411,859	1,402,515
Day-one derivative losses		(167,704)	(1,799,027)
Total derivative income (expense)		$244,155	$(396,512)

		Twelve Months Ended March 31, 2013	Twelve Months Ended March 31, 2012
Interest income (expense) from instruments recorded at fair value:

$600,000	Original Face Value Convertible Note Financing	$-	$(334,764)
$500,000	Original Face Value Convertible Note Financing	(302,111)	22,502
$312,000	Original Face Value Convertible Note Financing	(7,247)	(75,181)
$120,000	Original Face Value Short Term Bridge Loan Financing	(143,963)	(90,383)
$5,000	Original Face Value Short Term Bridge Loan Financing	(2,669)	700
$5,000	Original Face Value Short Term Bridge Loan Financing	-	955
$60,000	Original Face Value Convertible Note Financing	(32,024)	32,393
$70,834	Original Face Value Convertible Note Financing	(73,642)	38,242
$27,778	Original Face Value Convertible Note Financing	(21,341)	22,357
$200,000	Original Face Value Convertible Note Financing	(76,829)	116,037
$111,112	Original Face Value Convertible Note Financing	(24,656)	(24,656)
$161,111	Original Face Value Convertible Note Financing	(61,891)	284,241
$507,500	Original Face Value Convertible Note Financing	76,135	(391,426)
$50,000	Original Face Value Convertible Note Financing	(16,518)	100,922
$55,000	Original Face Value Convertible Note Financing	71,356	(84,077)
$137,500	Original Face Value Convertible Note Financing	92,787	(80,516)
$100,000	Original Face Value Convertible Note Financing	(12,655)	(11,041)
$55,000	Original Face Value Convertible Note Financing	71,356	(84,076)
$400,000	Original Face Value Convertible Note Financing	(290,889)	(476,520)
$600,000	Original Face Value Convertible Note Financing	(456,547)	(1,056,806)
$221,937	Original Face Value Convertible Note Financing	(306,346)	(997,913)
$500,000	Original Face Value Convertible Note Financing	(739,736)	(154,481)
$1,000,000	Original Face Value Convertible Note Financing	(4,140,946)	375,103
$172,211	Original Face Value Convertible Note Financing	(228,066)	(300,962)
$200,000	Original Face Value Convertible Note Financing	(153,061)	-
$137,783	Original Face Value Convertible Note Financing	(300,764)	-
$25,000	Original Face Value Convertible Note Financing	(24,621)	-
$5,492,217	Restructured Previous Covertible Note Financing	5,093,452	-
$100,000	Original Face Value Convertible Note Financing	(79,613)	-
Total interest income (expense) arising from fair value adjustments		(2,091,049)	(3,169,350)
Other interest expense		(580,872)	(729,078)
Interest income (expense) and other financing costs		$(2,671,921)	$(3,898,428)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value for the three months ended March 31, 2013 and the three months ended March 31, 2012.

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Our financing arrangements giving rise to derivative financial instruments and the income effects:
Derivative income (expense):

$600,000	Face Value Convertible Note Financing	$136	$(2,654)
$500,000	Face Value Convertible Note Financing	113	(2,010)
$100,000	Face Value Convertible Note Financing	23	(402)
$120,000	Face Value Short Term Bridge Loan Financing	(16)	(8)
$120,000	Face Value Short Term Bridge Loan Financing	(16)	(8)
$60,000	Face Value Short Term Bridge Loan Financing	31	(4)
$33,000	Face Value Short Term Bridge Loan Financing	-	(3)
$120,000	Face Value Convertible Note Financing	11	(159)
$60,000	Face Value Convertible Note Financing	5	(80)
$200,000	Face Value Convertible Note Financing	37	(554)
$161,111	Face Value Convertible Note Financing	29	(446)
$50,000	Face Value Convertible Note Financing	9	(138)
$55,000	Face Value Convertible Note Financing	9	(138)
$137,500	Face Value Convertible Note Financing	25	(380)
$55,000	Face Value Convertible Note Financing	10	(152)
$900,000	Face Value Convertible Note Financing	4,978	(75,283)
$400,000	Face Value Convertible Note Financing	1,955	(20,340)
$600,000	Face Value Convertible Note Financing	5,517	(58,471)
$221,937	Face Value Convertible Note Financing	2,108	(28,859)
$500,000	Face Value Convertible Note Financing	3,892	(37,896)
$1,000,000	Face Value Convertible Note Financing	4,345	36,230
	Day-one derivative expense	(70,387)	(1,215,165)
Total derivative income (expense) arising from fair value adjustments		$(47,186)	$(1,406,920)

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Interest income (expense) from instruments recorded at fair value:

$600,000	Face Value Convertible Note Financing	$-	$(363,579)
$500,000	Face Value Convertible Note Financing	62	(66,882)
$312,000	Face Value Convertible Note Financing	(403)	(79,070)
$120,000	Face Value Convertible Note Financing	(140,748)	(155,902)
$5,000	Face Value Convertible Note Financing	272	(2,030)
$5,000	Face Value Convertible Note Financing	-	(1,775)
$60,000	Face Value Convertible Note Financing	3,267	(368)
$70,834	Face Value Convertible Note Financing	(31,979)	(433)
$27,778	Face Value Convertible Note Financing	403	13,529
$200,000	Face Value Convertible Note Financing	1,450	48,704
$111,112	Face Value Convertible Note Financing	(12,293)	(49,778)
$161,111	Face Value Convertible Note Financing	1,167	39,235
$507,500	Face Value Convertible Note Financing	(37,458)	(474,593)
$50,000	Face Value Convertible Note Financing	791	6,924
$55,000	Face Value Convertible Note Financing	20,153	(212,084)
$137,500	Face Value Convertible Note Financing	26,205	(275,786)
$100,000	Face Value Convertible Note Financing	(24)	(35,230)
$55,000	Face Value Convertible Note Financing	20,153	(212,084)
$900,000	Face Value Convertible Note Financing	88,217	-
$400,000	Face Value Convertible Note Financing	(270,133)	(177,665)
$600,000	Face Value Convertible Note Financing	(419,590)	(835,101)
$221,937	Face Value Convertible Note Financing	378	(899,307)
$500,000	Face Value Convertible Note Financing	(629,476)	30,038
$1,000,000	Face Value Convertible Note Financing	(3,134,879)	375,103
$172,211	Face Value Convertible Note Financing	(225,456)	(300,962)
$200,000	Face Value Convertible Note Financing	(165,178)	-
$137,783	Face Value Convertible Note Financing	(103,864)	-
$128,750	Face Value Convertible Note Financing	(6,629)	-
$25,000	Face Value Convertible Note Financing	(24,621)	-
$5,492,217	Face Value Convertible Note Financing (a)	5,093,452	-
$100,000	Face Value Convertible Note Financing	(79,613)	-
Total interest income (expense) arising from fair value adjustments		(26,374)	(3,629,096)
Other interest expense		20,353	(540,464)
Interest income (expense) and other financing costs		$(6,021)	$(4,169,560)

(a) All convertible notes were consolidated into new consolidated notes in February, 2013

Our derivative income during the twelve months ended March 31, 2013 is significant to our consolidated financial statements. Certain convertible notes create the unusual circumstance of a day-one derivative loss related to the recognition of (i) the hybrid notes and (ii) the derivative instruments arising from the arrangement at fair values.  That means that the fair value of the hybrid notes and warrants exceeded the proceeds that we received from the arrangement, and we are required to record a loss to record the derivative financial instruments at fair value.   In addition, our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Generally, the FASB Accounting Standards Codification provides for the exclusion of registration payment arrangements, such as the liquidated damage provisions that are included in the financing contracts underlying the convertible debt financing arrangements, from the consideration of classification of financial instruments. Rather, such registration payments will require recognition when they are both probable and reasonably estimable. As of March 31, 2013, our management concluded that registration payments are not probable.

Loss on extinguishment of debt
We recorded a loss on extinguishment of debt for the fiscal year ended March 31, 2013 for $2,022,451 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts, especially for the consolidation of various previous note financings into one set of notes with same terms and a new extension of the due dates to February 21, 2015.  There was no loss on extinguishment of debt for the fiscal year ended March 31, 2012 due to no term modifications of existing debt instruments.

Interest and Other Financing Costs:
We recorded interest expense for the fiscal year ended March 31, 2013 for $2,671,921 and interest expense for $3,898,428 for the year ended March 31, 2012 in connection with our debt obligations at interest rates from 10% to 15%.  The change of $1,226,507 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $303,613 for the year ended March 31, 2013 with the July 2010, January 2011, March 2011, June 2011 debt exchange into a convertible note financing, July 2011 and February 2012 convertible note financings as well as $365,127 with the July, 2010, January, 2011 and March, 2011 convertible note financings for the year ended March 31, 2012.

Net Loss
We reported a net loss for the year ended March 31, 2013 of $6,813,934 and a net loss of $6,149,343 for the year ended March 31, 2012.  The majority of the expenses for the year ended March 31, 2013 related to salary related costs, marketing and promotion costs for promotion of our Phase III® Recovery drink, consulting fees, professional and legal fees and, recognition of interest expense reflecting the changes in the fair value of the convertible debts.  Most of the costs incurred in the prior year ended March 31, 2012 related to salary related costs, marketing and promotion costs for introduction and promotion of our Phase III® Recovery drink, professional and legal fees and investor relations costs included in other overhead expenses. The net loss for March 31, 2012 was due to the recognition of derivative expense and interest expense reflecting the changes in the fair value of the convertible debts. As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
The Company’s basic and diluted loss per common share applicable to common stockholders for the period ended March 31, 2013 was $(0.00)/$(0.00) (before and after the reverse stock split), and the basic and diluted loss per common share for the period ended March 31, 2012 was $(0.03)/$(13.65) (before and after the reverse stock split).  Because the Company experienced a net loss for the period ended March 31, 2013, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2013 and 2012 were 2,687,047,797/5,374,096 and 225,250,685/450,501, (before and after reverse stock split) respectively for the basic and diluted loss calculation.

LIQUIDITY AND CAPITAL RESOURCES

Being a company with less than six years of operations, we have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year.  Ultimately, our ability to continue is dependent upon the achievement of profitable operations.  We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability or receive adequate funding for new product research and development activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $125,000 to $160,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

●      Increased employees and related travel costs

●      Required interest payments on our convertible promissory notes payable
●      Increased product development costs for new products, packaging and marketing materials

External Sources of Liquidity-External Debt Financing and Use of Common Stock for the last two years:

External Debt Financing (not reflected for the 1 for 500 reverse stock split):

On June 3, 2011, the Company entered into a promissory note in the amount of $100,000 with the Centaurian Fund LP, an accredited investor.  This note is subject to an interest rate of 10% and is due the sooner of July 3, 2011 or from the proceeds of the next funding by the Company.  This note was paid in July 2011 from the $500,000 gross proceeds financing of the July 2011 financing.

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

On November 3, 2011, the Company entered into a promissory note with conversion rights with outside legal counsel (Weed & Co. LLP) in the amount of $59,359.  This note is subject to an interest rate of 5% and is payable on or before May 5, 2012.    This note at the option of the holder at the due date may convert the unpaid interest and principal into newly issued shares of common stock.  The conversion shall be at a price equal to (1) the closing price on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt.  The conversion price will be such as not to trigger any reset or anti-dilution rights in existing convertible notes on the due date. Weed & Co. LLP converted $50,000 on May 29, 2012 into 46,728,972 shares of common stock and converted the remaining $9,359 principal amount and remaining accrued interest of $1,926 on October 8, 2012 resulting in full payment of both the note and accrued interest.  The Company has no further obligations.

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

On June 14, 2012, we entered into two promissory notes, one for $100,000 with Alpha Capital Anstalt with receipt of payment on June 27, 2012 and the other one for $40,000 with Whalehaven Capital Fund, Ltd with receipt of payment on July 9, 2012.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  As these notes are still outstanding, the interest rate is now 18%.  The Company plans to transfer these amounts into long-term convertible notes.

On June 26, 2012, we entered into a promissory note of $110,000 with Centaurian Fund LP with receipt of payment on June 28, 2012.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  As this note is still outstanding, the interest rate is now 18%.  The Company plans to transfer this amount into a long-term convertible note.

On August 22, 2012, we executed a $75,000 allonge #1 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received the full $75,000 amount on the same date.

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

On January 14, 2013, we executed a $220,000 allonge #6 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $200,000 as $20,000 was paid as a finder’s fee.

On February 15, 2013, we executed a $40,000 allonge #7 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $35,000 as $5,000 was paid as a finder’s fee.  The total outstanding amount for the February 22, 2012 note including all allonges is $1,125,000.

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

Commitments for Common Stock for the last two years (not reflective for the 1 for 500 reverse stock split):

Note: Common stock issued for conversions of convertible notes payable are not listed.

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

During July, 2012, we issued 363,056 shares of common stock for a cashless exercise of 1,000,000 warrants.

On August 8, 2012, we issued 4,950,000 shares of common stock to outside professional athletes as part of an endorsement athletic contract.

Information about our cash flows

	For The Year Ended
	March 31,	March 31,
	2013	2012
Cash provided by (used in):
Operating activities	$(1,223,677)	$(1,585,215)
Investing activities	$(11,028)	$(16,002)
Financing activities	$1,110,000	$1,500,000

For the year ended March 31, 2013, we reported a net loss of $6,813,934 which was offset by recording the fair value adjustment of the convertible notes for $2,091,049, derivative income of $244,155, loss on debt extinguishment for $2,022,451, recording of $99,504 for compensatory stock and changes in accounts payable and accrued expenses for $1,081,187. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs.  Cash used by investing activities were attributed mainly to the purchase of a company vehicle.  Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for proceeds of $1,200,000.

For the year ended March 31, 2012, we reported a net loss of $6,149,343 which was offset by recording the fair value adjustment of the convertible notes for $3,169,350, derivative expense of $396,512, recording of $165,068 for compensatory stock and changes in accounts payable and accrued expenses for $642,836. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs.  Cash used by investing activities were attributed mainly to the purchase of a company vehicle.  Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings for proceeds of $1,325,000 and proceeds of $400,000 from short-term bridge loan payables.

Defaults for Short-Term Non-Convertible Loans for the Year Ended March 31, 2013:

At March 31, 2013, two short-term bridge notes for a total of $115,000 were past due.    One of these notes is held by one of our Board of Directors and will extend the due date once we locate the other debt holder.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the period ended March 31, 2013:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE TWELVE MONTHS ENDED MARCH 31, 2013

Original Note Amount	Original Issue Date

CONVERTIBLE NOTES (a)		All previous convertible notes payable were surrendered and consolidated into one new note per debt holder on 2/21/13
$600,000	October, 2007
$312,000	January, 2008
$500,000	February, 2008
$100,000	June, 2008
$263,333	September, 2008
$60,833	December, 2008
$200,834	January, 2009
$60,000	February, 2009
$361,112	March, 2009
$27,778	October, 2009
$618,612	November, 2009
$150,000	January, 2010
$192,500	March, 2010
$55,000	May, 2010
$900,000	July, 2011
$400,000	January, 2011
$600,000	March, 2011
$221,937	June, 2011
$500,000	July, 2011
$1,000,000	February, 2012
$172,211	March, 2012
$125,000	August, 2012
$75,000	September, 2012
$137,783	September, 2012
$25,000	November, 2012
$7,658,933

Total Surrendered Outstanding Convertible Notes	$5,020,944
Warrants Purchase Notes	350,000
	$5,370,944	(c)

Original						Default	Accrued
New Note	Issue		Default	$ Amount	Interest	Interest	Default
Amounts	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000	December, 2013	5/31/2013 (b)	No	-	None	None	-
$25,000	January, 2013	6/30/2013 (b)	No	-	None	None	-
$5,370,944	February, 2013	2/21/2015 (c)	No	-	4%	20%	-
$121,327	February, 2013	2/21/2015 (c)	No	-	4%	20%	-
$25,000	February, 2013	7/31/2015 (b)	No	-	None	None	-
$25,000	March, 2013	8/31/2013 (b)	No	-	None	None	-

$5,592,271

SHORT-TERM BRIDGE LOANS (d)

$60,000	April 14, 2008	Past due	Yes (d)	$60,000	15%	$34,882
$55,000	August 5, 2008	Past due	Yes (d)	$55,000	15%	$48,598
$115,000	Total amount past due			$115,000		$83,480

(a)	All of the above various convertible notes held by each debt holder were surrendered and consolidated into one new note per debt holder on February 21, 2013 with equal terms and maturity dates.
(b)	Both parties will agree to extend these monthly $25,000 notes as needed.
(c)
A total of $5,020,944 face value in outstanding convertible notes at 2/21/13 and newly issued  notes  for a total of $350,000 to purchase 212,501,323 Class A warrants (before reverse stock split) were combined in new consolidated notes per debt holder that total $5,370,944. The $121,327 convertible note for services rendered by a debt holder has the same terms and features as the $5,370,944 convertible notes.

(d)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of March 30, 2013, we had total shareholders’ deficit of $16,594,200 and a working capital deficit of $7,182,088, compared to a total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079 at March 31, 2012. Cash and cash equivalents were $7,415 as of March 31, 2013 as compared to $132,120 at March 31, 2012. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At March 31, 2013, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At March 31, 2013, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder. The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,410,290 in principal face value at March 31, 2013. Although we have been able to extend the maturity dates of the convertible to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%.  As of March 31, 2013, we are not in default in our convertible notes payable as most of them have a maturity date of February 21, 2015.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of March 31, 2013, we had issued and outstanding options and warrants that may be exercised into 28,233,877/56,468 (before and after the reverse stock split) shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling  $5,410,290 and accrued interest payable of $1,090,086 which together may be converted into 325,018,815/650,038 (before and after reverse stock split) shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02/$10.00 (before and after reverse stock split) per share.  The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 9,207,273,234/18,414,546 (before and after reverse stock split) shares of common stock outstanding as of March 31, 2013 of which 9,191,984,272/18,383,969 (before and after reverse stock split) shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,410,290 which may be converted into 270,514,500/541,029 (before and after reverse stock split) shares of common stock.  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on April 27, 2012 approved the increase of our authorized shares from one billion to five billion shares which makes more shares available for issuance.  On January 30, 2013, shareholders approved the increase of our authorized shares from five billion to twenty billion.  On June 14, 2013, the Company approved a reverse stock split of 1-500 shares of common stock that became effective for trading on July 1, 2013.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2013 and 2012 are contained on Pages F-1 to F-56 which follows.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2013.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2013 that constituted material weaknesses, as described below.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers as of March 31, 2013 are as follows. Our directors serve until their successors are elected and qualified.

Name of Officer and Age		Position with the Company	Year Appointed
Roy Warren	57	Chairman, Chief Executive Officer and President	2007
Michael Edwards	53	Director	2007
H. John Buckman	67	Director	2007
Tommy Kee	64	Chief Financial Officer	2007 2010*
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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a) during the most recent fiscal year, we report only one late filing for Roy Warren for the issuance of 51 shares of Series A-1 Preferred Stock on January 9, 2013 in which the Form 4 was filed on January 15, 2013.

Code of Ethics

On May 14, 2009, the Board of Directors approved and ratified a Code of Ethics that is applicable to all directors, officers and employees.  A copy of the Code of Ethics was attached an Exhibit 14 in the Form 10-K/A-2 that was filed for the fiscal year that ended March 31, 2009. The Code of Ethics is also available for review on our website at www.attitudedrinks.com.  Furthermore, a copy of the code is available to any person free of charge upon request by writing to our company at 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408.

Committees

Although we have a majority of independent directors, we do not have a separately designated audit committee, nominating committee, compensation committee or a person designated as an audit committee member financial expert.  We do not have a separately designated audit committee or an audit committee member financial expert because the cost of identifying, interviewing, appointing, educating, and compensating such persons would outweigh the benefits to our stockholders at the present time.  If we are successful in our efforts to secure additional capital, the resources may be available to appoint additional directors, have a separately designated audit committee, nominating committee, compensation committee and a person designated as an audit committee member financial expert. All directors participate in nominations of directors, and there is no formal nomination charter or policy in regard to recommendation of directors by shareholders due to the Company’s size and operations.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation for the applicable years with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers, and unpaid amounts have been accrued and reflected as expense:

								Change in
								Pension
								Value &
								Nonqualified
			Earned			(f)	Non-equity	Deferred	(h)
			Salary /		Stock	Option	Incentive	Comp.	All Other
	Principal		Consulting	Bonus	Awards	Awards	Plan Comp.	Earnings	Comp.	Total
Name	Position	Year	$	$	$	$	$	$	$	$
Roy Warren (g)	CEO	2013 (a)	$215,662	$-	(b)	$-	$-	$-	$15,668	$231,330
Roy Warren (g)	CEO	2012 (c)	$162,000	$-	$-	$-	$-	$-	$19,308	$181,308

Tommy Kee (g)	CFO	2013 (d)	$99,851	$-	$-	$-	$-	$-	$11,745	$111,596
Tommy Kee (g)	CFO	2012 (e)	$84,000	$-	$-	$2,642	$-	$-	$12,042	$98,684

(a)  For the year ended March 31, 2013, Roy Warren, CEO, earned an income of $165,113. The $215,662 amount reflects his just mentioned earned income plus additional compensation of $38,549 and unpaid annual director’s fees of $12,000. His base salary is now accrued at $180,000, although there is no assurance the Company will have sufficient capital to pay this amount.

(b)  For the year ended March 31, 2013, Roy Warren, CEO, received 51 shares of Series A-1 Preferred Stock for past due services as the value of the stock is less than $1.00 (51 preferred shares converted at 6 common shares per preferred share = 306 shares of common stock x market price of $.0003 = $0.09).

(c)  For the year ended March 31, 2012, Roy Warren, CEO, earned an annual base salary of $150,000. The $162,000 amount reflects his base salary of $150,000 and unpaid annual director’s fees of $12,000.

(d) For the year ended March 31, 2013, Tommy Kee, CFO, earned an annual base salary of $99,851. His 2013 base salary is now accrued at $120,000, although there is no assurance the Company will have sufficient capital to pay this amount. The $99,851 amount reflects his salary in which $65,208 was not paid.

(e)  For the year ended March 31, 2012, Tommy Kee, CFO, earned an annual base salary of $84,000. The $84,000 amount reflects his salary in which $24,100 was not paid.

(f)  This amount represents the aggregate grant date fair value that was computed in accordance with FASB Topic 718 for the grant of non-qualified stock options to the named executives.  These options were granted in December, 2012 and have an exercise price of $.02 and vest immediately with an expiration life of five (5) years.  The stock options were valued at $.000467 per stock option for Tommy Kee (5,656,566 stock options at $.000467 = $2,642) – not adjusted for the reverse stock split.

(g)  Neither executive has an employment or a consulting agreement.  The Company intends to pay accrued but unpaid amounts either by conversions of certain past due amounts in the Company’s common stock and/or cash once the Company’s fundings and financial position will allow such payments.  Since the Company was not able to consistently make salary payments to these two named executives, the Company had to treat some of these payments as consulting fees.

(h)  All other compensation figures represent company paid medical insurance for the above named executives.

Outstanding Equity Awards at March 31, 2013

	Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity					Plan Awards:	Market or
			Incentive Plan				Market	Number	Payout Value
			Plan Awards:			Number of	Value of	of Unearned	of Unearned
	Number of	Number of	Number of			Shares or	Shares of	Shares, Units	Shares
	Securities	Securities	Securities			Units of	Units of	or Other	Units or
	Underlying	Underlying	Underlying			Stock That	Stock That	Rights That	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	That Have
	Options #	Options #	Unearned	Exercise	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	Options #	Price $	Date	#	$	#	$
Roy Warren, CEO (a) (c)	895	895	-	$500.00	3/31/2014	-	$-	-	$-
Tommy Kee, CFO (b)	11,451	11,451	-	$10.00	12/30/2016	-	$-	-	$-

Total	12,346	12,346	-			-	$-	-

(a) All 447,483/895 stock options (before and after reverse stock split) were granted during March , 2009.
(b) Stock optioms were granted as follows: 68,876/138 options during March, 2009, and 5,656,566/11,313 stock options (before and after reverse stock split) were granted in December, 2011.
(c) Roy Warren was issued 51 shares of Series A-1 Preferred Stock during the year ended March 31, 2013.

The above figures are restated for the 1 for 500 reverse stock split.

Director Compensation Table

		(a)
		Fees				Nonqualified
		Earned or			Non-equity	Deferred
		Paid In	Stock	Option	Incentive	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	Plan Comp. $	Earnings $	Comp. $	Total $
H.John Buckman (b)	2013	$12,000	$-	$-	$-	$-	$-	$12,000
	2012	$12,000	$-	$-	$-	$-	$-	$12,000
Mike Edwards	2013	$12,000	$-	$-	$-	$-	$-	$12,000
	2012	$12,000	$-	$-	$-	$-	$-	$12,000

Roy G. Warren, CEO, is the Chairman of the Board of Directors. His director compensation is reported in the Summary Compensation Table.

(a)  Each above director is compensated $1,000 per month for their roles as directors; however, no cash payments have been made for the year ended March 31, 2013.  Roy G. Warren is the only non-independent director.  The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments.  Total past due director fees are $54,000 for H. John Buckman and $50,792 for Mike Edwards.

(b)  In addition to H. John Buckman being a Director, he also is an investor and debt holder of the Company whereas the Company issued him a note payable at face value of $55,000.  He also has a total of 5,500 Class A warrants at an exercise price of $1.00 with a life of five years.  He also received 11,000 shares of restricted stock that related to his note payable, 1,200 shares were issued to him in 2009 for his Director services, and he received 150,000 shares of restricted stock in November 2009 for his efforts in a financing during that month (total of 162,200 restricted shares).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2013 as to:

●      each person known to beneficially own more than 5% of our issued and outstanding common stock
●      each of our directors
●      each executive officer
●      all directors and officers as a group

Except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

Beneficial Owners (not reflective of the reverse stock split)

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Southridge Partners II LP (3) 90 Grove Street, Suite 206 Ridgefield, Connecticut 06877	610,888,826	6.22%

(1)       Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)       Percentage calculated from base of 9,207,273,234 shares of common stock outstanding at March 31, 2013 plus shares subject to options, warrants or preferred stock currently exercisable or convertible within 60 days of March 31, 2013 that are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)       This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%.  Equity listed consists of common stock, convertible notes and accrued interest.

(4)       Equity listed consists of common stock, preferred stock and stock options to purchase common stock

Management Owners (not reflective of the reverse stock split)

Title of Class	Name and Address of Management Owner	Amount and Nature of Ownership (1)		Percent of Class (2)
Common	Roy Warren 712 U.S. Highway 1, Suite 200 North Palm Beach, Fl.	69,572,601	(3)	Less than 1%

Common	Tommy Kee 712 U.S. Highway 1, Suite 200 North Palm Beach, Fl.	5,726,192	(4)	Less than 1%

Common	H. John Buckman 712 U.S. Highway 1, Suite 200 North Palm Beach, Fl.	167,700	(5)	Less than 1%

Common	Mike Edwards 712 U.S. Highway 1, Suite 200 North Palm Beach, Fl.	1,200	(6)	Less than 1%

Common	Executive officers and directors as a group	75,467,693		Less than 1%

(1)
Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of   March 31, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)
Percentage calculated from base of 9,207,273,234 shares of common stock outstanding at March 31, 2013 plus shares subject to options, warrants or preferred stock currently exercisable or convertible within 60 days of March 31, 2013 that are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
Includes 3,996 shares of our common stock owned by household family members. Remaining amount relates to 15,120,816 shares of common stock, 447,483 non-qualified stock options and 54,000,306 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock and 51 shares of Series A-1 Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)	Represents 5,725,442 non-qualified stock options and 750 shares of common stock

(5)	Includes 162,200 shares of common stock and 5,500 warrants

(6)	Represents 1,200 shares of common stock

Changes in Control

None

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Roy Warren’s daughter, Niki Fuller, is employed by the Company where she is in charge of all marketing functions of the Company. Her previous experience was with another similar brand development company, Bravo! Brands Inc., whereas she had worked in the marketing department.  Other than receiving compensation for her employment services and some stock options, she has no other direct or indirect material interest in the Company. She earned $27,020 and $30,600 for the fiscal years ended March 31, 2013 and March 31, 2012, respectively. She also has 26,500/53 (before and after reverse stock split) stock options with an exercise price of $1.00/$500.00 (before and after reverse stock split) and an expiration date of March 31, 2014.

The Company previously issued aggregate notes of $100,000 ($50,000 in October 2007 and $50,000 in February 2008) to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes. Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents).  These shares vote with the common stock at a rate of 6 votes per share (54,000,000 total votes). During the quarter ended March, 31, 2013, 51 shares of Series A-1 Preferred, convertible into 306 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered.  We recorded a non-cash expense for $0.09 which is based on the then market price of $0.0003 per common share times the convertible stock equivalents (51 preferred shares x 6 = 306 common stock equivalents).

H. John Buckman is a board director of the company and is a debt holder of the company of a note payable at the face value of $55,000. Certain financial data is presented before and after the reverse stock split. He also has a total of 5,500/11 Class A warrants at an exercise price of $1.00/$500 with a life of three to five years, and he will be entitled to an additional 5,000/10 warrants with at an exercise price of $15.00/$7,500 if he exercises the same number of specific Class A warrants.  He also received 11,000/22 shares of restricted stock that related to this note payable, 1,200/3 shares of restricted stock for being a Director and 150,000/300 shares of restricted stock for his services related to a November 2009 financing (total of 162,200/325 shares of restricted stock).

Director Independence

H. John Buckman and Mike Edwards are independent directors as defined by Rule 10A-3 of the Exchange Act under NASDAQ rules.  Roy G. Warren is not independent as he is an officer of the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2013 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were $67,902. We have accrued expected audit fees for the year ended March 31, 2013 in the amount of $44,950.  Total audit fees for the previous year ended March 31, 2012 were $89,852.

Audit Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and therefore the board considers and has approval authority over all engagements of the independent auditors.  All of the engagements resulting in the fees disclosed above for fiscal 2012-2013 were approved by the Chairman of the Board prior to the engagement.

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

		Incorporated by	Filed
Exhibit No.	Document Description	Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(1)(iv-2)	Certificate of Amendment to the Certificate of Incorporation	(27)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(30)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and Preferences of the
	Series A Convertible Preferred	(26)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule
	of other documents omitted- Exhibit B in Exhibit (10)(1) - (a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted
	Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) – (a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) – (a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in
	Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in
	Exhibit (10)(8) –(b)	(1)

(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible
	Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note
	With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c)	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in
	Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow
	Agreement, Form of Legal Opinion, and Second Modification, Waiver
	And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January
	09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010
	(Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated
	July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form
	10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January
	2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated
	January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with previous Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)

(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011
(10)(50)	Form of Promissory Note dated June 3, 2011	(16)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all
	Exhibits (forms of note and warrant, escrow agreement, form of legal
	opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10)(57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all
	Exhibits (forms of note and warrant, escrow agreement, form of legal
	Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(23)
(10)(69)	Promissory Notes June, 2012	(23)
(10)(70)	First Amendment to Lease Agreement May 31, 2012	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment
	and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(76)	Form of Registration Rights Agreement dated August 31, 2012	(29)
(10)(77)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(78)	Extension Agreement Dated September 30, 2012	(25)
(10)(79)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(80)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(81)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(82)	Promissory Note November 1, 2012	(25)
(10)(83)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(84)	Assignment and Escrow Agreement dated November 28, 2012	(29)
(10)(85)	Promissory Note December 1, 2012		X
(10)(86)	Assignment and Escrow Agreement dated December 13, 2012	(29)
(10)(87)	Promissory Note January 1, 2013		X
(10)(88)	Assignment and Escrow Agreement date January 8, 2013		X
(10)(89)	Amendment to the Certificate of Designation of the Relative Rights and
	Preferences of the Series A Convertible Preferred Stock January 9, 2013	(29)
(10)(90)	Submission of Matters to a Vote of Security Holders to Approve Increase in
	Authorized Shares for Common Stock to Twenty Billion Shares and to
	Decrease Par Value of Common Stock and Preferred Stock from $.001
	to $.00001 plus Ratification of the 2013 Equity Incentive Plan- January 29, 2013	(28)

(10)(91)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(29)
(10)(92)	Promissory Note February 1, 2013		X
(10)(93)	Form of New Office Lease Agreement, Commencing February 1, 2013	(28)
(10)(94)	Allonge No.4 dated December 6, 2012 to Secured Note Issued February 22, 2012	(29)
(10)(95)	Allonge No.5 dated December 13, 2012 to Secured Note Issued February 22, 2012	(29)
(10)(96)	Allonge No. 6 dated January 14, 2013 to Secured Note Issued February 22, 2012	(29)
(10)(97)	Allonge No. 7 dated February 15, 2013 to Secured Note Issued February 22, 2012	(29)
(10)(98)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2012		X
(10)(99)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013		X
(10)(100)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013		X
(10)(101)	Form of Consolidated Note at February 21, 2013		X
(10)(102)	Convertible Note for Services Provided at February 21, 2013		X
(10)(103)	Promissory Note March 1, 2013		X
(10)(104)	Promissory Note April 1, 2013		X
(10)(105)	Assignment and Escrow Agreement April 9, 2013		X
(10)(106)	Reserved for possible future use (no document filed)
(10)(107)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that
Approved the Amendment of the Company’s Certificate of Incorporation to
Effect a Reverse Stock Split of a ratio of One-For-500 Subject to Regulatory
	Approval. (to be effective July 1, 2013)	(31)
(10)(108)	Promissory Note May 1, 2013		X
(10)(109)	Promissory Note June 1, 2013		X
(10)(110)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2012		X
(10)(111)	Assignment and Escrow Agreement June 5, 2013		X
(10)(112)	Promissory Note June 7, 2013		X
(10)(113)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2012		X
(10)(114)	Promissory Note July 1, 2013		X
(10)(115)	Debt amendments for extension of maturity dates to December 31, 2014		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule
13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule
13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
	Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(23) previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(24) previously filed with the Commission on August 28, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-004963)
(25) previously filed with the Commission on November 19, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-006345)
(26) previously filed with the Commission on January 10, 2013 as an exhibit to Form 8-K (SEC Accession No. 0001213900-13-000118)
(27) previously filed with the Commission on January 28, 2013 as Appendix A to Definitive 14C (SEC Accession No. 0001213900-13-000370)
(28) previously filed with the Commission on January 30, 2013 as an item and exhibit to Form 8-K (SEC Accession No. 0001213900-13-000407)
(29) previously filed with the Commission on February 19 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-000797)
(30) previously filed with the Commission on May 14, 2013 as Appendix A Definitive 14C (SEC Accession No. 0001213900-13-002476)
(31) previously filed with the Commission on July 1, 2013 as a Form 8-K (SEC Accession No. 0001213900-13-003367)

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

ATTITUDE DRINKS INCORPORATED
(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: July 15, 2012	By:	/s/ Roy G. Warren
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
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of Attitude Drinks Incorporated and subsidiary as of March 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2013 and the results of their operations and cash flows for the year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Thomas Howell Ferguson P.A.

Tampa, Florida
July 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Attitude Drinks Incorporated and Subsidiary
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of Attitude Drinks Incorporated and subsidiary as of March 31, 2012, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2012 and the results of their operations and cash flows for the year ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Meeks International, LLC

Tampa, Florida
July 9, 2012

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31, 2013	March 31, 2012

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,415	$132,120
Accounts receivable less allowance for doubtful accounts of $16,007 and $817
at March 31, 2013 and March 31, 2012, respectively	27,092	43,895
Inventories	101,721	258,496
Prepaid expenses	25,110	53,385
TOTAL CURRENT ASSETS	161,338	487,896

FIXED ASSETS, NET	28,858	24,653

OTHER ASSETS:
Trademarks, net	4,786	25,280
Deposits and other	5,896	20,996
TOTAL OTHER ASSETS	10,682	46,276

TOTAL ASSETS	$200,878	$558,825

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,632,378	$1,685,120
Accrued liabilities	5,008,571	4,165,800
Derivative liabilities	2	423,262
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	250,000	2,726,657
Non-convertible notes payable	316,012	86,012
Deferred revenue	-	7,661
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	7,343,426	9,230,975

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	9,451,652	5,346,744

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share,
20,000,000 shares authorized, 9,000,051 and 9,000,000 shares issued and
outstanding at March 31, 2013 and March 31, 2012, respectively	90	9,000
Common stock, par value $0.00001, 20,000,000,000 and 1,000,000 shares authorized, 18,414,546 and 1,708,096 shares issued and outstanding
at March 31, 2013 and March 31, 2012, respectively (Note 14)	184	17
Additional paid-in capital	18,736,010	14,488,639
Deficit accumulated	(35,330,484)	(28,516,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(16,594,200)	(14,018,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$200,878	$558,825

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	2013	2012

REVENUES:
Net revenues	$389,817	$376,437
Product and shipping costs	(355,832)	(318,737)
GROSS PROFIT	33,985	57,700

OPERATING EXPENSES:
Salaries, taxes and employee benefits	1,220,287	535,690
Marketing and promotion	205,036	461,272
Consulting fees	202,111	82,645
Professional and legal fees	247,082	228,799
Travel and entertainment	58,198	47,308
Product development costs	2,425	2,074
Stock compensation expense	99,504	165,068
Other operating expenses	362,861	374,902
Total Operating Expenses	2,397,504	1,897,758

LOSS FROM OPERATIONS	(2,363,519)	(1,840,058)

OTHER INCOME (EXPENSE):
Derivative income (expense)	244,155	(396,512)
Loss on extinguishment of debt	(2,022,451)	-
Loss on asset abandonment	(198)	(14,345)
Interest and other financing costs	(2,671,921)	(3,898,428)
Total Other Income (Expense)	(4,450,415)	(4,309,285)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(6,813,934)	(6,149,343)

Provision for income taxes	-	-

NET LOSS	$(6,813,934)	$(6,149,343)

Basic loss per common share	$-	$(13.65)

Diluted loss per common share	$-	$(13.65)

Weighted average common shares
outstanding - basic	5,374,096	450,501

Weighted average common shares
outstanding - diluted	5,374,096	450,501

Basic and diluted loss per share has been restated for the 1 for 500 reverse stock split as well as the weighted average common shares

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Preferred		Common		Additional
	Stock		Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2011	9,000,000	$9,000	65,956,004	$65,956	$8,076,992	$(22,367,207)	$(14,215,259)

Conversions of debt to
common stock	-	-	783,777,763	783,778	5,568,698	-	$6,352,476
Issuance of common
stock for services	-	-	(685,815)	(686)	(31,915)	-	$(32,601)
Issuance of stock options	-	-	-	-	12,656		$12,656
Finders' fees for financing	-	-	5,000,000	5,000	8,177	-	$13,177
Net loss	-	-	-	-	-	(6,149,343)	$(6,149,343)
Balance, March 31, 2012	9,000,000	$9,000	854,047,952	$854,048	$13,634,608	$(28,516,550)	$(14,018,894)

Conversions of debt to
common stock	-	-	8,348,275,282	8,348,275	(4,208,647)	-	$4,139,628
Issuance of common
stock for services	-	-	4,950,000	4,950	94,050	-	$99,000
Issuance of Series A-1
Preferred Stock	51	-	-	-	-	-	$-
Reclass for reverse stock split	-	-	(9,188,858,688)	(91,889)	91,889	-	$-
Reduction of par value to $.00001	-	(8,910)	-	(9,115,200)	9,124,110	-	$-
Net loss	-	-	-	-	-	(6,813,934)	$(6,813,934)
Balance, March 31, 2013	9,000,051	$90	18,414,546	$184	$18,736,010	$(35,330,484)	$(16,594,200)

Certain totals for the March 31, 2013 have been restated for the 1 for 500 reverse stock split

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2013	2012

CASH FLOWS (USED) BY OPERATING ACTIVITIES:
Net/loss	$(6,813,934)	$(6,149,343)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,118	6,831
Compensatory stock and warrants	99,504	165,068
Bad debt expense	15,190	817
Derivative expense/(income)	(244,155)	396,512
Fair value adjustment of convertible note	2,091,049	3,169,350
Loss on debt extinguishment	2,022,451	-
Amortization of debt discount	303,613	365,127
Loss on disposal of fixed assets	198	14,345
Changes in operating assets and liabilities:
Accounts receivable	1,613	(7,454)
Prepaid expenses and other assets	43,375	271
Inventories	156,775	(178,301)
Deferred revenue	(7,661)	(11,274)
Accounts payable and accrued liabilities	1,081,187	642,836
Net cash (used) in operating activities	(1,223,677)	(1,585,215)

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
Purchase of equipment	(10,902)	(16,002)
Trademarks	(126)	-
Net cash used in investing activities	(11,028)	(16,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	950,000	1,325,000
Proceeds from short-term bridge loans payable	250,000	400,000
Repayment of notes	(90,000)	(225,000)
Net cash provided by financing activities	1,110,000	1,500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,705)	(101,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,120	233,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,415	$132,120

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$3,451
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Payment of financing fees with issuance of new notes payable	$325,000	$15,000
Payment of financing fees with common stock and warrants	$-	$146,559

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

The state of Delaware approved on January 30, 2013 the increase in our authorized shares of common stock from five billion (5,000,000,000) to twenty billion (20,000,000,000).  As such, we are reflecting the twenty billion number in our financial statements for the year ended March 31, 2013.

We implemented a 1-for-500 reverse stock split on July 1, 2013.  This change occurred before the release of our March 31, 2013 audited financial statements, and we have provided a table in Note 14 that reflects the effects of this reverse stock split.  We have restated all applicable financial information for both years ended March 31, 2013 and 2012.

Note 2 – Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $35,330,484 and negative cash flows from operations and has a significant working capital deficiency in the amount of $7,182,088 at March 31, 2013. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2013, the Company plans to file a registration statement to provide working capital as needed to increase operations and sales efficiencies through the need to implement sales and marketing programs to increase awareness of the Company’s products as well as to pay for slotting fees for certain retail channels of revenues. The Company plans to increase its sales, primarily by significantly increasing its sales force and partnering with new distributors, as well as offering new products in the next twelve months. The Company’s margins are expected to improve as a result of increased sales, expected economies of scale due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads. However, the Company expects to reduce its dependency on third party financing during the next twelve months. There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability. Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Note 3 – Significant Accounting Policies:

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

(c)       Business Segment and Geographic Information:

The Company currently operates in one dominant industry segment that it has defined as the sports-recovery drink industry. However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year.

(d)       Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e)       Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market. Further, the Company’s inventories are perishable. The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis. The finished goods on consignment represent products shipped under a “pay on scan” model whereas the revenue is deferred until the customer sells through such products to the end consumer. The components of inventories as of March 31, 2013 and March 31, 2012 are below:

	March 31, 2013	March 31, 2012
Finished goods	$101,721	$252,413
Finished goods on consignment	-	6,083
Total inventories	$101,721	$258,496

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

(g)       Trademarks

Trademarks are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s trademarks:

	March 31, 2013	March 31, 2012
Trademark costs	$31,696	$31,570
Less accumulated amortization	(26,910)	(6,290)
Total Trademarks - Net	$4,786	$25,280

Amortization expense amounted to $20,620 and $1,897 for the years ended March 31, 2013 and March 31, 2012, respectively.  We recorded an additional $18,723 in trademark amortization expense in the total $20,620 expense for the impairment of unamortized trademarks that are currently not used for the year ended March 31, 2013.

(h)       Impairment of Long-Lived Assets:

Our long-lived assets consist principally of trademarks, furniture and equipment. We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.  See the note above (g) for further explanation.

Note 3 – Significant Accounting Policies (continued):

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, we are allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believe that fair value measurement of the hybrid convertible promissory notes financing arrangements provide a more meaningful presentation of that financial instrument. As the Company exchanged all applicable warrants through the issuance of new convertible notes in February 21, 2013, derivative liabilities should be zero or reflect immaterial balances.

(j)       Revenue Recognition:

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date. However, the Company entered into a sales agreement with a distributor in 2012 whereby unsold product is subject to return provisions.  In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605, “Revenue Recognition” (“ASC 605”).  Certain of the products shipped are under a “pay on scan” model, and revenue is deferred by the Company until such time as the customer sells through such products to the end consumer. We no longer have a relationship with this distributor as the amount of deferred revenue relating to pay on scan products reflected in the accompanying balance sheet as of March 31, 2013 and 2012 amounted to $0 and $7,661, respectively.

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did record slotting fees for $2,625 for the year ended March 31, 2013 which are recorded as reductions to the reported revenues.  We did not record any slotting fees for the year ended March 31, 2012. The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and were $53,046 and $29,878 for the year ended March 31, 2013 and March 31, 2012, respectively.

Note 3 – Significant Accounting Policies (continued):

(k)      Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $38,164 and $38,300 for the year ended March 31, 2013 and March 31, 2012, respectively.

(l)       Income Taxes:

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization. The Company’s open tax years are from 2008 through 2013.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  For the year ended March 31, 2013 and 2012, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.
(m)     Loss Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2013 and 2012, respectively, potential common shares arising from the our stock warrants, stock options, convertible preferred stock and convertible debt and accrued interest payable amounted to 407,252,998/814,506 (before and after reverse stock split) shares for 2013 and 594,096,790/1,188,194 (before and after reverse stock split) shares for 2012 and were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(n)      Recent Accounting Pronouncements Affecting the Company:

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company is currently evaluating the impact these amendments may have on its disclosures.

In June 2011, the Financial Accounting Standards Board issued an ASU that provides amendments on the presentation of comprehensive income. The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. For the Company, the amendment is effective for fiscal 2013. The effect of adoption did not have any impact on the Company as there were no elements of other comprehensive income.

Note 3 – Significant Accounting Policies (continued):

(n)      Recent Accounting Pronouncements Affecting the Company (continued):

In October, 2012, the Financial Accounting Standards Board issued an ASU that contained amendments that affect a wide variety of topics in the Codification and represent changes to clarify the Codifications, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  These amendments will be effective for fiscal periods beginning after December 15, 2012.  The effect of adoption will have a minimum impact on the Company.

In January, 2013, the Financial Accounting Standards Board issued an ASU that contained amendments to apply to derivatives accounted for in accordance with Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  These amendments should be applied for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods.  The Company is currently evaluating the impact these amendments may have on its disclosures.

In February, 2013, the Financial Accounting Standard Board issued an ASU that contained amendments that provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations is fixed at the reporting date.  Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings.  These amendments will be effective for fiscal periods and interim periods within those years beginning after December 15, 2013.   The Company is currently evaluating the impact these amendments may have on its disclosures.

(o)      Advertising Costs

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the years ended March 31, 2013 and 2012 were $7,135 and $93,877, respectively.

(p)      Concentration of Sales to Certain Clients

During fiscal 2012-2013, the Company had sales to one client that represented 25% of total revenues in the amount of $111,770.  Receivables from this entity totaled $5,423 at March 31, 2013.

Note 4 – Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2013 and 2012:

	2013	2012
Equipment	$19,669	$19,669
Furniture and fixtures	12,837	12,837
Leasehold improvements	-	3,954
Vehicle	24,382	13,481
Purchased software	827	827
	57,715	50,768
Less: accumulated depreciation	(28,857)	(26,115)
Total Fixed Assets	$28,858	$24,653

Depreciation expense aggregated $6,498 and $4,934 for the year ended March 31, 2013 and 2012, respectively. During the year ended March 31, 2013, we moved our office to another location and wrote off the leasehold improvement of the old office location for gross assets of $3,954 less accumulated depreciation of $3,756 for a net loss of $198 due to abandonment. During the year ended March 31, 2012, we changed to a new telephone system and wrote off the old telephone system for gross assets of $23,377 less accumulated depreciation of $9,032 for a net loss of $14,345 due to abandonment.

Note 5 – Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2013 and 2012:

	2013	2012

Accrued payroll and related taxes	$2,770,580	$2,111,853
Accrued marketing program costs	580,000	580,000
Accrued professional fees	74,950	70,000
Accrued interest	1,221,671	1,037,044
Accrued board of directors' fees	170,792	134,792
Other expenses	190,578	232,111
Total Accrued Liabilities	$5,008,571	$4,165,800

Note 6 – Convertible Notes Payable:

During February 21, 2013, the debt holders of the convertible note payables agreed to surrender and convert their outstanding face value of convertible note payables for a total of $5,020,944 by entering into an exchange agreement with the Company to consolidate various convertible note issuances into one new consolidated note per debt holder.  These new notes superseded are previous terms of the previous notes and have a maturity date of February 21, 2015 with an interest rate of 4%.  All new notes have the same terms and a conversion price per share which shall be equal to seventy-five (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the Principal Market for the twenty days preceding a conversion date but in no event greater than $0.02$10.00 (before and after reverse stock split).  In addition, the holders of Series A warrants entered into a second exchange agreement also on February 21, 2013 whereas the warrant holders surrendered to the Company their total warrant holdings of 212,501,323/425,003 (before and after reverse stock split) Class A Common Stock Purchase Warrants through the issuance by the Company of a total of $350,000 in new convertible notes.  Both the $5,020,944 and $350,000 amounts were combined and issued into one new consolidated note to each applicable debt holder. No accrued interest payable amounts were added to these new notes. Any new convertible notes issued after this date (other than allonges) will not be included in these new consolidated notes.  These new notes are still subject to fair value valuations.

Note 6 – Convertible Notes Payable (continued):

Convertible debt carrying values consist of the following:

		Fair Value Amounts
		March 31, 2013	March 31, 2012
$312,000	Convertible Note Financing (a)	$-	$31,201
$1,200,000	Convertible Note Financing (b)	$-	569,774
$243,333	Convertible Note Financing (c)	$-	292,000
$60,833	Convertible Note Financing (d)	$-	60,833
$20,000	Convertible Note Financing (c)	$-	20,000
$120,000	Convertible Note Financing (e)	$-	74,932
$5,000	Convertible Note Financing (e)	$-	11,964
$60,000	Convertible Note Financing (e)	$-	92,394
$70,835	Convertible Note Financing (e)	$-	109,689
$507,500	Convertible Note Financing (f)	$-	529,393
$200,000	Convertible Note Financing (e)	$-	79,372
$161,111	Convertible Note Financing (e)	$-	72,736
$27,778	Convertible Note Financing (e)	$-	23,894
$111,112	Convertible Note Financing (g)	$-	229,636
$50,000	Convertible Note Financing (e)	$-	26,122
$55,000	Convertible Note Financing (e)	$-	322,408
$137,500	Convertible Note Financing (e)	$-	404,494
$55,000	Convertible Note Financing (e)	$-	322,408
$100,000	Convertible Note Financing (h)	$-	38,829
$900,000	Convertible Note Financing (i)	$-	568,135
$400,000	Convertible Note Financing (j)	$-	415,335
$600,000	Convertible Note Financing (k)	$-	722,663
$221,937	Convertible Note Financing (l)	$-	132,508
$500,000	Convertible Note Financing (m)	$-	828,664
$59,359	Convertible Note Financing (n)	$-	59,359
$1,000,000	Convertible Note Financing (o)	$-	1,733,696
$172,211	Convertible Note Financing (p)	$-	300,962
$75,000	Convertible Note Financing (q)	$-	-
$125,000	Convertible Note Financing (r)	$-	-
$75,000	Convertible Note Financing (s)	$-	-
$137,783	Convertible Note Financing (t)	$-	-
$25,000	Convertible Note Financing (u)	$-	-
$5,492,271	Convertible Note Financing due February 21, 2015 (v), (1) (2)	$9,451,652	-
$25,000	Convertible Note Financing due May 31, 2013 (u)-(v), (3)	$62,500	-
$25,000	Convertible Note Financing due June 30, 2013 (u)-(v), (3)	$62,500	-
$25,000	Convertible Note Financing due July 31, 2013 (u)-(v), (3)	$62,500	-
$25,000	Convertible Note Financing due August 31, 2013 (u)-(v), (3)	$62,500	-
	Total convertible notes payable	$9,701,652	$8,073,401

(1)
All of the above previous convertible notes were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new consolidated notes per debt holder for a total outstanding amount on the above date for $5,020,944, $350,000 in new notes for the surrender of 212,501,323/425,003 (before and after reverse stock split) Class A warrants plus $121,327 in  a new note for work rendered for this consolidated financing in the grand total of $5,492,271.

Note 6 –  Convertible Notes Payable (continued):

(2)
New convertible note issued to existing note holder for consideration of work in assisting the Company for modifications and surrender of old convertible notes payable. Fee based on 5% of note holder's outstanding amount of $2,426,531 for $121,327 as of Febraury 21, 2013.

(3)	Monthly retainer fee for $25,000 issued as a convertible note

Long-term Convertible Debt Maturities:

Annual maturities of long-term convertible debt (face value) as of March 31, 2013 are as follows:

Years ending March 31,	Face value $ Amount	Fair Value $ Amount
2013	$-	$-
2014	100,000	250,000
2015	5,310,290	9,451,652
2016	-	-
2017	-	-
thereafter	-	-

Total long-term convertible debt, including current maturities	5,410,290	9,701,652

(a)	$312,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On January 8, 2008, we executed secured convertible notes in the aggregate of $520,000 with three lenders, all unrelated entities. We received a net amount of $430,000 with the $90,000 discount being treated as interest.  The loans became payable on May 7, 2008, or we had the option of compelling the holder to convert all, or a portion of the outstanding principal and accrued interest into Company common stock based on defined criteria.  On February 13, 2008, we repaid $260,000 of these loans.  Through February 21, 2013, total conversions of $293,148 in principal face value have been converted into shares of common stock.  The remaining outstanding note balance of $18,852 was surrendered by the debt holder to the Company on February 21, 2013 whereas the Company issued a new consolidated note with new terms and maturity date to the debt holder for the same $18,852.

Prior to February 21, 2013, we had entered into the following Modification and Waiver Agreements related to this financing:

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

Prior to February 21, 2013, we chose to value the entire hybrid instrument at fair value. We estimated the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(b)	$1,200,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On October 23, 2007, we entered into a Subscription agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,200,000 of our securities consisting of 10% convertible notes, shares of common stock and Class A and Class B common stock purchase warrants.  The original subscription agreement required that we have an effective registration statement in order for the second closing date to occur. On February 15, 2008, we obtained a Waiver of Certain Conditions that allowed us to waive the requirement for the Registration Statement to become effective prior to the occurrence of the Second closing.

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

On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000. The conversion price for the convertible debt was changed to $.035.  In addition, $221,608 of the outstanding balance plus $27,460 in accrued interest payable was assigned to new debt holders. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). Through February 21, 2013, a total of $816,000 of the principal balance and $177,981 in accrued interest have been converted into shares of common stock, and a total of $301,608 of the principal balance was sold to other accredited investors, resulting in the outstanding principal amount of $82,392. This remaining amount of $82,392 was surrendered by the debt holders to the Company on February 21, 2013 as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date to the debt holders. All 1,817,610 outstanding warrants were surrendered and cancelled through another exchange via the issuance of new convertible notes by the Company to these debt holders.

(c)	$243,333 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On September 29, 2008, for cash proceeds for $192,500, net of issuance costs of $7,500, we issued $243,333 face value convertible notes, due March 29, 2009, plus warrants to purchase (i) 28,333 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 28,333 shares of our common stock at an exercise price of $15.00, representing an aggregate 56,666 shares.  The notes are convertible, only at the Company’s option, into Common Stock at $3.30 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company. According to the original terms of the note, fifty percent of the interest was due on December 28, 2008 and fifty percent due and payable on March 29, 2009; however, the Company modified the agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484.  See Note 6(e).  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note (h).  This modification resulted in an extinguishment loss of $113,768. On July 14, 2010, we extended the due date to March 31, 2011 as part of the subscription agreement for a convertible debt financing in the principal gross amount of $900,000. On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  The conversion price for the convertible debt was changed to $0.02 as well as the exercise price of all associated warrants to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).The current outstanding amount is zero as two assignments/sales of $191,333 were made to another accredited investor, and $52,000 were converted into shares of common stock during the quarter ended March 31, 2013.  There were no outstanding warrants to surrender for newly issued convertible notes.

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

The warrants and the convertible note contain full-ratchet protection so the exercise price of the warrants and the conversion price of the notes were reduced to $3.30 when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009. The conversion price and exercise price were reduced again to $.035 as part of the July, 2010 financing of $900,000 and again to $.02 as part of the March, 2011 financing of $600,000. As noted above, there were no outstanding warrants for the year ended March 31, 2013.

In connection with the note, we issued a note payable in the amount of $20,000 under the same terms as the $243,333 note as consideration for finders’ fees.  The finders’ fee note did not include warrants.  This balance is now zero as an assignment /sale was completed for the $20,000 balance during the quarter ended March 31, 2013.

(d)	$60,833 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split.  On December 18, 2008, we entered into a financing arrangement that provided for the issuance of $60,833 face value convertible note for a purchase price of $50,000, due March 29, 2009, plus warrants to purchase (i) 7,084 shares of our common stock at an exercise price of $10.00 and (ii) additional warrants to purchase 7,084 shares of our common stock at an exercise price of $15.00, representing an aggregate 14,168 shares.  The note was initially convertible into common shares, only at the Company’s option, a conversion price of $3.30 and is subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than that price. The notice of conversion must be given to the Holder on the first day following the twenty consecutive trading days during which the stock price is greater than $100.00 per share each trading day and the daily trading volume is greater than 100,000 shares.  The Holder of the note does not have an option to convert the instrument. The note is secured by a security interest in all the tangible and intangible assets of the Company.  According to the original terms of the note, fifty percent of the note was due on December 28, 2008 and fifty percent due and payable on March 29, 2009 and if the note was not paid by its maturity date; a default rate of 15% applied. The note was considered in default as of December 28, 2008 due to non-payment of the required principle payment, therefore, it is recorded at face value and default interest of 15% is being accrued.

We modified the note agreement on January 27, 2009 to require full payment of principal and interest on July 1, 2009 in exchange for a reduction of the conversion price of the note and exercise price of the warrants to $1.00.  On January 27, 2009, the warrants were redeemed in exchange for a convertible note in the amount of $70,834. The exchange resulted in an extinguishment loss of $82,484. See Note 6(e).  The conversion price was reduced again to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $100,000 (See Note 6(h)).  This modification resulted in an extinguishment loss of $26,282. On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable and exercise price of the warrants were reduced to $0.035.  Later on March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 which the conversion price for the notes payable and exercise price for the warrants was reduced to $0.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). The current outstanding amount is zero as one assignment/sale of $60,833 was made to another accredited investor during the quarter ended March 31, 2013.  There were no outstanding warrants for the year ended March 31, 2013 to surrender for newly issued convertible notes.

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

Note 6 – Convertible Notes Payable (continued):

(e)	$942,224 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On January 27, 2009 , March 30, 2009, and July 15, 2009,  we entered into Subscription agreements with a group of accredited investors that provided for the sale of an aggregate $892,224 face value secured convertible notes and warrants to purchase an aggregate 1,183,473 shares of our common stock.  The notes and warrants are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion price was reduced to $.494 when the Company issued additional convertible instruments with a lower conversion rate in November 2009.  On January 10, 2010, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $309,740.   On January 28, 2010, certain warrants were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On February 11, 2010, the warrants which were re-priced to $0.20 on January 10, 2010 were re-priced to $0.16, and the expiration dates were extended to July 15, 2015.  On May 13, 2010, we executed an allonge to the March, 2009 secured convertible notes payable for $55,000 as well as issued 114,583 warrants at an exercise price of $0.16.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.035.   On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  Up until February 21, 2013 $435,370 of the principal balance and $124,563 of accrued interest were converted into shares of common stock plus an assignment/sale of $27,834 was made to another accredited investor, resulting in the outstanding principal balance of $479,020. This remaining amount was surrendered by the debt holders to the Company on February 21, 2013 as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date to the debt holders. All 1,183,473 outstanding warrants were surrendered and cancelled through another exchange via the issuance of new convertible notes by the Company to these debt holders.

Prior to February 21, 2013, the holder had the option to redeem the convertible notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

Prior to February 21, 2013, we also evaluated the warrants to determine if they required liability or equity accounting. The warrants issued in conjunction with the financing are redeemable for cash upon the occurrence of acquisition, merger or sale of substantially all assets of the Company in an all cash transaction; therefore, the FASB Accounting Standards Codification requires that they be recorded as derivative liabilities on our balance sheet and marked to fair value each reporting period. As has already been stated, there are no more outstanding warrants.

(f)	$507,500 convertible note payable:

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split.  On August 8, 2008, the Company executed a secured convertible promissory note in the aggregate amount of $507,500 with one lender, an unrelated entity.  The note was payable on August 7, 2009 with interest on the outstanding principal to accrue at 10%.  This note was entered into pursuant to the terms of a Secured Promissory Note and Security Agreement, Asset Purchase Agreement and Registration Rights Agreement to purchase certain trademarks, notably “Slammers” and “Blenders”, from a company that previously acquired such trademarks through a foreclosure sale of certain assets of Bravo! Brands, Inc.  The holder of this note payable had the right to convert all or any portion of the then aggregate outstanding principal amount together with interest at the fixed conversion price of $20.00.  In November 2009, the note was settled with the issuance of new notes of equal face value, which are convertible into shares of common stock at a conversion price equal to the lesser of $1.00 or 80% of the average of the three lowest closing bid prices for the Company’s common stock for the twenty trading days preceding the date of conversion. The notes are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $206,356.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price for the notes payable was changed to $.035. In addition, $203,882 of the outstanding balance plus $46,327 in accrued interest payable were assigned to new debt holders.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000 in which the conversion price for the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  To date, the entire amount of $507,500 was sold to other accredited investors in which the buying investors converted the entire balance into shares of common stock, resulting in no outstanding balances.

Note 6 –  Convertible Notes Payable (continued):

(f)	$507,500 convertible note payable (continued):

When there was an outstanding balance, the conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification. We chose to value the entire hybrid instruments at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(g)	$111,112 convertible note payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split.  In November 2009, the Company issued a convertible note with a face value of $111,112 and 150,000 shares of common stock in exchange for marketable securities with a fair market value on the date of the transaction of $76,000.  The note is convertible into common stock at a fixed conversion price of $1.00 per share subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  On January 10, 2009, we entered into a modification of the agreement with certain note holders, which extended the maturity date to June 30, 2010.  In exchange for this modification, we issued convertible promissory notes in the amount of $50,000.  Additionally, we agreed to reduce the price of certain warrants to $0.20.  This modification resulted in an extinguishment loss of $47,520.  On July 14, 2010, we extended the due date to March 31, 2011 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $900,000 in which the conversion price of the notes payable and the exercise price of the applicable warrants were changed to $.035.  On March 17, 2011, we extended the due date to March 31, 2012 as part of a subscription agreement for a convertible debt financing in the principal gross amount of $600,000.  As part of this extension, the conversion price of the convertible notes payable and the exercise price of the applicable warrants were changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)). The full original amount of $111,112 was outstanding as of February 21, 2013 when the note holder surrendered this note to the Company as part of the exchange agreement whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no outstanding warrants to surrender for a new convertible note.

Prior to the exchange agreement, we chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

Note 6 –  Convertible Notes Payable (continued):

(h)	$100,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. As consideration for the modification agreement we entered into with certain investors on January 10, 2010, we agreed to issue two convertible promissory notes in the aggregate amount of $100,000.  The notes are based on a fixed conversion price of $1.00 and are subject to full-ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices. As part of the agreement from the July, 2010 financing for $900,000, the maturity date was extended to March 31, 2011, and the conversion price of the notes payable was changed to $.035.  As part of the agreement from the March, 2011 financing for $600,000, the maturity date was extended to March 31, 2012, and the conversion price of the notes payable was changed to $.02. The conversion price of these notes shall be equal to eighty (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02, subject to further reduction as described in the notes.  On March 31, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding March 31, 2012 principal face value amount (see Note 6 (p)).  Up until February 21, 2013, $50,000 of the principal balance and $13,450 of accrued interest were converted into shares of common stock, resulting in an outstanding principal balance of $50,000 when the note holder surrendered this note to the Company as part of the exchange agreement whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no outstanding warrants to convert to a new convertible note.

Prior to the conversion on February 21, 2013, the holder had the option to redeem the convertible notes for cash in the event of defaults and certain other contingent events, including events related to the common stock into which the instrument was convertible, registration and listing (and maintenance thereof) of our common stock and filing of reports with the Securities and Exchange Commission (the “Default Put”). The conversion feature was not afforded the exemption as conventional convertible and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instrument at fair value. We estimate the fair value of the hybrid contract as a common stock equivalent, enhanced by the forward elements (coupon, puts, and calls), because that technique embodies all of the assumptions (including credit risk, interest risk, stock price volatility and conversion behavior estimates) that are necessary to fair value complex, hybrid contracts.

(i)	$900,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9` – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $209,446 to capture the accretion of the debt discount from inception. Up until February 21, 2013, a total of $264,725 was converted into shares of common stock, resulting in an outstanding balance of $635,275 at March 31, 2012.plus $131,663 of accrued interest were converted into shares of common stock. On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holders. The remaining outstanding 56,666,666 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

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

Note 6 – Convertible Notes Payable (continued):

(i)	$900,000 convertible notes payable (continued)

As noted throughout Note 6, certain debts were assigned to new debt holders.  A total of $413,358 in convertible notes payable and $86,642 in accrued interest payable for a total of $500,000 was assigned to new debt holders as part of the July, 2010 financing.  Out of the total $500,000 balance, the entire $500,000 in these assigned notes payable were converted into common shares of stock from inception through the year ended March 31, 2013.These $500,000 assigned notes had the same conversion price terms as the $900,000 new notes payable.

(j)	$400,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On January 21, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $400,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 20,460,357 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of January 20, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08.  On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $136,123 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $177,211 to capture the accretion of the debt discount since inception.  Total conversions of the principal amount up to February 21, 2013 amounted to $195,523 which were converted into shares of common stock, resulting in the current outstanding balance of $204,477 as well as accrued interest in the total amount of $16,942 was converted into shares of common stock. On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value (see Note 6 (t).

On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holders. The remaining outstanding 14,578,005 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

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

(k)	$600,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On March 17, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $600,000 of our securities consisting of 10% convertible notes with a maturity date of September 17, 2012 and 43,708,610 Class A stock purchase warrants (includes 3,973,510 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of March 16, 2016. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $223,802 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $400,000 financing using the relative fair value method. We recorded $268,562 to capture the accretion of the debt discount since inception. Total conversions of the principal amount up to February 21, 2013 amounted to $291,378 which were converted into shares of common stock, resulting in an outstanding principal balance of $308,622 at February 21, 2013. In addition, a total of $10,744 of accrued interest was converted into shares of common stock.  On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 6(t).  On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holders. The remaining outstanding 40,397,352 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.  Total financing costs paid from this financing amounted to $90,000 resulted in a net amount of $510,000 to be paid to us.   In addition, we recorded $75,371 in non-cash deferred financing fees for the issuance of 3,973,510 warrants to purchase common stock as a finder’s fee as well as issued a convertible note for $18,000 for a 3% non-accountable allowance placement agent fee as this note contained the same conversion rights as the above convertible notes.  This particular note has been fully converted into shares of common stock.

Note 6 – Convertible Notes Payable (continued):

(l)	$221,937 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split.  On May 23, 2011, the holder of the original April 2, 2008 short term bridge loan with principal balance of $120,000 and of the original May 19, 2008 short term bridge loan with principal balance of $33,000 entered into an agreement to transfer the original notes and personal guarantee of Roy Warren, CEO, to another debt holder (Jody Eisenman) who already is an existing debt holder and accredited investor.   On June 30, 2011, the new debt holder entered into a Debt Exchange Agreement with the Company to transfer these two short term bridge loans dated April 2, 2008 with principal balance of $120,000 plus interest of $53,951 and the second short term bridge loan dated May 19, 2008 with principal balance of $33,000 plus interest of $14,986 for a grand total of $221,937 into a new long term convertible note with an interest rate of 10% and a maturity date of September 17, 2012.  This new note covers all previous commitments through June 30, 2011. As consideration for this exchange, the Company cancelled the personal guarantee of Roy Warren, CEO, and issued a warrant to purchase 20,000,000 shares of the Company’s common stock at an exercise price of $.02 with a life of five years.  This convertible note and warrants are subject to the same rights as all other convertible notes and associated warrants as the conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. Through this exchange, all original notes and guarantee and all obligations related thereunder were cancelled and terminated.   We recorded $2,767 to capture the accretion of the debt discount since inception. Total conversions of the principal amount to date amounted to $206,083 leaving a remaining outstanding principal face amount of $15,854 as of February 21, 2013. In addition, $803 in accrued interest was converted into shares of common stock.  On September 30, 2012, we extended the due date to March 31, 2014 by issuing new convertible n notes payable for 10% of the outstanding September 30, 2012 principal face value amount (see Note 6(t)).

Note 6 – Convertible Notes Payable (continued):

(m)	$500,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On July 15, 2011, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of January 15, 2013 in which we did sell $500,000.  In addition, we did issue a convertible note under the same terms as the $500,000 convertible notes for a 3% finder’s fee in the amount of $15,000.  We issued 27,500,000 Class A stock purchase warrants (includes 2,500,000 warrants as a finder’s fee) at an exercise price of $.02 with an expiration date of July 14, 2016.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $70,454 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $500,000 financing using the relative fair value method. We recorded $69,150 to capture the accretion of the debt discount since inception. There have been no conversions of this debt.  There have been no conversions of this debt, but $75,000 of the principal amount was sold to a new accredited investor in August, 2012 resulting in an outstanding balance of $425,000 as of February 21, 2013.  Total financing costs paid from this financing amounted to $95,000 resulting in a net amount of $405,000 to be paid to us.  On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holder. The remaining outstanding 27,500,000 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

(n)	$59,359 convertible notes payable

As the debt has been fully paid, there is no restatement for the reverse stock split. On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.   On May 29, 2012, a conversion for $50,000 in principal and on October 8, 2012 a conversion for the remaining principal balance  of $9,359 plus accrued interest for $1,926 were made for the issuance of shares of common stock, resulting in the note and applicable accrued interest to be fully paid as of December 31, 2012.

Note 6 – Convertible Notes Payable (continued):

(o)	$1,000,000 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On February 22, 2012, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $1,000,000 of our securities consisting of 10% convertible notes with a maturity date of March 31, 2014 in which we did sell $1,000,000.  We issued 50,000,000 Class A stock purchase warrants at an exercise price of $.02 with an expiration date of February 21, 2017.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $44,735 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $1,000,000 financing using the relative fair value method. We recorded $25,681 to capture the accretion of the debt discount since inception. There have been no conversions of this debt; however, the total increased by $950,000 due to various allonges which are as follows:

	Date of Allonge	$ Amount	Finder's Fees
Allonge #1	8/22/2012	$75,000	$-
Allonge #2	10/18/2012	150,000	15,000
Allonge #3	11/9/2012	135,000	10,000
Allonge #4	12/6/2012	165,000	15,000
Allonge #5	12/14/2012	165,000	15,000
Allonge #6	1/14/2013	220,000	20,000
Allonge #7	2/15/2013	40,000	5,000
Total		$950,000	$80,000

On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holder. The remaining outstanding 50, 000,000 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

Total financing costs paid from this financing amounted to $160,000. In addition, we applied three previous bridge loans for a total of $175,000 into this new financing, paid $103,451 for two other previous bridge loans including interest, resulting in a net amount of $561,549 to be paid to us.

(p)	$172,211 convertible notes payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On March 31, 2012, we entered into an Extension Agreement with note holders who have existing convertible notes in the total outstanding amount of $172,211 with a due date of March 31, 2012 to extend the maturity date of these notes to March 31, 2014.  As consideration of the extension of the maturity date of these notes, we issued to each note holder a new convertible note with an interest rate of twelve percent (12%) in the principal amount representing ten percent (10%) of the principal amount owed to each note holder.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt. On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.

Note 6 – Convertible Notes Payable (continued):

(q)	$75,000 convertible note payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On August 8, 2012, a new accredited investor, Southridge Partners II LP, purchased $75,000 of a previously issued $100,000 convertible note payable dated July 15, 2011 (see Note 6 (m)).  A new replacement note for $75,000 was issued with a maturity date of January 15, 2013 with an interest rate of 10%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The total amount of $75,000 has been converted into shares of common stock resulting in no outstanding balance.

(r)	$125,000 convertible note payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On August 31, 2012, we entered into an equity purchase agreement with Southridge Partners II, LP.  As a condition for the execution of this agreement, we issued a promissory convertible note in the principal amount equal to $125,000.  We received no cash proceeds. This note shall have no registration rights and has a maturity date of February 28, 2013.  The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The holder of this note is entitled any time after the maturity date to convert all or a portion of the principal amount of this note into shares of common stock at a conversion price equal to the current market price multiplied by seventy percent (70%).  Current market price means the average of the two (2) lowest closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported,  as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt. On February 21, 2013, the note holder surrendered his note to the Company as part of the exchange agreements whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.

(s)	$75,000 convertible note payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On July 19, 2012, we entered into a consulting agreement with SC Advisors, Inc. to explore various options relating to equity financing, potential asset acquisitions, corporate recapitalization and growth management strategies (collectively consulting services). This agreement is subject to the Company paying a monthly retainer of $25,000, starting August 1, 2012.  The original agreement provided monthly payment in restricted preferred stock, but both parties agreed to payment by the issuance of convertible notes for the retainer payments.  As such, we issued a promissory convertible note on September 26, 2012 in the principal amount equal to $75,000 for payments of the August, September and October 2012 retainers ($25,000 per month times 3 months).  We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of March 26, 2013 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date.  The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. This note payable is subject to full ratchet anti-dilution protection if we sell shares at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the note requires liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt. On February 21, 2013, the note holder surrendered his note to the Company as part of the exchange agreements whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.

Note 6 – Convertible Notes Payable (continued):

(t)	$137,783 convertible note payable

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On September 30, 2012, we entered into an Extension Agreement with note holders who have existing convertible notes in the total outstanding amount of $137,783 with  due dates of July 15, 2012 and September 17, 2012 to extend the maturity date of these notes to March 31, 2014.  As consideration of the extension of the maturity date of these notes, we issued to each note holder a new convertible note with an interest rate of ten percent (10%) in the principal amount representing ten percent (10%) of the principal amount owed to each note holder.  The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.02. These notes payable are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  There have been no conversions of this debt. On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.

(u)	Other Convertible Notes

(i) On October 12, 2012, an accredited investor, Southridge Partners II LP, purchased $20,000 of the $75,762 non-convertible note held by our landlord (See Note 8).  The purchased note was changed to a convertible note and was fully converted into shares of common stock during the quarter ended December 31, 2012.

(ii) As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On October 6, 2012, an accredited investor, Southridge Partners II LP, purchased $125,000 of a previously issued $253,750 convertible note payable assigned and dated August, 2008 (see Note 6(f)). A new replacement note for $125,000 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. The total amount of $125,000 has been converted into shares of common stock resulting in no outstanding balance.

(iii) On November 1, 2012, we issued a convertible note for $25,000  for November, 2012 services rendered from SC Advisors, Inc. as part of their consulting fees for the Company’s restructuring program as this note has the same features and terms as the  note referenced in Note 6 (s). There have been no conversions. On February 21, 2013, the note holder surrendered his note to the Company as part of the exchange agreements whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.

(iv)  As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On November 28, 2012, an accredited investor, Southridge Partners II LP, purchased the remaining amount of $128,750 from a previously issued $253,750 convertible note payable assigned and dated August, 2008 (see Note 6(f) and 6(u-ii)).A new replacement note for $128,750 was issued with a maturity date of March 31, 2014 with an interest rate of 12%.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. The total amount of $128,750 has been converted into shares of common stock.

(v) On December 1, 2012, January 1, 2013, February 1, 2013 and March 1, 2013, we issued a convertible note for $25,000 for each month, totaling $100,000 for December, 2012 through March, 2013 services rendered from SC Advisors, Inc. as part of their consulting fees for the Company’s restructuring program as these notes have the same features and terms as the note referenced in Note 6 (s). These notes were not part of the February 21, 2013 exchange consolidation.  Their maturity dates are from 5/31/2013, 6/30/13, 7/31/13 and 8/31/13, respectively for each note as the debt holder will extend the maturity dates as needed.

(w) As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On December 13, 2012, an accredited investor, Southridge Partners II LP, purchased $150,000 of a previously issued $243,333 convertible note payable dated September, 2008 (see Note 6(c)).  A new replacement note for $150,000 was issued with a maturity date of March 31, 2014 with no interest as original note was a discount note.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. As of February 21, 2013, the total amount of $150,000 was converted into shares of common stock.

Note 6 – Convertible Notes Payable (continued):

(u)	Other Convertible Notes - (continued)

(x) As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On January 8, 2013, an accredited investor, Southridge Partners II LP, purchased $41,333 of a previously issued $243,333 convertible note payable dated September, 2008, $20,000 of a previously issued convertible note also dated September, 2008, $60,833 of a previously issued convertible note dated December, 2008 and $27,834 of a previously issued convertible note payable dated February, 2009 for $60,000 (see Note 6(c)).  A new replacement note for $150,000 was issued with a maturity date of March 31, 2014 with no interest as original note was a discount note.  There were no associated warrants with this transaction.  The conversion price for this convertible note shall be equal to eighty percent (80%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the twenty trading days preceding a conversion date but in no event greater than $.02. On February 21, 2013, the note holder surrendered his note to the Company as part of the exchange agreements whereas the Company issued a new consolidated note with new terms and maturity date for the various previous outstanding notes held by the debt holder. There were no warrants to surrender.  Total conversions of $133,560 from this particular portion of the overall consolidated note were made for the issuance of shares of common stock.

(v)	February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 212,501,323/425,003 (before and after reverse stock split) Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000.  All applicable 181,818/364 (before and after reverse stock split) Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944.  All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%.  The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $0.02/$10.00 (before and after reverse stock split).  Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note.  In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications.  The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder.  This note is identical to the above notes for the terms, conversion criteria and maturity date.  No accrued interest payable amounts were added to these new notes.   A total of $181,981 in principal and $57,138 in accrued interest were converted into shares of common stock from February 21, 2013 through the fiscal year ended March 31, 2013.

Note 7 – Short Term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	March 31, 2013	March 31, 2012
April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000
Total	$115,000	$115,000

April 14, 2008 financing:

(a)  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000/10 (before and after reverse stock split) shares of our common stock and (ii) additional warrants to purchase 5,000/10 (before and after reverse stock split) shares of our common stock, representing an aggregate 10,000/20 (before and after reverse stock split) shares which all warrants have expired and are cancelled.  We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification.

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 2,500/5 (before and after reverse stock split) shares of common stock
September 2008	Extend maturity to December 15, 2008	6,000/12 (before and after reverse stock split) shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 6,000/12 (before and after reverse stock split) shares of common stock 2) 6,000/12 (before and after reverse stock split) shares of restricted stock

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.  The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of March 31, 2013, this April 14, 2008 note was considered in default for non-payment. The Company is trying to find the debt holder to extend the due date of the note as the previous address is no longer valid. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 6,000/12 (before and after reverse stock split) warrants granted on January 27, 2009 have expired. The exercise price of the 6,000/12 (before and after reverse stock split) warrants was reduced again to $1.00/$500.00 (before and after reverse stock split) when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  Associated warrants are recorded at fair value for each reporting period.

August 5, 2008 financing:

(b) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008, plus warrants to purchase (i) 5,000/10 (before and after reverse stock split) shares of our common stock at an exercise price of $10.00/$5,000 (before and after reverse stock split) and (ii) additional warrants to purchase 5,000/10 (before and after reverse stock split) shares of our common stock at an exercise price of $15.00/$7,500 (before and after reverse stock split), representing an aggregate 10,000/20 (before and after reverse stock split) shares as the exercise dates for these warrants have now expired.  The due date of the loan was extended to December 15, 2008 with 5,500/11 (before and after reverse stock split) restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest.  There were no incremental penalties for the event of default; however the notes were recorded at face value. Remedies for an event of default are acceleration of principal and interest.

Note 7 –   Short Term Bridge Loans:

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

On January 15, 2009, we extended the term on the note from December 15, 2008 to April 30, 2009, and we issued investor warrants to purchase 5,500/11 (before and after reverse stock split) shares of our common stock and 5,500/11 (before and after reverse stock split) shares of restricted common stock as consideration for the extension.   We recorded a loss on extinguishment of debt of $2,112 in accordance with the FASB Accounting Standards Codification. As of December 31, 2012, this note was considered in default for non-payment.  The debt holder is a board director and will extend the note once we locate the debt holder of the above April 14, 2008 debt.

The exercise price of the warrants was reduced to $3.30/$1,650 (before and after reverse stock split) when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00/$500.00 (before and after reverse stock split) when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  Associated warrants are recorded at fair value for each reporting period.

Note 8 – Notes Payable (non-convertible):

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments for the year ended March 31, 2013, we anticipate making those payments in 2013 when additional capital is available.

On January 26, 2011, we entered into a promissory note with our previous landlord in the principal amount of $75,762.  This amount is due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law as we currently use 15%. Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, the previous landlord sold $20,000 of the promissory note to another accredited investor (see Note 6(u)-i) resulting in an outstanding amount of $55,762.  This new replacement $20,000 note shall have the same terms as the original note except this new note shall indicate that the note was originally issued to the Seller on January 26, 2011 and shall be convertible into the Company’s common stock, at any time at an initial conversion price per share equal to twenty five percent (25%) of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days immediately preceding a conversion date and shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The buyer of this note converted the entire $20,000 into shares of common stock.

On June 14 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012. The amounts are still outstanding, and we accrue interest at the default interest rate of 18%.  We expect to convert these notes into convertible notes payable later in 2013.

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000 as we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  The amount is still outstanding, and we accrue interest at the default interest rate of 18%.  We expect to convert these notes into convertible notes payable later in 2013.

Note 9 – Derivative Liabilities:

The following table summarizes the components of derivative liabilities as of March 31, 2013 and 2012:

Financing arrangement giving rise to derivative financial instruments		March 31,	March 31,
		2013	2012
$ 600,000	Face Value Convertible Note Financing	$-	$3,913
$ 500,000	Face Value Convertible Note Financing	-	2,964
$ 100,000	Face Value Convertible Note Financing	-	593
$ 120,000	Face Value Short Term Bridge Loan Financing	2	12
$ 120,000	Face Value Short Term Bridge Loan Financing	-	12
$ 60,000	Face Value Short Term Bridge Loan Financing	-	6
$ 33,000	Face Value Short Term Bridge Loan Financing	-	3
$ 120,000	Face Value Convertible Note Financing	-	241
$ 60,000	Face Value Convertible Note Financing	-	121
$ 200,000	Face Value Convertible Note Financing	-	837
$ 161,111	Face Value Convertible Note Financing	-	674
$ 50,000	Face Value Convertible Note Financing	-	209
$ 55,000	Face Value Convertible Note Financing	-	209
$ 137,500	Face Value Convertible Note Financing	-	575
$ 55,000	Face Value Convertible Note Financing	-	230
$ 900,000	Face Value Convertible Note Financing	-	113,810
$ 400,000	Face Value Convertible Note Financing	-	31,102
$ 600,000	Face Value Convertible Note Financing	-	89,678
$ 221,937	Face Value Convertible Note Financing	-	44,502
$ 500,000	Face Value Convertible Note Financing	-	57,528
$ 1,000,000	Face Value Convertible Note Financing	-	76,043

	Total derivative liabilities	$2	$423,262

Prior to February 21, 2013, we estimated fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to

Note 9 – Derivative Liabilities (continued):

multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.  As of February 21, 2013, all warrants associated with convertible notes payable were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued new convertible notes payable to these debt holders for a total of $350,000.  As such, derivative liabilities will be immaterial and will only relate to outstanding warrants associated with other non-convertible loans.

Note 10 – Transactions with Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000/50 (before and after reverse stock split) shares of common at $1.00/$500.00 (before and after reverse stock split) per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6(b)).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (see Note 11). During the quarter ended March, 31, 2013, 51 shares of Series A-1 Preferred, convertible into 306 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered (see Note 11(a)).

H. John Buckman is a board director of the company and is a debt holder of the company whereas the Company issued him a note payable at the face value of $55,000.  He also has a total of 5,500/11 (before and after reverse stock split) Class A warrants at an exercise price of $1.00/$500.00 (before and after reverse stock split) with a life of three to five years, and he will be entitled to an additional 5,000/10 (before and after reverse stock split) warrants with at an exercise price of $15.00/$7,500 (before and after reverse stock split) if he exercises the same number of specific Class A warrants.  He also received 11,000/22 (before and after reverse stock split) shares of restricted stock that related to this note payable, 1,200/3 (before and after reverse stock split) shares of restricted stock for being a Director and 150,000/300 (before and after reverse stock split) shares of restricted stock for his services related to a November, 2009 financing (total of 162,200/325 shares of restricted stock) (before and after reverse stock split).

Note 11 – Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A” and “Series A-1”), $.00001 par value.  Each share of Series A and A-1 is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A and A-1 Preferred. The holders of the Series A and A-1 Preferred shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A and A-1 holders. The Series A and A-1 shall be senior to the Common Stock and any other series or class of the Company’s Preferred Stock.  The Series A  and A-1 has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and A-1 then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock  of the Company, an amount equal to $.00001 per share,  The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per share, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000.  We have evaluated our Series a Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved.  Redemption of these preferred shares cannot be affected because of the Company’s stockholders’ deficit.

Note 11 – Stockholders’ Deficit (continued):

(a) Series A Preferred Stock (continued):

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren.  We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents.  The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences:  The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:  Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.00001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

During the quarter ended March, 31, 2013, 51 shares of Series A-1 Preferred, convertible into 306 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered.  We recorded a non-cash expense for $0.09 which is based on the then market price of $0.0003 per common share times the convertible stock equivalents (51 preferred shares x 6 = 306 common stock equivalents).

(b) Common Stock Warrants

As of March 31, 2013, the Company had the following outstanding warrants:

					Reverse Stock Split
		Expiration	Warrants	Exericse	Restated	Restated
Issued Class A Warrants	Grant Date	Date	Granted	Price	Warrants	Price

April, 2008 Supply Agreement	4/16/2008	4/15/2013	5,000	$15.00	10	$7,500.00
Aprl, 2008 Finder's Fees	4/14/2008	4/13/2013	3,125	$10.00	6	$5,000.00
May, 2008 Finder's Fees	5/19/2008	5/18/2013	1,875	$10.00	4	$5,000.00
January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00	54	$500.00
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	$0.05	102	$25.00
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05	24	$25.00

Total issued Class A warrants			99,800		200

Unissued Class B warrants (a):

April, 2008 Finder's Fees			3,125		6
May, 2008 Finder's Fees			1,875		4

Total unissued Class B Warrants			5,000		10

Total Warrants			104,800		210

(a) When certain Class A warrants are exercised, holders of these warrants will receive an equal number of Class B warrants with an exercise price of $15.00/$7,500 (before and after reverse stock split).

Note 11 – Stockholders’ Deficit (continued):

(b) Common Stock Warrants (continued)

		Weighted	Reverse Stock Split
		Average	Restated	Restated
	Shares	Price	Warrants	Price

Activity for our common stock warrants is presented below:

Total warrants outstanding March 31, 2011	116,470,441	$1.60	232,941	$800.00

New warrants granted	97,500,000	0.02	195,000	$10.00
Warrants that expired	(70,000)		(140)
Total warrants outstanding March 31, 2012	213,900,441	0.04	427,801	$20.00

Cashless exercise of warrants	(1,000,000)		(2,000)
Warrants that expired	(112,500)		(225)
Warrants surrendered for exchange of new convertible notes	(212,501,323)		(425,002)
Warrants (Class B) cancelled for exchange of new convertible notes	(181,818)		(364)
Total warrants outstanding March 31, 2013	104,800	$2.19	210	$1,095.00

Cashless exercises of 1,000,000/2,000 (before and after reverse stock split) warrants were made for the fiscal year ended March 31, 2013. No warrants were exercised for the fiscal year ended March 31, 2013.

(c) Common Stock:

At March 31, 2013, we had issued and outstanding 9,207,273,234/18,414,547 (before and after reverse stock split) shares of common stock of which 15,125,562/30,251 (before and after reverse stock split) shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Issued for the Year Ended March 31, 2013:

These figures are not restated for the reverse stock split.

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

Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

On November 19, 2012, we issued 104,895,833 shares of common stock pursuant to a conversion of November, 2009 debt that was purchased in November, 2012 by another accredited investor of $50,350 at a conversion price of $.00048.

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

Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

January 11, 2013, we issued 223,125,000 shares of common stock pursuant to a conversion of December, 2009 debt that was purchased in December, 2012 by another accredited investor of $35,700 at a conversion price of $.00016.

On January 15, 2013, we issued 50,000,000 shares of common stock pursuant to a conversion of September, 2008 debt of $7,500 at a conversion price of $.00015.

On January 16, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of September, 2008 debt of $32,000 at a conversion price of $.00016.

On January 16, 2013, we issued 87,420,000 shares of common stock pursuant to a conversion of July, 2010 accrued interest of $13,113 at a conversion price of $.00015.

On January 17, 2013, we issued 190,000,000 shares of common stock pursuant to two conversions of July, 2010 debt totaling $28,500 at a conversion price of $.00015.

January 17, 2013, we issued 155,000,000 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $24,800 at a conversion price of $.00016.

Note 11 – Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2013 (continued):

January 23, 2013, we issued 255,312,500 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $40,850 at a conversion price of $.00016.

On January 29, 2013, we issued 37,160,000 shares of common stock pursuant to a conversion of February, 2012 debt of $5,574 at a conversion price of $.00015.

January 28, 2013, we issued 165,468,750 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $26,475 at a conversion price of $.00016.

On February 5, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $32,000 at a conversion price of $.00016.

On February 6, 2013, we issued 138,593,750 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $22,175 at a conversion price of $.00016.

On February 7, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $32,000 at a conversion price of $.00016.

On February 11, 2013, we issued 70,000,000 shares of common stock pursuant to a conversion of March, 2011 debt of $10,500 at a conversion price of $.00015.

On February 13 2013, we issued 87,146,666 shares of common stock pursuant to a conversion of July, 2010 debt for $4,837 and accrued interest for $8,233 at a conversion price of $.00015.

On February 21, 2013, we issued 100,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $7,500 at a conversion price of $.000075.

On February 21 2013, we issued 593,533,333 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in January, 2013 by another accredited investor of $44,515 at a conversion price of $.000075.

On February 22, 2013, we issued 190,000,000 shares of common stock pursuant to two conversions of July, 2010 debt totaling $14,250 at a conversion price of $.000075.

On February 6, 2013, we issued 138,593,750 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in December, 2012 by another accredited investor of $22,175 at a conversion price of $.00016.

On March 6, 2013, we issued 100,000,000 shares of common stock pursuant to a conversion of February, 2012 debt of $7,500 at a conversion price of $.000075.

On March 12, 2013, we issued 250,000,000 shares of common stock pursuant to a conversion of July, 2010 accrued interest of $18,750 at a conversion price of $.000075.

On March 14 2013, we issued 100,000,000 shares of common stock pursuant to a conversion of June, 2011 debt of $7,500 at a conversion price of $.000075.

On March 18, 2013, we issued 593,666,667 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in January, 2013 by another accredited investor of $44,525 at a conversion price of $.000075.

On March 20 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of January, 2009 debt of $6,834 and accrued interest of $8,166 at a conversion price of $.000075.

On March 28, 2013, we issued 593,600,000 shares of common stock pursuant to a conversion of September, 2008 debt that was purchased in January, 2013 by another accredited investor of $44,520 at a conversion price of $.000075.

Note 11 – Stockholders’ Deficit (continued):

Common Stock Issued for the Year Ended March 31, 2013 (continued):

On March 28 2013, we issued 402,960,000 shares of common stock pursuant to a conversion of July, 2010 accrued interest of $30,222 at a conversion price of $.000075.

Common Stock Issued for the Year Ended March 31, 2012:

These figures are not restated for the reverse stock split

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(c) Common Stock Issued for the Year Ended March 31, 2012 (continued):

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

(d) Compensation and Incentive Plan:

On October 31, 2007, management approved the Company’s 2007 Stock Compensation and Incentive Plan and reserved 50,000/100 (before and after reverse stock split) shares of the Company’s common stock for future issuance under the Plan to employees, directors and other persons associated with Attitude.  These shares were included in a Form S-8 that was filed with the Securities Exchange Commission on May 16, 2008 to register the underlying shares. We have issued 49,877/100 (before and after reverse stock split) shares from this plan leaving an available 124/0 (before and after reverse stock split) shares to be issued in the future.

On August 1, 2008, we issued 17,500/35 (before and after reverse stock split) Non-Qualified Stock Options to Nutraceutical Discoveries at the exercise price of $13.00/$6,500 (before and after reverse stock split) per option for a licensing agreement to use certain intellectual property and “Innutria®” formulation.  These options are immediately vested and will expire in five (5) years on July 31, 2013. Due to the immediate vesting, we recognized the full cost of $163,240 in August, 2008 by using the Black-Scholes-Merton (BSM) option-pricing formula.  See table below for additional information that was used in this computation.

Although our Board of Directors approved the creation of the March, 2009 Stock Option, Compensation and Incentive Plan in which 1,000,000/2,000 (before and after reverse stock split) shares of our $.001 par value common stock will be reserved for future issuance under this plan, the plan was not filed with the Securities Exchange Commission. As such, any issuance will be subject to restrictions and Rule 144 holding periods. During March 30, 2009, we issued 884,569/1,769 (before and after reverse stock split) non-qualified stock options at the exercise price of $1.00/$500.00 (before and after reverse stock split) to employees and certain consultants.  The stock options vest immediately and will expire in five (5) years on March 31, 2014. No other employee stock options have been granted prior to this transaction. We recorded the full compensation cost of $159,348 for these employee stock options in March, 2009.  None of these stock options have been exercised.

Note 11 – Stockholders’ Deficit (continued)

(d) Compensation and Incentive Plan (continued):

On March 10, 2010, our Board of Directors approved the issuance of 50,000/100 (before and after reverse stock split) stock options to our Scientific Advisory Board at an exercise price of $0.60/$300.00 (before and after reverse stock split) that will expire in five (5) years on March 11, 2015.  We recorded the full compensation cost of $41,100 for these options in March, 2010.  None of these stock options have been exercised.  In addition and on the same date, we issued 75,000 stock options as a retainer for future services from our outside legal counsel at an exercise price of $1.00/$500.00 (before and after reverse stock split) in which the options will expire in five (5) years on March 11, 2015.  We recorded the full compensation cost of $57,450 for these options in March, 2010.  None of these options have been exercised.

On May 25, 2010, a registration that covers the offering of an aggregated 3,750,000/7,500 (before and after reverse stock split) shares of the Company’s common stock was approved by the Company’s Board of Directors.  As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted.  During the fiscal year ended March 31, 2011, we issued 3,288,889/6,578 (before and after reverse stock split) shares of common stock for a total of $161,000 for past due professional services and payroll in which 1,500,000/3,000 (before and after reverse stock split) shares were returned back to the plan, leaving an available 1,961,111/3,922 (before and after reverse stock split) shares to be issued in the future

On December 21, 2011, the Company’s Board of Directors approved the issuance of 27,102,009/54,204 (before and after reverse stock split) non-qualified stock options to certain employees for the return of previously issued shares of common stock that were issued for payment of past due expenses to be effective at December 31, 2011.  The stock options have an exercise price of $.02/$10.00 (before and after reverse stock split), full vesting rights and a life of five years.  The Board of Directors intends to approve a registration to cover an offering to include these stock options once the increase in authorized shares has been approved, (increase approved May 1, 2012).  We recognized the full compensation expense of $12,656 at December 31, 2011 by using the Black-Scholes valuation model (27,102,009 x $.000467).

As required by the FASB Accounting Standards Codification, we would normally estimate forfeitures of employee stock option and recognize the compensation cost over the requisite service period for the entire award in accordance with the provisions.   As all stock options were fully vested, no estimate of forfeitures was required, and compensation cost is fully recognized at the time of grant and full vesting.  We estimated the fair value of these stock options on the date of grant using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions (before and after reverse stock split):

	Before Reverse	After Reverse	Before Reverse	After Reverse
	Stock Split	Stock Split	Stock Split	Stock Split

Year Ended 3/31/09
	17,500 options	35 options	884,569 options	1,769 options
Expected Term (in years)	3.33	3.33	5	5
Risk-free rate	3.23%	3.23%	1.72%	1.72%
Volatility (based on peer group)	107%	107%	78.02%	78.02%
Dividends	-	-	-	-

Year Ended 3/31/10
	50,000 options	100 options	75,000 options	150 options
Expected Term (in years)	5	5	5	5
Risk-free rate	2.42%	2.42%	2.42%	2.42%
Volatility (based on peer group)	103%	103%	103%	103%
Dividends	-	-	-	-

Year Ended 3/31/12
	27,109,009 options	54,204 options
Expected Term (in years)	5	5
Risk-free rate	0.83%	0.83%
Volatility (based on peer group)	115%	115%
Dividends	-	-

Note 11 – Stockholders’ Deficit (continued)

(d) Compensation and Incentive Plan (continued):

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

On January 10, 2013, the stockholders holding a majority voting rights of our Common Stock approved the 2013 Equity Incentive Plan by written consent without a meeting in accordance with Delaware Law.  This plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 500,000,000/1,000,000 (before and after reverse stock split) shares of its common stock.  The number of shares of common stock available for issuance under this plan shall automatically increase on February 1st of each year for a period of 9 years commencing January 1, 2014 in an amount equal to the lesser of 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or 15,000,000/30,000 (before and after reverse stock split) shares. No stock awards have been granted as of March 31, 2013.

A summary of option activity under these stock option plans for the year ended March 31, 2013 is presented below:

			Before Reverse	After Reverse	Weighed-
			Stock Split	Stock Split	Average
			Weighted-	Weighted-	Remaining
	Before Reverse	After Reverse	Average	Average	Contractual	Aggregate
	Stock Split	Stock Split	Exercise	Exercise	Term	Intrinsic
Options	Shares	Shares	Price	Price	(in years)	Value

Outstanding at 3/31/10	1,027,068	2,054	$1.20	$600.00	4.11	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at 3/31/11	1,027,068	2,054	$1.20	$600.00	3.11	-
Granted	27,102,009	54,204	$0.02	$10.00
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at 3/31/12	28,129,077	56,258	$0.06	$30.00	4.66	-

 Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2013.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

Note 12 – Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2013 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$5,744,435	$4,805,496
Compensatory stock and warrants	33,831	56,123
Accrued expenses that are deductible in future periods	25,483	26,630
Depreciation method differences	1,442	1,623
	5,805,191	4,889,872
Valuation allowances	(5,805,191)	(4,889,872)

Net deferred tax assets	$-	$-

As of March 31, 2013 the Company has a net tax operating loss of $16,895,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2013 and 2012:

	2013	2012
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal deficit	2.37%	2.31%
Fair value adjustment of convertible debt	30.69%	51.54%
Non-deductible derivative loss	-3.58%	6.45%
Loss on extinguishment of debt	29.68%	0.00%
Non-deductible travel expenses	0.06%	0.07%
Benefit at the Company's effective rate	-25.22%	-26.37%
Less valuation allowance effective tax rate	0.00%	0.00%

The Company is required to file income tax returns for U.S. Federal and State of Florida purposes.  The Company is not currently under any tax examination, but the statute of limitations has not yet expired because no federal or state tax returns have been filed since 2007.  Therefore, the Company generally remains subject to examination of its U.S. Federal income tax returns for 2008 and subsequent years by the Internal Revenue Service.  In addition, the Company also remains subject to examinations of its State of Florida tax returns for 2008 and subsequent years.

Note 13 – Commitments and Contingencies:

Lease of office

In December 2007, the Company entered into a five year agreement for office space in Palm Beach Gardens, Florida with a commencement date of June 1, 2008.  That office lease has ended as we entered into a new office lease for 3,333 square feet at our new office in North Palm Beach, Florida on January 3, 2013 with a lease term of three years with two years as renewable terms.  Starting February 1, 2013, the minimum starting monthly base rent without sales tax was $1,602 plus monthly operating expense for $2,670 for a monthly total of $4,272.  The lease provides for annual 3% increases throughout its term.

Note 13 – Commitments and Contingencies (continued):

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,272 and excluding variable common area maintenance charges, as of March 31, 2013, are as follows:

Years ending March 31,	Amount
2014	$51,360
2015	51,940
2016	52,540
2017	53,146
2018	44,730
$253,716

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2013 was $82,763

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

On April 20, 2012, Arena Advertising and Sports Marketing Inc commenced a lawsuit in the state of Florida to recover past due amounts owed by us in the amount of $15,000 since January 16, 2012.  The $15,000 was already recorded in our records.  A Notice of Filing Settlement was filed on August 14, 2012 in the county court of Broward County, Florida whereas a settlement plan was agreed by both parties in which we pay the total sum of $15,390 with $3,390 on September 1, 2012 and $3,000 on the first day of each following month for four months until the total is paid in full.  We have paid the entire $15,390 amount as the lawsuit has been dismissed.  No further actions are needed by the Company.

Note 13 – Commitments and Contingencies (continued):

On August 30, 2012, Entercom Boston, LLC commenced a lawsuit in the state of Massachusetts to recover past due amounts owed by us in the amount of $12,365 since February, 2011.  We have already recorded the $12,365 in our records and paid a total of $9,000 of this balance.  Both parties agreed to this $9,000 amount balance as the final settlement.  Entercom filed a Notice of Voluntary Dismissal of this Civil Action as there is no further action needed by the Company.

Note 14 – Subsequent Events

These figures are not restated for the reverse stock split except where noted.

On April 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their April, 2013 consulting services.

On April 3, 2013, we issued 150,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $11,250 at a conversion price of $.000075.

Also on April 3, 2013, we issued 583,333,333 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $43,750 at a conversion price of $.000075.

On April 4, 2013, we issued 219,200,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $16,440 at a conversion price of $.000075.

On April 9, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $15,000 accrued interest at a conversion price of $.000075.

Also on April 9, 2013, we issued 89,546,666 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,716 accrued interest at a conversion price of $.000075.

On April 9, 2013, an accredited investor purchased $100,000 of a previously issued $100,000 convertible note payable dated March, 2009 held by another accredited investor.  A new replacement note for $100,000 was issued under the same terms of the February, 2013 consolidated notes of 4% interest rate and a maturity date of February 21, 2015.   No conversions have occurred.

On April 10, 2013, we issued 219,533,333 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $16,465 at a conversion price of $.000075.

On April 11, 2013, we entered into an allonge number 8 to secured note issued February 22, 2012, now consolidated into a February 21, 2013 convertible note, in the amount of $71,500 less a finder’s fee of $6,500 for net proceeds received in the amount of $65,000.

On April 11, 2013, we issued 160,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $12,000 at a conversion price of $.000075.

On April 15, 2013, we issued 200,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $15,000 accrued interest at a conversion price of $.000075.

On April 16, 2013, we issued 636,666,667 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $47,750 at a conversion price of $.000075.

On April 18, 2013, we signed a new Equity Purchase Agreement with an investor for the possible purchase up to Ten Million Dollars of the Company’s common stock. This agreement replaces a similar agreement between the two parties that was signed on August 31, 2012.

On April 22, 2013, we issued 262,333,333 shares of common stock pursuant to two conversions of the February, 2013 consolidated convertible notes payable for $19,675 accrued interest at a conversion price of $.000075.

On April 29, 2013, we issued 250,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $18,750 accrued interest at a conversion price of $.000075.

Note 14 – Subsequent Events (continued)

On April 30, 2013, we issued 160,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $12,000 at a conversion price of $.000075.

On May 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their May, 2013 consulting services.

On June 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their June, 2013 consulting services.

On June 5, 2013, we entered into an allonge number 9 to a secured note issued February 22, 2012, now consolidated into a February 21, 2013 convertible note, in the amount of $88,000 less a finder’s fee of $8,000 for net proceeds received in the amount of $80,000.

On June 5, 2013, an accredited investor purchased $100,000 of a previously issued $2,496,202 convertible note payable dated February 21, 2013 held by another accredited investor.  A new replacement note for $100,000 was issued under the same terms of the February, 2013 consolidated notes of 4% interest rate and a maturity date of February 21, 2015.  No conversions have occurred.

On June 7, 2013, we issued a convertible promissory note to our outside legal counsel in the amount of $37,000. The maturity date for this note is June 7, 2014.  The conversion terms are 80% of the average of the closing bid prices for the common stock as reported by Bloomberg, LP for the 5 trading days ending on the trading day immediately before the relevant conversion date.

On June 25, 2013, we filed with the state of Delaware the Company’s Certificate of Amendment of Certificate of Incorporation for the reverse stock split of 500 shares of the issued and outstanding shares of common stock to be combined into one (1) validly issued, fully paid and non-assessable share of common stock of the company.  This reverse split will be effective on July 1, 2013.

On June 21, 2013, we entered into an allonge number 10 to secured note issued February 22, 2012, now consolidated into a February 21, 2013 convertible note, in the amount of $88,000 less a finder’s fee of $8,000 for net proceeds received in the amount of $80.000.

Note 14 – Subsequent Events (continued)

On July 1, 2013, we implemented a 1for 500 reverse stock split of our common stock as the table below reflects certain financial information before and after the reverse stock split:

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-500 REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 1, 2013 FOR THE PERIODS
ENDED MARCH 31, 2013 AND MARCH 31, 2012

	Before Reverse	With Reverse
	Stock Split	Stock Split

For the period ended March 31, 2013

Shares issued and outstanding	9,207,273,234	18,414,546

Basic loss per common share	$-	$-

Diluted loss per common share	$-	$-

Weighted average common shares
outstanding - basic	2,687,047,797	5,374,096

Weighted average common sares
outstanding - diluted	2,687,047,797	5,374,096

For the period ended March 31, 2012

Shares issued and outstanding	854,047,952	1,708,096

Basic loss per common share	$(0.03)	$(13.65)

Diluted loss per common share	$(0.03)	$(13.65)

Weighted average common shares
outstanding - basic	225,250,685	450,501

Weighted average common sares
outstanding - diluted	225,250,685	450,501

On July 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their July, 2013 consulting services.

On July 1, 2013, we entered into debt amendments with SC Advisors Inc. and Southridge Partners II LP to extend the maturity date all of their outstanding convertible notes ($150,000 and $50,000, respectively) to December 31, 2014. This covers all original convertible notes that are currently outstanding from December, 2012 through July, 2013.

On July 2, 2013, we issued 524,154 (adjusted for the reverse stock split) shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $17,035 at a conversion price of $.0325.

Also on July 2, 2013, we 1,918,462 (adjusted for the reverse stock split) shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $62,350 at a conversion price of $.0325.