Form 10-Q
period 2013-06-30
Attitude Drinks Inc.
filed 2013-08-19
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________
Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED
(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

712 U.S. Highway 1, Suite #200, North Palm Beach, Florida 33408 USA
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 31,767,812 shares issued and outstanding as of August 14, 2013.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

INDEX

		PAGE #
PART I	FINANCIAL INFORMATION

Item 1 .	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets – June 30, 2013 (unaudited) and March 31, 2013	3

	Condensed Consolidated Statements of Operations – Three Months Ended June 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Three Months Ended June 30, 2013 and 2012 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37
.
Item 6.	Exhibits	38

SIGNATURES		42

EXHIBITS

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,067	$7,415
Accounts receivable less allowance for doubtful accounts of $13,215 and $16,007
at June 30, 2013 and March 31, 2013, respectively	20,423	27,092
Inventories	45,327	101,721
Prepaid expenses	26,732	25,110
TOTAL CURRENT ASSETS	128,549	161,338

FIXED ASSETS, NET	30,914	28,858

OTHER ASSETS:
Trademarks, net	4,594	4,786
Deposits and other	5,896	5,896
TOTAL OTHER ASSETS	10,490	10,682

TOTAL ASSETS	$169,953	$200,878

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,635,408	$1,632,378
Accrued liabilities	5,064,490	5,008,571
Derivative liabilities	1	2
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	46,250	250,000
Non-convertible notes payable	316,012	316,012
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	7,198,624	7,343,426

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	9,454,926	9,451,652

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share,
20,000,000 shares authorized, 9,000,051 shares issued and outstanding
at June 30, 2013 and March 31, 2013, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 24,675,773 and 18,414,546 shares issued and outstanding at June
30, 2013 and March 31, 2013, respectively	247	184
Additional paid-in capital	19,191,596	18,736,010
Deficit accumulated	(35,675,530)	(35,330,484)
TOTAL STOCKHOLDERS' (DEFICIT)	(16,483,597)	(16,594,200)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$169,953	$200,878

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$75,200	$110,234
Product and shipping costs	(63,431)	(91,873)
GROSS PROFIT	11,769	18,361

OPERATING EXPENSES:
Salaries, taxes and employee benefits	267,766	197,988
Marketing and promotion	(3,325)	187,176
Consulting fees	82,500	111
Professional and legal fees	37,314	16,057
Travel and entertainment	5,972	19,284
Product development costs	3,780	-
Stock compensation expense	-	504
Other operating expenses	51,974	109,909
Total Operating Expenses	445,981	531,029

LOSS FROM OPERATIONS	(434,212)	(512,668)

OTHER INCOME (EXPENSE):
Derivative income (expense)	(121,749)	265,880
Interest and other financing costs	210,915	529,334
Total Other Income	89,166	795,214

(LOSS)/INCOME BEFORE PROVISION
FOR INCOME TAXES	(345,046)	282,546

Provision for income taxes	-	-

NET (LOSS)/INCOME	$(345,046)	$282,546

Basic (loss)/income per common share	$(0.01)	$0.14

Diluted (loss)/income per common share	$(0.01)	$0.12

Weighted average common shares
outstanding - basic	23,838,437	1,966,717

Weighted average common shares
outstanding - diluted	23,838,437	2,439,156

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS (USED) IN OPERATING ACTIVITIES:
Net (loss)/income	$(345,046)	$282,546
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	2,047	1,933
Compensatory stock and warrants	-	504
Issuancce of convertible notes for past due services	112,000	-
Bad debt expense	(2,792)	-
Derivative expense/(income)	121,749	(265,880)
Fair value adjustment of convertible note	(249,666)	(675,447)
Amortization of debt discount	-	100,696
Changes in operating assets and liabilities:
Accounts receivable	9,461	(10,055)
Prepaid expenses and other assets	(1,622)	13,542
Inventories	56,394	92,544
Deferred revenue	-	(6,844)
Accounts payable and accrued liabilities	105,037	189,576
Net cash (used) in operating activities	(192,438)	(276,885)

CASH FLOWS (USED) IN INVESTING ACTIVITIES:
Purchase of equipment	(3,910)	-
Net cash (used) in investing activities	(3,910)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from convertible notes payable	247,500	-
Proceeds from short-term bridge loans payable	-	200,000
Other costs of financing	(22,500)	-
Net cash provided by financing activities	225,000	200,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,652	(76,885)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,415	132,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,067	$55,235

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2013
(unaudited)

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies

(a)           Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States. Attitude Drinks Incorporated (“Attitude” “We” or the “Company”) was formed in Delaware on May 10, 1988 under the name of International Sportfest, Inc.  In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS").  PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom.  Simultaneously with the acquisition of PMS, we changed our name to Pride, Inc.  On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation.  As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer's and the accounting acquirer's stock with an offset to capital in excess of par value. The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated.  Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 712 U. S. Highway 1, Suite #200, North Palm Beach, Florida 33408.  The telephone number is 561-227-2727.  Our company’s common stock shares (OTCBB:ATTD) began trading June 2008. The Company's fiscal year end is March 31.  Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy.

We implemented a 1-for-500 reverse stock split on July 1, 2013.  This change occurred before the release of our June 30, 2013 financial statements, and we have restated all applicable financial data for this reverse stock split for both June 30, 2013 and June 30, 2012.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2013 and 2012 and the results of its operations and cash flows for the three month periods ended June 30, 2013 and 2012.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2013, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)           Basis of Presentation/Going Concern (continued):

The results of operations for the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three month period ended June 30, 2013, a working capital deficit of $7,070,075 as of June 30, 2013 and has incurred losses to date resulting in an accumulated deficit of $35,675,530, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	June 30, 2013	March 31, 2013
	(unaudited)

Finished goods	$45,327	$101,721

Total inventories	$45,327	$101,721

(d)           Prepaid expenses:

Prepaid expenses of $26,732 consist mainly of prepaid insurance of $13,615 and prepayment of pre-mix ingredients and labels of $10,451 for the next inventory production run in August, 2013 and other small prepaid expenses of $2,666.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the three months ended June 30, 2013 was $192.

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

(g)           (Loss)/Income Per Common Share:

The basic (loss)/income per common share is computed by dividing the (loss)/income applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2013, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 231,709,797 shares were included in the computation of diluted income per share.

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

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2013	March 31, 2013
	(unaudited)
Accrued payroll and related taxes	$2,908,418	$2,770,580
Accrued marketing program costs	580,000	580,000
Accrued professional fees	58,734	74,950
Accrued interest	1,214,332	1,221,671
Accrued board of directors' fees	179,792	170,792
Other expenses	123,214	190,578

Total	$5,064,490	$5,008,571

Note 3.   Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	June 30, 2013	March 31, 2013
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

Note 3.   Short-term Bridge Loans (continued):

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

Note 3.   Short-term Bridge Loans (continued):

August 5, 2008 financing (continued):

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

The exercise price of the warrants was reduced to $3.30/$1,650 (before and after reverse stock split) when the Company issued additional convertible instruments with a lower conversion rate on December 18, 2008.  The exercise price of the warrants was reduced again to $1.00/$500 (before and after reverse stock split) when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.  Associated warrants are recorded at fair value for each reporting period.

Note 4.   Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification as see Note 8 for more details. Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		June 30,	March 31,
		2013	2013
$5,492,271	Convertible Note Financing due February 21, 2015 (a), (1)	$9,236,176	$9,451,652
$175,000	Convertible Note Financing due December 31, 2014 (b), (2)	218,750	250,000
$37,000	Convertible Note Financing due June 7, 2014 (c), (3)	46,250	-

$5,704,271	Total convertible notes payable	$9,501,176	$9,701,652

(1)  All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 (after reverse stock split) Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271.
(2) Monthly retainer fee of $25,000 face value for December, 2012 through June, 2013 (total of $175, 000)
(3) Retainer fee of $37,000 face value issued June 7, 2014

Note 4.   Convertible Notes Payable (continued):

(a)           February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 (after reverse stock split) Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000.  All applicable 364 (after reverse stock split) Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944.  All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%.  The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00 (after reverse stock split).  Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note.  In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications.  The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder.  This note is identical to the above notes for the terms, conversion criteria and maturity date.  No accrued interest payable amounts were added to these new notes.   A total of $341,636 in principal and $132,279 in accrued interest were converted into shares of common stock from February 21, 2013 through June 30, 2013.  In addition, three allonges (allonge #8 for $71,500 dated April 11, 2013, allonge #9 for $88,000 dated June 5, 2013 and allonge #10 for $88,000 dated June 21, 2013) were added into these consolidated notes.

Southridge Partners II LP purchased from another debt- holder $100,000 on April 9, 2013 and another $100,000 on June 5, 2013 from these February 21, 2013 notes. These new replacement notes contain the same terms as in the February 21, 2013 consolidated convertible notes.  No conversions have been made on these notes.

(b)  Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note (Note 4 (a)).  From December, 2012 through June, 2013, we issued $25,000 monthly convertible notes for a total of $175,000 as all of these notes have a maturity date of December 31, 2014.  The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

(c)  June 7, 2014 Convertible Note

We issued a $37,000 convertible note on June 7, 2014 for past due services.  The maturity date of this note is June 7, 2014.  The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

Note 5.   Non-convertible Notes payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010.  Although we did not make all payments at June 30, 2013, we anticipate making those payments in 2013 when additional capital is available.

Note 5.  Non-convertible Notes payable (continued):

On January 26, 2011, we entered into a promissory note with our previous landlord in the principal amount of $75,762.  This amount was due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law as we currently use 15%. Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, the previous landlord sold $20,000 of the promissory note to another accredited investor resulting in an outstanding amount of $55,762.  The sold $20,000 note has since been fully converted into shares of common stock.

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

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000 and we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  The amount is still outstanding, and we accrue interest at the default interest rate of 18%.  We expect to convert these notes into convertible notes payable later in 2013.

Note 6.   Transactions with Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 25,000/50 (before and after reverse stock split) shares of common at $1.00/$500 (before and after reverse stock split) per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

In addition, the Company previously issued aggregate notes of $100,000 to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes (see Note 6(b)).  However Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren (see Note 7). During the quarter ended March, 31, 2013, 51 shares of Series A-1 Preferred, convertible into 306 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered.

H. John Buckman is a board director of the Company and is a debt holder of the Company whereas the Company issued him a note payable at the face value of $55,000.  He also has a total of 11 (after reverse stock split) Class A warrants at an exercise price of $500 (after reverse stock split) with a life of three to five years, and he will be entitled to an additional 10 (after reverse stock split) warrants with at an exercise price of $7,500 (after reverse stock split) if he exercises the same number of specific Class A warrants.  He also received 22 (after reverse stock split) shares of restricted stock that related to this note payable, 3 (after reverse stock split) shares of restricted stock for being a Director and 300 (after reverse stock split) shares of restricted stock for his services related to a November, 2009 financing (total of 325 shares of restricted stock after reverse stock split).

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

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren.  A non-cash expense for $1,620,000 was recorded based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents.  The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof- Rights, Powers and Preferences:  The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows:  Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.00001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

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

Note 7.   Stockholders’ Deficit (continued):

(b) Common Stock Warrants

As of June 30, 2013, the Company had the following outstanding warrants:

					Reverse Stock Split
		Expiration	Warrants	Exericse	Restated	Restated
Issued Class A Warrants	Grant Date	Date	Granted	Price	Warrants	Price

January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00	54	$500
September, 2010 Debt Extension	9/9/2010	9/9/2013	51,000	$0.05	102	$25
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05	24	$25

Total issued Class A warrants			89,800		180

(c) Common Stock Issued During the Three Months Ended June 30, 2013:

At June 30, 2013, we had issued and outstanding 24,675,773 (after reverse stock split) shares of common stock of which 30,578 (after reverse stock split) shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

All issued shares and conversion rates are reflected at the values after the reverse stock split.

On April 3, 2013, we issued 300,000 shares of common stock pursuant to a conversion for $11,250 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 4, 2013, we issued 438,400 shares of common stock pursuant to a conversion for $16,440 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 4, 2013, we issued 1,166,667 shares of common stock pursuant to a conversion for $43,750 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 9, 2013, we issued 400,000 shares of common stock pursuant to a conversion for $15,000 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 9, 2013, we issued 179,093 shares of common stock pursuant to a conversion for $6,716 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 10, 2013, we issued 439,067 shares of common stock pursuant to a conversion for $16,465 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

Note 7.   Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2013 (continued)

On April 11, 2013, we issued 320,000 shares of common stock pursuant to a conversion for $12,000 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 15, 2013, we issued 400,000 shares of common stock pursuant to a conversion for $15,000 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 16, 2013, we issued 1,273,333 shares of common stock pursuant to a conversion for $47,750 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 22, 2013, we issued 124,867 shares of common stock pursuant to a conversion for $4,675 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 22, 2013, we issued 400,000 shares of common stock pursuant to a conversion for $15,000 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 29, 2013, we issued 500,000 shares of common stock pursuant to a conversion for $18,750 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.0375.

On April 30, 2013, we issued 320,000 shares of common stock pursuant to a conversion for $12,000 of February, 2013 consolidated convertible notes at a conversion price of $.0375.

 (d) Warrants Issued During the Three Months Ended June 30, 2013:

 None

(e) Options Issued During the Three Months Ended June 30, 2013:

None

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

We recorded all convertible notes payable at fair value as see Note 4 for more information.

Note 9.   Commitments and Contingencies:

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,272 and excluding variable common area maintenance charges, as of June 30, 2013, are as follows:

Years ending March 31,	Amount

2014	$38,544
2015	51,940
2016	52,540
2017	53,146
2018	44,730
$240,900

Rental expense, which also includes maintenance and parking fees, for the period ended June 30, 2013 was $13,585.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current products.  The manufacturer shall manufacture, package and ship such products.  All products shall be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 10. Subsequent Events:

On July 1, 2013, we implemented a 1 for 500 reverse stock split of our common stock.

On July 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their July, 2013 consulting services.

On July 1, 2013 the holders of the monthly $25,000 retainer convertible notes extended the maturity dates of all such notes from December, 2012 through July, 2013 to December 31, 2014.

On July 2, 2013, we issued 1,918,462 shares of common stock pursuant to a conversion for $62,350 of February, 2013 consolidated convertible notes at a conversion price of $.0325.

On July 2, 2013, we issued 524,154 shares of common stock pursuant to a conversion for $17,035 of February, 2013 consolidated convertible notes at a conversion price of $.0325.

Note 10. Subsequent Events (continued):

On July 15, 2013, we issued 609,756 shares of common stock pursuant to a conversion for $10,000 of February, 2013 consolidated convertible notes at a conversion price of $.0164.

On July 23, 2013, we issued 1,353,000 shares of common stock pursuant to a conversion for $5,412 accrued interest of February, 2013 consolidated convertible notes at a conversion price of $.004.

On July 23, 2013, we entered into an allonge number 11 to a secured note issued February 22, 2013 in the amount of $82,500  less a finder’s fee of $7,500 for net proceeds in the amount of $75,000.

On July 29 2013, we issued 2,686,667 shares of common stock pursuant to a conversion for $10,075 of February, 2013 consolidated convertible notes at a conversion price of $.00375.

On August 1, 2013, we issued a convertible note to SC Advisors, Inc. for $25,000 for their August, 2013 consulting services.

On August 8, 2013, we entered into an allonge number 12 to a secured note issued February 22, 2013 in the amount of $110,000  less a finder’s fee of $10,000 for net proceeds in the amount of $100,000.

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

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.  The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in late 2013 or early 2014.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

OVERVIEW (CONTINUED)

We organized a Scientific Advisory Board of four  well known experts that have extensive experience in sports nutrition.  This board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks.  Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

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

Reverse Stock Split

We implemented a 1-for-500 reverse stock split on July 1, 2013.  This change occurred before the release of our June 30, 2013 financial statements as we have restated all applicable financial data throughout this report for the three months ended June 30, 2013 and 2012.

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

Financial Instrument Valuation

We estimate the fair value of our hybrid financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2013. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

RESULTS OF OPERATIONS

Our plan during the next few months is to continue the implementation of market and sales promotion programs to gain awareness of our “Phase III® Recovery” drink in new markets and to increase customers as this is our only revenue producing product at this time.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012:

For the three months ended June 30, 2013, our primary expenses related to salaries and consulting fees.  Total operating expenses for the three months ended June 30, 2013 were $445,981 which were $85,048 less than last year’s similar expenses for $531,029.

Derivative expense was $121,749, and interest income was $210,915 which both items were caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended June 30, 2013 of $345,046 leading to basic and diluted loss per share of $.01 as compared to a net profit for the three months ended June 30, 2012 of $282,546 which includes the recognition of derivative income of $265,880 and $529,334 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended June 30, 2013 was 23,838,437. The basic earnings per common share was $.14, and the diluted earnings per share was $.12 for the three months ended June 30, 2012 based on a weighted average number of common shares outstanding of 1,966,717 (after reverse stock split) for the basic earnings per share and 2,439,156 (after reverse stock split) for the diluted earnings per share.

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

For the three months ended June 30, 2013 compared to three months ended June 30, 2012:

Net cash used in operating activities for the three months ended June 30, 2013 was $192,438 which was mainly the effect of changes in our operating assets. Our loss of $345,046 is offset by non-cash items of $121,749 in derivative expense and $(249,666) for the changes in the fair values of our convertible notes payable. Net cash used in operating activities for the three months ended June 30, 2012 was $276,885 which was mainly the effect of changes in our operating assets.  Our profit of $282,546 was offset by non-cash items of $(265,880) in derivative income and $(675,447) for the changes in fair values of our convertible notes payable.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash flows generated by operating activities for the three months ended June 30, 2013 as well as for the three months ended June 30, 2012 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used in investing activities for the three months ended June 30, 2013 was $3,910 which were used to purchase vending machines as there were no similar expenditures for the three months ended June 30, 2012.

Net cash provided by our financing activities was $225,000 for the three months ended June 30, 2013 as compared to $200,000 for the three months ended June 30, 2012. The increase of $25,000 was attributed to receiving additional allonges in 2013.

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012:

The major variances in the Condensed Consolidated Statements of Cash Flows for the three months of June 30, 2013 as compared to the three months of June 30, 2012 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items:  “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the three months ended June 30, 2013 for $105,037 as compared to the three months ended June 30, 2012 for $189,576 were the result of paying more accounts payable related items in 2013. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the three months ended June 30, 2013 were the result of three allonges convertible note financings in 2013 for a total of $247,500 compared to lower new financings of $200,000 for the three months ended June 30, 2012.

External Sources of Liquidity:

For the three months ended June 30, 2013:

On April 11, 2013, we executed a $71,500 allonge #8 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $65,000 as $6,500 was paid as a finder’s fee.

On June 5, 2013, we executed an $88,000 allonge #9 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $80,000 as $8,000 was paid as a finder’s fee.

On June 21, 2013, we executed an $88,000 allonge #10 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $80,000 as $8,000 was paid as a finder’s fee.

All of the net proceeds from the above financings were used for operations and working capital purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS (continued):

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $5,610,135 outstanding at June 30, 2013. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE THREE MONTHS ENDED JUNE 30, 2013

Total Surrendered Outstanding Convertible Notes	$5,020,944
New note issued to shareholder for services	121,327
Warrants Purchase Notes	350,000
$5,492,271

Original						Default	Accrued
New Note	Issue		Default	$ Amount	Interest	Interest	Default
Amounts	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000	December, 2013	12/31/2014	No	-	None	None	-
$25,000	January, 2013	12/31/2014	No	-	None	None	-
$5,492,271	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000	February, 2013	12/31/2014	No	-	None	None	-
$25,000	March, 2013	12/31/2014	No	-	None	None	-
$25,000	April, 2013	12/31/2014	No	-	None	None	-
$25,000	May, 2013	12/31/2014	No	-	None	None	-
$25,000	June, 2013	12/31/2014	No	-	None	None	-
$37,000	June, 2013	6/7/2014	No	-	None	None	-

$5,704,271

SHORT-TERM BRIDGE LOANS (a)

$60,000	April 14, 2008	Past due	Yes	$60,000		15%	$37,126
$55,000	August 5, 2008	Past due	Yes	$55,000		15%	$50,655
$115,000	Total amount past due			$115,000			$87,781

(a)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

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

As of June 30, 2013, we had total shareholders’ deficit of $16,483,597 and a working capital deficit of $7,070,075, compared to a total shareholders’ deficit of $16,594,200 and a working capital deficit of $7,182,088 at March 31, 2013. Cash and cash equivalents were $36,067 as of June 30, 2013 as compared to $7,415 at March 31, 2013. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

CERTAIN BUSINESS RISKS (continued):

At June 30, 2013, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At June 30, 2013, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder. The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,610,135 in principal face value at June 30, 2013. Although we have been able to extend the maturity dates of most of these convertible notes to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%.  As of June 30, 2013, we are not in default in our convertible notes payable as maturity dates range from June 7, 2014 through February 21, 2015.

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

Our results of operations may be impacted in various ways by the introduction of new products, even if they are successful, including the following:

-	sales of new products could adversely impact sales of existing products:

-
we may incur higher cost of goods sold and selling, general and administrative expensesin the periods when we introduce new products due to increase costs associated with the introduction and marketing of  new products, most of which are expensed as incurred;

-	and when we introduce new platforms and bottle sizes, we may experience increasedfreight and logistics costs as our co-packers adjust their facilities for the new products.

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement shall automatically renew for consecutive one (1) year periods (next renewal date of December 16, 2013) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period.  Our dependence on one co-packer puts us at substantial risk in our operations.  If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all.  Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

-
if any of those co-packers were to terminate our co-packing arrangements or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements;

-	and our business reputation would be adversely affected in any of the co-packers were to produce inferior quality products.

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

There is currently a limited public market for our common stock. Our common stock has been listed for trading on the OTC Bulletin Board (the “OTCBB”). We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value and may not be indicative of the market price for the shares in the future.In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

-  price and volume fluctuations in the stock markets;

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CERTAIN BUSINESS RISKS (continued):

-  changes in our revenues and earnings or other variations in operating results;
-  any shortfall in revenue or increase in losses from levels expected by us or securities analysts;
-  changes in regulatory policies or law;
-  operating performance of companies comparable to us;
-  and general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for it or might otherwise receive than if a broad public market existed.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2013, we had issued and outstanding options and warrants that may be exercised into 56,438 (after the reverse stock split) shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $5,610,135 and accrued interest payable of $1,065,105 which together may be converted into 177,653,054 (after reverse stock split) shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $10.00 (after reverse stock split) per share.  The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 24,675,773 (after reverse stock split) shares of common stock outstanding as of June 30, 2013 of which 24,645,195 (after reverse stock split) shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,610,135 which may be converted into 149,250,267 (after reverse stock split) shares of common stock.  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on January 30, 2013 approved the increase of our authorized shares from five billion to twenty billion.  On June 14, 2013, the Company approved a reverse stock split of 1-500 shares of common stock that became effective for trading on July 1, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2013. Management concluded that control deficiencies existed as of March 31, 2013 that constituted material weaknesses, as described below.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2013, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION (continued)

Item 1.   Legal Proceedings (continued)

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

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the state of Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services.  The claim is for $2,106 plus interest and legal costs.  This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. This amount was recorded on our records.  A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095.  On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount.  Current outstanding balance is $2,438. No other payments have been paid.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2013, the Company issued a total of 6,261,227 (after reverse stock split) shares of common stock for the conversions of $159,655 of principal of convertible notes payable and $75,141 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3.   Defaults on Senior Securities

As of June 30, 2013, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and will extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

Item 4.   Mine Safety Disclosures - None

Item 5.   Other Information

See Note 10 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6. –	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith

(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(1)(iv(2))	Certificate of Amendment to the Certificate of Incorporation	(27)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(30)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred	(26)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c)	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)

(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with previous Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian) (19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)

(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(23)
(10)(69)	Promissory Notes June, 2012	(23)
(10)(70)	First Amendment to Lease Agreement May 31, 2012	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(76)	Form of Registration Rights Agreement dated August 31, 2012	(29)
(10)(77)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(78)	Extension Agreement Dated September 30, 2012	(25)
(10)(79)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(80)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued February 22, 2012 (25)
(10)(81)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(82)	Promissory Note November 1, 2012	(25)
(10)(83)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued February 22, 2012 (25)
(10)(84)	Assignment and Escrow Agreement dated November 28, 2012	(29)
(10)(85)	Promissory Note December 1, 2012	(32)
(10)(86)	Assignment and Escrow Agreement dated December 13, 2012	(29)
(10)(87)	Promissory Note January 1, 2013	(32)
(10)(88)	Assignment and Escrow Agreement date January 8, 2013	(32)
(10)(89)	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock January 9, 2013	(29)
(10)(90)	Submission of Matters to a Vote of Security Holders to Approve Increase in Authorized Shares for Common Stock to Twenty Billion Shares and to Decrease Par Value of Common Stock and Preferred Stock from $.001 to $.00001 plus Ratification of the 2013 Equity Incentive Plan- January 29, 2013	(28)
(10)(91)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(29)
(10)(92)	Promissory Note February 1, 2013	(32)
(10)(93)	Form of New Office Lease Agreement, Commencing February 1, 2013	(28)
(10)(94)	Allonge No.4 dated December 6, 2012 to Secured Note Issued February 22, 2012 (29)	(29)
(10)(95)	Allonge No.5 dated December 13, 2012 to Secured Note Issued February 22, 2012 (29)	(29)
(10)(96)	Allonge No. 6 dated January 14, 2013 to Secured Note Issued February 22, 2012	(29)
(10)(97)	Allonge No. 7 dated February 15, 2013 to Secured Note Issued February 22, 2012 (29)	(29)
(10)(98)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(99)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013	(32)
(10)(100)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013	(32)
(10)(101)	Form of Consolidated Note at February 21, 2013	(32)
(10)(102)	Convertible Note for Services Provided at February 21, 2013	(32)
(10)(103)	Promissory Note March 1, 2013	(32)
(10)(104)	Promissory Note April 1, 2013	(32)
(10)(105)	Assignment and Escrow Agreement April 9, 2013	(32)
(10)(106)	Reserved for possible future use (no document filed)
(10)(107)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that Approved the Amendment of the Company’s Certificate of Incorporation to Effect a Reverse Stock Split of a ratio of One-For-500 Subject to Regulatory Approval. (to be effective July 1, 2013)	(31)
(10)(108)	Promissory Note May 1, 2013	(32)
(10)(109)	Promissory Note June 1, 2013	(32)
(10)(110)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(111)	Assignment and Escrow Agreement June 5, 2013	(32)
(10)(112)	Promissory Note June 7, 2013	(32)

(10)(113)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(114)	Promissory Note July 1, 2013	(32)
(10)(115)	Debt amendments for extension of maturity dates to December 31, 2014	(32)
(10)(116)	Allonge No. 11 dated July 23, 2013 to Secured Note Issued February 22, 2012		X
(10)(117)	Promissory Note August 1, 2013		X
(10)(118)	Allonge No. 12 dated August 8, 2013 to Secured Note Issued February 22, 2012		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a(1)4 (a)/ 15d(1)4 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

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
(28) previously filed with the Commission on January 30, 2013 as an item and exhibit to Form 8-K (SEC Accession No. 0001213900-13-000407)
(29) previously filed with the Commission on February 19 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-000797)
(30) previously filed with the Commission on May 14, 2013 as Appendix A Definitive 14C (SEC Accession No. 0001213900-13-002476)
(31) previously filed with the Commission on July 1, 2013 as a Form 8-K (SEC Accession No. 0001213900-13-003367)
(32) previously filed with the Commission on  July 15, 2013 as an exhibit to Form 10-K (SEC Accession No. 0001213900-13-003610)

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

ATTITUDE DRINKS INCORPORATED (Registrant) Date: August 19, 2013

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer