Form 10-K/A
period 2013-03-31
Attitude Drinks Inc.
filed 2014-01-30
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This amendment  Number 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on July 15, 2013.  The Registrant is filing the amendment for the purpose of correcting our valuators’ use of an incorrect interest rate and conversion rate for our non-cash convertible notes payable liability and applicable expense calculations as well as using a different lattice valuation model for the changes in the language of the new consolidated exchange notes that were issued February 21, 2013

Items 7, 8, and 15 of the March 31, 2013 Form 10-K are the only portions of this Form 10-K being amended and restated by this Amendment No. 1.  The Company has not otherwise modified or updated disclosures presented in this March 31, 2013 Form 10-K except to reflect the effects of the restatements.  This Amendment No. 1 does not reflect events occurring after the original filing date of the March 31, 2013 Form 10-K on July 15, 2013 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements.  Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the March 31, 2013 Form 10-K.  Accordingly this Amendment No. 1 should be read in conjunction with the March 31, 2013 Form 10-K and the Company’s filings with the SEC subsequent to the filing of the March 31, 2013 Form 10-K.  The Company will also file an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 regarding the above-described non-cash accounting errors.

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

The state of Delaware approved on January 30, 2013 the increase in our authorized shares of common stock from five billion (5,000,000,000) to twenty billion (20,000,000,000). As such, we are reflecting the twenty billion numbers in our financial statements for the year ended March 31, 2013.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2013, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency   risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.  However, in the past, we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative for all of our previous convertible notes up to February 21, 2013 when we issued new consolidated exchange convertible notes under different terms and language.  We believed that fair value measurement of the hybrid convertible promissory notes arising from our various financing arrangements provided a more meaningful presentation of that financial instrument; however, as just previously mentioned, on February 21, 2013, we consolidated all the past outstanding convertible notes into new consolidated exchange notes that contained different language and eliminated many of the toxic elements listed in the old convertible notes.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values.  In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in them, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution   and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes.   After consulting with a new outside valuation firm, we found that many companies are using other valuation models, primarily the lattice model to bifurcate the derivative and record the derivatives at fair value.  We elected to use this new valuation model for the new consolidated notes because that model would value all convertible notes based on a probability weighted scenario model and future projections of the various potential outcomes on all assumptions, observable inputs and inherent valuation of risk, The embedded derivatives that were analyzed and incorporated into our model included the conversion feature with the variable market based conversion and the default provisions.  This lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.).  Projections were then made on these underlying factors which led to a set of potential scenarios.  Probabilities were assigned to each of these scenarios based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the 2 year 4% instrument without the embedded derivatives, thus determining a value for the compound embedded derivatives at the point of issue.   These derivative liabilities need to be marked-to-market each reporting period with the change in fair value to be recorded in the profit/loss statement.  Fair value is defined as the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from inception through March 31, 2013:

		Inception through March 31, 2013

Our financing arrangements giving rise to derivative instruments and the income effects:
Day-one derivative losses:

$600,000	Original Face Value Convertible Note Financing	$(2,534,178)
$500,000	Original Face Value Convertible Note Financing	(899,305)
$100,000	Original Face Value Convertible Note Financing	(1,285,570)
$55,000	Original Face Value Short Term Bridge Loan Financing	(12,700)
$120,000	Original Face Value Convertible Note Financing	(72,251)
$60,000	Original Face Value Convertible Note Financing	(38,542)
$200,000	Original Face Value Convertible Note Financing	(119,136)
$27,778	Original Face Value Convertible Note Financing	(6,378)
$161,111	Original Face Value Convertible Note Financing	(45,846)
$111,112	Original Face Value Convertible Note Financing	(185,657)
$50,000	Original Face Value Convertible Note Financing	(182,843)
$55,000	Original Face Value Convertible Note Financing	(80,135)
$137,500	Original Face Value Convertible Note Financing	(1,023,463)
$55,000	Original Face Value Convertible Note Financing	(55,641)
$400,000	Original Face Value Convertible Note Financing	(730,079)
$600,000	Original Face Value Convertible Note Financing	(1,420,653)
$221,937	Original Face Value Convertible Note Financing	(295,144)
$500,000	Original Face Value Convertible Note Financing	(288,718)
$1,000,000	Original Face Value Convertible Note Financing	(1,215,164)
$200,000	Original Face Value Convertible Note Financing	(79,082)
$137,783	Original Face Value Convertible Note Financing	(5,357)
$25,000	Original Face Value Convertible Note Financing	(12,879)
Total day-one derivative losses		$(10,588,721)

		Inception through March 31, 2013
Derivative income (expense):

$600,000	Original Face Value Convertible Note Financing	$3,315,487
$500,000	Original Face Value Convertible Note Financing	1,661,412
$100,000	Original Face Value Convertible Note Financing	1,164,080
$120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$120,000	Original Face Value Short Term Bridge Loan Financing	213,769
$60,000	Original Face Value Short Term Bridge Loan Financing	106,916
$33,000	Original Face Value Short Term Bridge Loan Financing	58,786
$55,000	Original Face Value Short Term Bridge Loan Financing	63,162
$243,333	Original Face Value Convertible Note Financing	134,424
$60,833	Original Face Value Convertible Note Financing	6,602
$120,000	Original Face Value Convertible Note Financing	41,280
$60,000	Original Face Value Convertible Note Financing	27,479
$200,000	Original Face Value Convertible Note Financing	112,499
$161,111	Original Face Value Convertible Note Financing	148,494
$50,000	Original Face Value Convertible Note Financing	45,417
$55,000	Original Face Value Convertible Note Financing	48,958
$137,500	Original Face Value Convertible Note Financing	304,219
$55,000	Original Face Value Convertible Note Financing	2,532
$900,000	Original Face Value Convertible Note Financing	65,200
$400,000	Original Face Value Convertible Note Financing	317,515
$600,000	Original Face Value Convertible Note Financing	791,332
$221,937	Original Face Value Convertible Note Financing	122,268
$500,000	Original Face Value Convertible Note Financing	122,251
$1,000,000	Original Face Value Convertible Note Financing	112,272
$5,492,217	Restructured Previous Convertible Note Financing	(455,777)
Total income arising from fair value adjustments		$8,744,346

Total derivative expense from inception		$(1,844,375)

		Inception through March 31, 2013
Interest income (expense) from instruments recorded at fair value:

$600,000	Original Face Value Convertible Note Financing	$(832,752)
$500,000	Original Face Value Convertible Note Financing	(926,144)
$100,000	Original Face Value Convertible Note Financing	(145,046)
$312,000	Original Face Value Convertible Note Financing	(1,042,604)
$120,000	Original Face Value Convertible Note Financing	(206,921)
$5,000	Original Face Value Convertible Note Financing	(8,753)
$5,000	Original Face Value Convertible Note Financing	(3,190)
$60,000	Original Face Value Convertible Note Financing	(54,316)
$70,834	Original Face Value Convertible Note Financing	(94,691)
$200,000	Original Face Value Convertible Note Financing	(135,642)
$27,778	Original Face Value Convertible Note Financing	(13,394)
$161,111	Original Face Value Convertible Note Financing	(133,909)
$111,112	Original Face Value Convertible Note Financing	(87,826)
$507,500	Original Face Value Convertible Note Financing	(514,346)
$50,000	Original Face Value Convertible Note Financing	48,542
$55,000	Original Face Value Convertible Note Financing	(169,458)
$137,500	Original Face Value Convertible Note Financing	254,125
$100,000	Original Face Value Convertible Note Financing	(25,034)
$900,000	Original Face Value Convertible Note Financing	(187,769)
$55,000	Original Face Value Convertible Note Financing	(147,526)
$400,000	Original Face Value Convertible Note Financing	(682,964)
$600,000	Original Face Value Convertible Note Financing	(1,242,755)
$221,937	Original Face Value Convertible Note Financing	(1,306,829)
$500,000	Original Face Value Convertible Note Financing	(894,217)
$1,000,000	Original Face Value Convertible Note Financing	(3,765,838)
$172,211	Original Face Value Convertible Note Financing	(529,028)
$75,000	Original Face Value Convertible Note Financing	(129,252)
$200,000	Original Face Value Convertible Note Financing	(107,143)
$137,783	Original Face Value Convertible Note Financing	(193,621)
$128,750	Original Face Value Convertible Note Financing	(28,788)
$5,492,217	Restructrued Previous Covertible Note Financing	3,060,862

Total expense arising from fair value adjustments		$(10,246,227)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2013 and the twelve months ended March 31, 2012.

		Twelve Months Ended March 31, 2013	Twelve Months Ended March 31, 2012
Our financing arrangements giving rise to derivative financial instruments and the income effects:
Derivative income (expense):

$600,000	Original Face Value Convertible Note Financing	$3,913	$18,337
$500,000	Original Face Value Convertible Note Financing	2,964	13,891
$100,000	Original Face Value Convertible Note Financing	593	2,779
$120,000	Original Face Value Short Term Bridge Loan Financing	-	101
$120,000	Original Face Value Short Term Bridge Loan Financing	-	101
$60,000	Original Face Value Short Term Bridge Loan Financing	31	50
$33,000	Original Face Value Short Term Bridge Loan Financing	-	28
$55,000	Original Face Value Short Term Bridge Loan Financing	-	6
$120,000	Original Face Value Convertible Note Financing	241	1,186
$60,000	Original Face Value Convertible Note Financing	121	593
$200,000	Original Face Value Convertible Note Financing	837	4,119
$161,111	Original Face Value Convertible Note Financing	674	3,318
$50,000	Original Face Value Convertible Note Financing	209	1,030
$55,000	Original Face Value Convertible Note Financing	209	1,030
$137,500	Original Face Value Convertible Note Financing	575	2,832
$55,000	Original Face Value Convertible Note Financing	230	1,133
$900,000	Original Face Value Convertible Note Financing	113,810	560,148
$400,000	Original Face Value Convertible Note Financing	31,102	157,071
$600,000	Original Face Value Convertible Note Financing	78,278	456,044
$221,937	Original Face Value Convertible Note Financing	44,502	77,766
$500,000	Original Face Value Convertible Note Financing	57,528	64,723
$1,000,000	Original Face Value Convertible Note Financing	76,042	36,229
$5,492,227	Restructrued Previous Covertible Note Financing	(455,777)	-
Total derivative income (expense) arising from fair value adjustments		(43,918)	1,402,515
Day-one derivative losses		(97,317)	(1,799,027)
Total derivative income (expense)		$(141,235)	$(396,512)

		Twelve Months	Twelve Months
		Ended	Ended
		March 31, 2013	March 31, 2012
Interest income (expense) from instruments recorded at fair value:
$600,000	Original Face Value Convertible Note Financing	$-	$(334,764)
$500,000	Original Face Value Convertible Note Financing	(308,977)	22,502
$312,000	Original Face Value Convertible Note Financing	(8,818)	(75,181)
$120,000	Original Face Value Short Term Bridge Loan Financing	(17,060)	(90,383)
$5,000	Original Face Value Short Term Bridge Loan Financing	(3,086)	700
$5,000	Original Face Value Short Term Bridge Loan Financing	-	955
$60,000	Original Face Value Convertible Note Financing	(37,024)	32,393
$70,834	Original Face Value Convertible Note Financing	(74,212)	38,242
$27,778	Original Face Value Convertible Note Financing	(23,656)	22,357
$200,000	Original Face Value Convertible Note Financing	(85,162)	116,037
$111,112	Original Face Value Convertible Note Financing	(29,847)	(24,656)
$161,111	Original Face Value Convertible Note Financing	(68,604)	284,241
$507,500	Original Face Value Convertible Note Financing	75,732	(391,426)
$50,000	Original Face Value Convertible Note Financing	(18,601)	100,922
$55,000	Original Face Value Convertible Note Financing	66,773	(84,077)
$137,500	Original Face Value Convertible Note Financing	86,827	(80,516)
$100,000	Original Face Value Convertible Note Financing	(16,822)	(11,041)
$55,000	Original Face Value Convertible Note Financing	66,773	(84,076)
$900,000	Original Face Value Convertible Note Financing	(187,770)	-
$400,000	Original Face Value Convertible Note Financing	(290,889)	(476,520)
$600,000	Original Face Value Convertible Note Financing	(456,547)	(1,056,806)
$221,937	Original Face Value Convertible Note Financing	(308,917)	(997,913)
$500,000	Original Face Value Convertible Note Financing	(739,736)	(154,481)
$1,000,000	Original Face Value Convertible Note Financing	(4,718,641)	375,103
$172,211	Original Face Value Convertible Note Financing	(228,066)	(300,962)
$75,000	Original Face Value Convertible Note Financing	(129,252)	-
$200,000	Original Face Value Convertible Note Financing	(107,143)	-
$137,783	Original Face Value Convertible Note Financing	(193,621)	-
$25,000	Original Face Value Convertible Note Financing	(28,788)	-
$5,492,217	Restructrued Previous Convertible Note Financing	10,890,649	-

Total interst income (expense) arising from fair value adjustments		3,105,515	(3,169,350)
Other interest expense		(787,320)	(729,078)
Interest income (expense) and other financing costs		$2,318,195	$(3,898,428)

The following tables summarize the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value for the three months ended March 31, 2013 and the three months ended March 31, 2012.

		Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Our financing arrangements giving rise to derivative financial instruments and the income effects:
Derivative income (expense):

$600,000	Face Value Convertible Note Financing	$136	$(2,654)
$500,000	Face Value Convertible Note Financing	113	(2,010)
$100,000	Face Value Convertible Note Financing	23	(402)
$120,000	Face Value Short Term Bridge Loan Financing	(16)	(8)
$120,000	Face Value Short Term Bridge Loan Financing	(16)	(8)
$60,000	Face Value Short Term Bridge Loan Financing	31	(4)
$33,000	Face Value Short Term Bridge Loan Financing	-	(3)
$120,000	Face Value Convertible Note Financing	11	(159)
$60,000	Face Value Convertible Note Financing	5	(80)
$200,000	Face Value Convertible Note Financing	37	(554)
$161,111	Face Value Convertible Note Financing	29	(446)
$50,000	Face Value Convertible Note Financing	9	(138)
$55,000	Face Value Convertible Note Financing	9	(138)
$137,500	Face Value Convertible Note Financing	25	(380)
$55,000	Face Value Convertible Note Financing	10	(152)
$900,000	Face Value Convertible Note Financing	4,978	(75,283)
$400,000	Face Value Convertible Note Financing	1,955	(20,340)
$600,000	Face Value Convertible Note Financing	5,517	(58,471)
$221,937	Face Value Convertible Note Financing	2,108	(28,859)
$500,000	Face Value Convertible Note Financing	3,892	(37,896)
$1,000,000	Face Value Convertible Note Financing	4,345	36,230
$5,492,217	Restructrued Previous Convertible Note Financing	(455,777)	-
	Day-one derivative expense	-	(1,215,165)
Total derivative income (expense) arising from fair value adjustments		$(432,576)	$(1,406,920)

		Three Months	Three Months
		Ended	Ended
		March 31, 2013	March 31, 2012
Interest income (expense) from instruments recorded at fair value:
$600,000	Face Value Convertible Note Financing	$-	$(363,579)
$500,000	Face Value Convertible Note Financing	(6,804)	(66,882)
$312,000	Face Value Convertible Note Financing	(1,974)	(79,070)
$120,000	Face Value Convertible Note Financing	(13,845)	(155,902)
$5,000	Face Value Convertible Note Financing	(145)	(2,030)
$5,000	Face Value Convertible Note Financing	-	(1,775)
$60,000	Face Value Convertible Note Financing	(1,733)	(368)
$70,834	Face Value Convertible Note Financing	(32,549)	(433)
$27,778	Face Value Convertible Note Financing	(1,912)	13,529
$200,000	Face Value Convertible Note Financing	(6,883)	48,704
$111,112	Face Value Convertible Note Financing	(17,484)	(49,778)
$161,111	Face Value Convertible Note Financing	(5,546)	39,235
$507,500	Face Value Convertible Note Financing	(37,862)	(474,593)
$50,000	Face Value Convertible Note Financing	(1,292)	6,924
$55,000	Face Value Convertible Note Financing	15,570	(212,084)
$137,500	Face Value Convertible Note Financing	20,245	(275,786)
$100,000	Face Value Convertible Note Financing	(4,191)	(35,230)
$55,000	Face Value Convertible Note Financing	15,570	(212,084)
$900,000	Face Value Convertible Note Financing	(99,552)	-
$400,000	Face Value Convertible Note Financing	(270,134)	(177,665)
$600,000	Face Value Convertible Note Financing	(419,590)	(835,101)
$221,937	Face Value Convertible Note Financing	(2,193)	(899,307)
$500,000	Face Value Convertible Note Financing	(629,476)	30,038
$1,000,000	Face Value Convertible Note Financing	(3,134,873)	375,103
$172,211	Face Value Convertible Note Financing	(225,456)	(300,962)
$75,000	Face Value Convertible Note Financing	(154,762)	-
$200,000	Face Value Convertible Note Financing	(93,750)	-
$137,783	Face Value Convertible Note Financing	3,279	-
$25,000	Face Value Convertible Note Financing	(35,417)	-
$5,492,217	Face Value Convertible Note Financing (a)	10,890,649	-

Total interest income (expense) arising from fair value adjustments		5,747,890	(3,629,096)
Other interest expense		(763,795)	(540,464)
Interest income (expense) and other financing costs		$4,984,095	$(4,169,560)

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

Loss on extinguishment of debt
We recorded a loss on extinguishment of debt for the fiscal year ended March 31, 2013 for $2,838,522 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts, especially for the consolidation of various previous note financings into one set of notes with same terms and a new extension of the due dates to February 21, 2015.  There was no loss on extinguishment of debt for the fiscal year ended March 31, 2012 due to no term modifications of existing debt instruments.

Interest and Other Financing Costs:
We recorded interest income for the fiscal year ended March 31, 2013 for $2,318,195 and interest expense for $3,898,428 for the year ended March 31, 2012 in connection with our debt obligations at interest rates from 4% to 15%.  The change of $6,216,623 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $513,301 for the year ended March 31, 2013 with the July 2010, January 2011, March 2011, June 2011 debt exchange into a convertible note financing, July 2011 and February 2012 convertible note financings as well as $365,127 with the July, 2010, January, 2011 and March, 2011 convertible note financings for the year ended March 31, 2012.

Net Loss
We reported a net loss for the year ended March 31, 2013 of $3,025,279 and a net loss of $6,149,343 for the year ended March 31, 2012.  The majority of the expenses for the year ended March 31, 2013 related to salary related costs, marketing and promotion costs for promotion of our Phase III® Recovery drink, consulting fees, professional and legal fees and recognition of a loss on extinguishment of debt for the modification of our convertible debts.  Most of the costs incurred in the prior year ended March 31, 2012 related to salary related costs, marketing and promotion costs for introduction and promotion of our Phase III® Recovery drink, professional and legal fees and investor relations costs included in other overhead expenses. The net loss for March 31, 2012 was due to the recognition of derivative expense and interest expense reflecting the changes in the fair value of the convertible debts. As a result, our current revenue volume was not sufficient to recover all of our operating expenses.  We expect that both our revenues and expenses will increase in the next fiscal year, new products will be developed and sold as well as the expectation of certain cost containment programs that will be based on incremental increased unit sales such as shipping of full truck loads of products, lower product production costs, etc.

Loss per Common Share Applicable to Common Stockholders
The Company’s basic and diluted loss per common share applicable to common stockholders for the period ended March 31, 2013 was $(.00)/$(.56) (before and after the reverse stock split), and the basic and diluted loss per common share for the period ended March 31, 2012 was $(0.03)/$(13.65) (before and after the reverse stock split).  Because the Company experienced a net loss for the period ended March 31, 2013, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2013 and 2012 were 2,687,047,797/5,374,096 and 225,250,685/450,501, (before and after reverse stock split) respectively for the basic and diluted loss calculation.

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

For the year ended March 31, 2013, we reported a net loss of $3,025,279 which was offset by recording the fair value income adjustment of the convertible notes for $3,105,515, derivative expense of $141,235, loss on debt extinguishment for $2,838,522, recording of $99,504 for compensatory stock and changes in accounts payable and accrued expenses for $752,947. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs.  Cash used by investing activities were attributed mainly to the purchase of a company vehicle.  Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for proceeds of $1,200,000.

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

As of March 30, 2013, we had total shareholders’ deficit of $12,855,297 and a working capital deficit of $12,264,236, compared to a total shareholders’ deficit of $14,018,894 and a working capital deficit of $8,743,079 at March 31, 2012. Cash and cash equivalents were $7,415 as of March 31, 2013 as compared to $132,120 at March 31, 2012. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2013 and 2012 are contained on Pages F-1 to F-59 which follows.

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

ATTITUDE DRINKS INCORPORATED
(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: January 30, 2014	By:	/s/ Roy G. Warren
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
Palm Beach Gardens, Florida

We have audited the accompanying consolidated balance sheet of Attitude Drinks Incorporated and subsidiary (the Company) as of March 31, 2013, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated and subsidiary as of March 31, 2013, and the results of their operations and cash flows for the year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the Company restated its 2013 consolidated financial statements in order to correct errors.

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
January 23, 2014

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

/s/ Meeks International, LLC

Tampa, Florida
July 9, 2013

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31, 2013	March 31, 2012
	(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,415	$132,120
Accounts receivable less allowance for doubtful accounts of $16,007 and $817
at March 31, 2013 and March 31, 2012, respectively	27,092	43,895
Inventories	101,721	258,496
Prepaid expenses	25,110	53,385
TOTAL CURRENT ASSETS	161,338	487,896

FIXED ASSETS, NET	28,858	24,653

OTHER ASSETS:
Trademarks, net	4,786	25,280
Deposits and other	5,896	20,996
TOTAL OTHER ASSETS	10,682	46,276

TOTAL ASSETS	$200,878	$558,825

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,632,378	$1,685,120
Accrued liabilities	5,008,571	4,165,800
Derivative liabilities	5,232,150	423,262
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	100,000	2,726,657
Non-convertible notes payable	316,012	86,012
Deferred revenue	-	7,661
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,425,574	9,230,975

NON-CURRENT LIABILITIES:
Convertible notes payable	5,310,290	5,346,744
Less: Discount on convertible notes payable	(4,679,689)	-
CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	630,601	5,346,744

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share,
20,000,000 shares authorized, 9,000,051 and 9,000,000 shares issued and
outstanding at March 31, 2013 and March 31, 2012, respectively	90	9,000
Common stock, par value $0.00001, 20,000,000,000 and 1,000,000 shares authorized, 18,414,546 and 1,708,096 shares issued and outstanding
at March 31, 2013 and March 31, 2012, respectively (Note 14)	184	17
Additional paid-in capital	18,686,258	14,488,639
Deficit accumulated	(31,541,829)	(28,516,550)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,855,297)	(14,018,894)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$200,878	$558,825

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(restated)
REVENUES:
Net revenues	$389,817	$376,437
Product and shipping costs	(355,832)	(318,737)
GROSS PROFIT	33,985	57,700

OPERATING EXPENSES:
Salaries, taxes and employee benefits	1,220,287	535,690
Marketing and promotion	205,036	461,272
Consulting fees	202,111	82,645
Professional and legal fees	247,082	228,799
Travel and entertainment	58,198	47,308
Product development costs	2,425	2,074
Stock compensation expense	99,504	165,068
Other operating expenses	362,861	374,902
Total Operating Expenses	2,397,504	1,897,758

LOSS FROM OPERATIONS	(2,363,519)	(1,840,058)

OTHER INCOME (EXPENSE):
Derivative expense	(141,235)	(396,512)
Loss on extinguishment of debt	(2,838,522)	-
Loss on asset abandonment	(198)	(14,345)
Interest and other financing costs	2,318,195	(3,898,428)
Total Other Income (Expense)	(661,760)	(4,309,285)

LOSS BEFORE PROVISION
FOR INCOME TAXES	(3,025,279)	(6,149,343)

Provision for income taxes	-	-

NET LOSS	$(3,025,279)	$(6,149,343)

Basic loss per common share	$(0.56)	$(13.65)

Diluted loss per common share	$(0.56)	$(13.65)

Weighted average common shares
outstanding - basic	5,374,096	450,501

Weighted average common shares
outstanding - diluted	5,374,096	450,501

Basic and diluted loss per share has been restated for the 1 for 500 reverse stock split as well as the weighted average common shares

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
(restated for the year ended March 31, 2013)

	Preferred		Common		Additional
	Stock		Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2011	9,000,000	$9,000	65,956,004	$65,956	$8,076,992	$(22,367,207)	$(14,215,259)

Conversions of debt to
common stock	-	-	783,777,763	783,778	5,568,698	-	$6,352,476
Issuance of common
stock for services	-	-	(685,815)	(686)	(31,915)	-	$(32,601)
Issuance of stock options	-	-	-	-	12,656		$12,656
Finders' fees for financing	-	-	5,000,000	5,000	8,177	-	$13,177
Net loss	-	-	-	-	-	(6,149,343)	$(6,149,343)
Balance, March 31, 2012	9,000,000	$9,000	854,047,952	$854,048	$13,634,608	$(28,516,550)	$(14,018,894)

Conversions of debt to
common stock	-	-	8,348,275,282	8,348,275	(4,258,399)	-	$4,089,876
Issuance of common
stock for services	-	-	4,950,000	4,950	94,050	-	$99,000
Issuance of Series A-1
Preferred Stock	51	-	-	-	-	-	$-
Reclass for reverse stock split	-	-	(9,188,858,688)	(91,889)	91,889	-	$-
Reduction of par value to $.00001	-	(8,910)	-	(9,115,200)	9,124,110	-	$-
Net loss	-	-	-	-	-	(3,025,279)	$(3,025,279)
Balance, March 31, 2013 restated	9,000,051	$90	18,414,546	$184	$18,686,258	$(31,541,829)	$(12,855,297)

Certain totals for the March 31, 2013 have been restated for the 1 for 500 reverse stock split

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(restated)
CASH FLOWS (USED) BY OPERATING ACTIVITIES:
Net/loss	$(3,025,279)	$(6,149,343)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,118	6,831
Compensatory stock and warrants	99,504	165,068
Issuance of convertible notes for past due services	325,000
Bad debt expense	15,190	817
Derivative expense/(income)	141,235	396,512
Fair value adjustment of convertible note	(3,105,515)	3,169,350
Loss on debt extinguishment	2,838,522	-
Amortization of debt discount	513,301	365,127
Loss on disposal of fixed assets	198	14,345
Changes in operating assets and liabilities:
Accounts receivable	1,613	(7,454)
Prepaid expenses and other assets	43,375	271
Inventories	156,775	(178,301)
Deferred revenue	(7,661)	(11,274)
Accounts payable and accrued liabilities	752,947	642,836
Net cash (used) in operating activities	(1,223,677)	(1,585,215)

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
Purchase of equipment	(10,902)	(16,002)
Trademarks	(126)	-
Net cash used in investing activities	(11,028)	(16,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	950,000	1,325,000
Proceeds from short-term bridge loans payable	250,000	400,000
Repayment of notes	(90,000)	(225,000)
Net cash provided by financing activities	1,110,000	1,500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,705)	(101,217)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	132,120	233,337

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,415	$132,120

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2013	2012
	(restated)

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$3,451
Cash paid for taxes	$-	$-
Non-cash investing and financing activites:
Payment of financing fees with issuance of new notes payable	$325,000	$15,000
Payment of financing fees with common stock and warrants	$-	$146,559

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

The state of Delaware approved on January 30, 2013 the increase in our authorized shares of common stock from five billion (5,000,000,000) to twenty billion (20,000,000,000).  As such, we are reflecting the twenty billion numbers in our financial statements for the year ended March 31, 2013.

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

Note 2 – Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $31,541,829 and negative cash flows from operations and has a significant working capital deficiency in the amount of $12,264,236 at March 31, 2013. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2013/2014, the Company plans to file a registration statement to provide working capital as needed to increase operations and sales efficiencies through the need to implement sales and marketing programs to increase awareness of the Company’s products as well as to pay for slotting fees for certain retail channels of revenues. The Company plans to increase its sales, primarily by significantly increasing its sales force and partnering with new distributors, as well as offering new products in the next twelve months.  The Company’s margins are expected to improve as a result of increased sales, expected economies of scale due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads.  However, the Company expects to reduce its dependency on third party financing during the next twelve months.  There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability.  Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

Note 3 – Significant Accounting Policies (continued):

(i)       Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification  consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded is more akin to debt than equity.

Derivative financial instruments, as defined in the FASB Accounting Standards Codification, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets. Fair value represents the price at which the property would change hands between a hypothetical willing and able buyer and a hypothetical willing and able seller acting at arm’s length in an open and unrestricted market, when neither is under compulsion to buy or sell and when both have reasonable knowledge of the relevant facts.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements. However, in the past, we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believed that fair value measurement of the hybrid convertible promissory notes financing arrangements provided a more meaningful presentation of that financial instrument. At February 21, 2013, the Company consolidated all previous outstanding notes into a new consolidated note per debt holder as well as exchanged all applicable warrants through the issuance of new convertible notes. The language of the new convertible notes payable was changed which, based on input from an outside new valuation firm, required a new accounting treatment in which the embedded derivatives are separated from the debt host and recorded as derivative liabilities at fair value. These derivative liabilities will need to be marked-to market each quarter with the change in fair value recorded in the profit/loss statement. We used a lattice model that values the convertible notes based on a probability weighted scenario model and future projections of the various potential outcomes.  In sum, all embedded derivatives were bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.

Fair Value of Financial Instruments - Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

Pursuant to the requirements of the Fair Value Measurements and Disclosures Topic of the FASB Codification, the Company’s financial assets and liabilities measured at fair value on a recurring basis are classified and disclosed in one of the following three categories:

Level 1: Financial instruments with unadjusted quoted prices listed on active market exchanges.

Level 2: Financial instruments lacking unadjusted, quoted prices from active market exchanges, including over the counter traded financial instruments. The prices for the financial instruments are determined using prices for recently traded financial instruments with similar underlying terms as well as directly or indirectly observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Note 3 - Significant Accounting Policies (continued):

(i)       Financial Instrument (continued):

Level 3: Financial instruments that are not actively traded on a market exchange. This category includes situations where there is little, if any, market activity for the financial instrument. The prices are determined using significant unobservable inputs or valuation techniques.

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to a convertible note issued in the twelve months ended March 31, 2013, which are Level 3 and are further described below in note 6.

The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

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

Note 6 – Convertible Notes Payable:

During February 21, 2013, the debt holders of the convertible note payables agreed to surrender and convert their outstanding face value of convertible note payables for a total of $5,020,944 by entering into an exchange agreement with the Company to consolidate various convertible note issuances into one new consolidated note per debt holder.  These new notes superseded are previous terms of the previous notes and have a maturity date of February 21, 2015 with an interest rate of 4%.  All new notes have the same terms and a conversion price per share which shall be equal to seventy-five (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the Principal Market for the twenty days preceding a conversion date but in no event greater than $0.02$10.00 (before and after reverse stock split).  In addition, the holders of Series A warrants entered into a second exchange agreement also on February 21, 2013 whereas the warrant holders surrendered to the Company their total warrant holdings of 212,501,323/425,003 (before and after reverse stock split) Class A Common Stock Purchase Warrants through the issuance by the Company of a total of $350,000 in new convertible notes.  Both the $5,020,944 and $350,000 amounts were combined and issued into one new consolidated note to each applicable debt holder. No accrued interest payable amounts were added to these new notes. Any new convertible notes issued after this date (other than allonges) will not be included in these new consolidated notes.  Since these new consolidated notes contained new language as compared to the previous notes, we needed to use a different valuation model for applicable valuations, derivatives and fair market value.  In order to determine the fair market value, we analyzed the various securities agreements and exchange agreements, compared the Company to comparable companies to determine industry factors for volatility, growth and future financing, developed a lattice model that valued the convertible notes on a probability weighted scenario model  as well as future projections of the various potential outcomes and valued the convertible notes at issuance and at the end of the reporting period to account for the derivative liability.   Based on our analysis in determining the proper accounting treatment and valuation as set forth in the Statement of  Financial Accounting Standard ASC 820-10-35-37 (Fair Value in Financial Instruments), Statement of Financial Accounting Standard ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task (“EITF”) For Issue No. 00-10 and  EITF 07-05, the embedded derivatives will be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.  The single compound embedded derivative features valued include the variable conversion feature, and the value of these embedded derivatives for the convertible notes will be treated as a liability. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value to be recorded in the profit/loss statement.

Note 6 – Convertible Notes Payable (continued):

Convertible debt carrying values consist of the following:

		Fair Value Amounts
		March 31, 2013	March 31, 2012
$312,000	Convertible Note Financing (a)	$-	$31,201
$1,200,000	Convertible Note Financing (b)	$-	569,774
$243,333	Convertible Note Financing (c)	$-	292,000
$60,833	Convertible Note Financing (d)	$-	60,833
$20,000	Convertible Note Financing (c)	$-	20,000
$120,000	Convertible Note Financing (e)	$-	74,932
$5,000	Convertible Note Financing (e)	$-	11,964
$60,000	Convertible Note Financing (e)	$-	92,394
$70,835	Convertible Note Financing (e)	$-	109,689
$507,500	Convertible Note Financing (f)	$-	529,393
$200,000	Convertible Note Financing (e)	$-	79,372
$161,111	Convertible Note Financing (e)	$-	72,736
$27,778	Convertible Note Financing (e)	$-	23,894
$111,112	Convertible Note Financing (g)	$-	229,636
$50,000	Convertible Note Financing (e)	$-	26,122
$55,000	Convertible Note Financing (e)	$-	322,408
$137,500	Convertible Note Financing (e)	$-	404,494
$55,000	Convertible Note Financing (e)	$-	322,408
$100,000	Convertible Note Financing (h)	$-	38,829
$900,000	Convertible Note Financing (i)	$-	568,135
$400,000	Convertible Note Financing (j)	$-	415,335
$600,000	Convertible Note Financing (k)	$-	722,663
$221,937	Convertible Note Financing (l)	$-	132,508
$500,000	Convertible Note Financing (m)	$-	828,664
$59,359	Convertible Note Financing (n)	$-	59,359
$1,000,000	Convertible Note Financing (o)	$-	1,733,696
$172,211	Convertible Note Financing (p)	$-	300,962
$75,000	Convertible Note Financing (q)	$-	-
$125,000	Convertible Note Financing (r)	$-	-
$75,000	Convertible Note Financing (s)	$-	-
$137,783	Convertible Note Financing (t)	$-	-
$25,000	Convertible Note Financing (u)	$-	-
$5,492,271	Convertible Note Financing due February 21, 2015 (v), (1) (2)	$5,310,290	-
$25,000	Convertible Note Financing due May 31, 2013 (u)-(v), (3)	$25,000	-
$25,000	Convertible Note Financing due June 30, 2013 (u)-(v), (3)	$25,000	-
$25,000	Convertible Note Financing due July 31, 2013 (u)-(v), (3)	$25,000	-
$25,000	Convertible Note Financing due August 31, 2013 (u)-(v), (3)	$25,000	-
	Less discount on convertible notes (4)	$(4,679,689)
	Total convertible notes payable	$730,601	$8,073,401

Note 6 –  Convertible Notes Payable (continued):

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

(3)	Monthly retainer fee for $25,000 issued as a convertible note
(4)	The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

Long-term Convertible Debt Maturities:

Annual maturities of long-term convertible debt (face value) as of March 31, 2013 are as follows:

Years ending March 31,	Face value $ Amount	Fair Value $ Amount
2013	$-	$-
2014	100,000	250,000
2015	5,310,290	9,451,652
2016	-	-
2017	-	-
thereafter	-	-

Total long-term convertible debt, including current maturities	5,410,290	9,701,652

(a)	$312,000 convertible notes payable

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

As these notes were consolidated in February, 2013, no financial restatements are made for the reverse stock split. On July 15, 2010, we entered into a Subscription Agreement with a group of accredited investors.  Under this agreement, we agreed to sell up to $900,000 of our securities consisting of 10% convertible notes with a maturity date of July 15, 2012 and 65,999,999 Class A stock purchase warrants at an exercise price of $.035 with an expiration date of July 14, 2015. The conversion price for the convertible notes payable per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal Market for the ten trading days preceding a conversion date but in no event greater than $.08. On February 22, 2012, we entered into a Fifth Amendment and Consent Agreement as part of the February, 2012 financing in which the above $.08 conversion price was changed to $.02 as well as the exercise price of the warrants was changed from $.035 to $.02. These notes payable and warrants are subject to full ratchet anti-dilution protection if we sell shares or share-indexed financing instruments at less than those prices.  The conversion features were not afforded the exemption as conventional convertible, and the notes require liability classification under the FASB Accounting Standards Codification.  We chose to value the entire hybrid instruments at fair value.  The warrants issued in this financing arrangement did not meet the conditions for equity classification and are also required to be carried as a derivative liability, at fair value.  We estimate the fair value of the warrants on the inception dates, and subsequently, using the Black-Sholes Merton valuation technique, adjusted for dilution, because that technique embodies all of the assumptions (including volatility, expected terms, dilution and risk free rates) that are necessary to fair value freestanding warrants.  See also Note 9 – Derivative Liabilities. At inception, we allocated $156,000 as the valuation cost of the warrants (debt discount) against the gross proceeds of the $900,000 financing using the relative fair value method. We recorded a total debt discount of $171,600 (above $156,000 plus $15,600 for warrants issued to placement agent) in which we recorded $209,446 to capture the accretion of the debt discount from inception. Up until February 21, 2013, a total of $264,725 was converted into shares of common stock, resulting in an outstanding balance of $635,275 at March 31, 2012 plus $131,663 of accrued interest were converted into shares of common stock. On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holders. The remaining outstanding 56,666,666 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

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

As the debt has been fully paid, there is no restatement for the reverse stock split On November 3, 2011, we entered into a promissory note with conversion rights with outside legal counsel in the principal sum of $59,359, payable on or before May 5, 2012.  This note shall bear interest at the rate of five percent (5%) simple interest per annum until paid in full. At the option of the holder at the due date, all or any portion of the unpaid accrued interest and/or unpaid principal amount of this note shall be converted into newly issued shares of the Company’s common stock at the lesser of a conversion price per share equal to (1) the closing price reported on the primary trading market on the day prior to the conversion date or (2) the lowest conversion price for other convertible debt or securities issued by the Company with the ability to be converted or exercised on the Due Date. The conversion price in no event will be such an amount to trigger any conversion or exercise price reset or anti-dilution rights in existing convertible notes or other convertible securities on the Due Date. The holder may not convert any amount of the note into a number of shares of common stock which would result in beneficial ownership by the holder and its affiliates of more than 4.99% of the outstanding shares of common stock on such conversion date. The holder is not limited to aggregate conversions of 4.99%.   On May 29, 2012, a conversion for $50,000 in principal and on October 8, 2012 a conversion for the remaining principal balance  of $9,359 plus accrued interest for $1,926 were made for the issuance of shares of common stock, resulting in the note and applicable accrued interest to be fully paid as of December 31, 2012.

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

On February 21, 2013, the note holders surrendered their notes to the Company as part of the exchange agreements whereas the Company issued new consolidated notes with new terms and maturity date for the various previous outstanding notes held by the debt holder. The remaining outstanding 50,000,000 warrants were surrendered and cancelled through other exchange agreements via the issuance of new convertible notes by the Company to these debt holders.

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

On January 26, 2011, we entered into a promissory note with our previous landlord in the principal amount of $75,762.  This amount is due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance.  The default rate shall be a per annum interest rate equal to the maximum amount permitted by applicable law as we currently use 15%. Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, the previous landlord sold $20,000 of the promissory note to another accredited investor (see Note 6(u)) resulting in an outstanding amount of $55,762.  This new replacement $20,000 note shall have the same terms as the original note except this new note shall indicate that the note was originally issued to the Seller on January 26, 2011 and shall be convertible into the Company’s common stock, at any time at an initial conversion price per share equal to twenty five percent (25%) of the average of the lowest three (3) closing bid prices for the Company’s common stock during the ten (10) trading days immediately preceding a conversion date and shall have a limitation on conversion equal to 9.99% of the Company’s outstanding common stock. The buyer of this note converted the entire $20,000 into shares of common stock.

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

Note 9 – Derivative Liabilities:

Fair Value Measurement

Valuation Hierarchy

ASC 820, “Fair Value Measurements and Disclosures,” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2013:

		Fair Value Measurements at March 31, 2013
	Total Carrying Value at March 31, 2013	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion feature liability	$5,232,150	$–	$–	$5,232,150

The carrying amounts of cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to their short maturities. The Company measures the fair value of financial assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, who reports to the Principal Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Principal Financial Officer.

Level 3 Valuation Techniques

Level 3 financial liabilities consist of the conversion feature liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate. A significant decrease in the volatility or a significant decrease in the Company’s stock price, in isolation, would result in a significantly lower fair value measurement.

As of March 31, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

Note 9 – Derivative Liabilities (continued):

The following table summarizes the components of derivative liabilities as of March 31, 2013 and 2012:

Financing arrangement giving rise to derivative financial instruments		March 31,	March 31,
		2013	2012
$ 600,000	Face Value Convertible Note Financing	$-	$3,913
$ 500,000	Face Value Convertible Note Financing	-	2,964
$ 100,000	Face Value Convertible Note Financing	-	593
$ 120,000	Face Value Short Term Bridge Loan Financing	2	12
$ 120,000	Face Value Short Term Bridge Loan Financing	-	12
$ 60,000	Face Value Short Term Bridge Loan Financing	-	6
$ 33,000	Face Value Short Term Bridge Loan Financing	-	3
$ 120,000	Face Value Convertible Note Financing	-	241
$ 60,000	Face Value Convertible Note Financing	-	121
$ 200,000	Face Value Convertible Note Financing	-	837
$ 161,111	Face Value Convertible Note Financing	-	674
$ 50,000	Face Value Convertible Note Financing	-	209
$ 55,000	Face Value Convertible Note Financing	-	209
$ 137,500	Face Value Convertible Note Financing	-	575
$ 55,000	Face Value Convertible Note Financing	-	230
$ 900,000	Face Value Convertible Note Financing	-	113,810
$ 400,000	Face Value Convertible Note Financing	-	31,102
$ 600,000	Face Value Convertible Note Financing	-	89,678
$ 221,937	Face Value Convertible Note Financing	-	44,502
$ 500,000	Face Value Convertible Note Financing	-	57,528
$ 1,000,000	Face Value Convertible Note Financing	-	76,043
$ 100,000	Face Value Convertible Note Financing	22,462	-
$ 5,492,217	Restructured Previous Convertible Note Financing	$5,209,686	-
	Total derivative liabilities	$5,232,150	$423,262

Prior to February 21, 2013, we estimated fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution and exercise/conversion behaviors) that are necessary to fair value these more complex instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility. Since derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.  As of February 21, 2013, all warrants associated with convertible notes payable were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued new convertible notes payable to these debt holders for a total of $350,000.  Starting with the new consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

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

On February 21, 2012, we issued 13,000,000 shares of common stock pursuant to a conversion of October 2007 convertible notes for $30,576 at a conversion price of $.002352.

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

On March 23, 2012, we issued 10,000,000 shares of common stock pursuant to a conversion of February, 2008 convertible notes for $28,850 at a conversion price of $.002885.

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

Note 12 – Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2013 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of March 31, 2013 and 2012 are as follows:

	2013	2012
Net operating loss carryforwards	$5,814,628	$4,805,496
Compensatory stock and warrants	33,831	56,123
Accrued expenses that are deductible in future periods	25,483	26,630
Depreciation method differences	1,442	1,623
	5,875,384	4,889,872
Valuation allowances	(5,875,384)	(4,889,872)

Net deferred tax assets	$-	$-

As of March 31, 2013 the Company has a net tax operating loss of $17,102,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2013 and 2012:

	2013	2012
Benefit at federal statutory rate	-34.00%	-34.00%
Benefit at state rate, net of federal deficit	5.72%	2.31%
Fair value adjustment of convertible debt	-102.65%	51.54%
Non-deductible derivative loss	4.67%	6.45%
Loss on extinguishment of debt	93.83%	0.00%
Non-deductible travel expenses	0.14%	0.07%
Benefit at the Company's effective rate	32.29%	-26.37%
Less valuation allowance effective tax rate	0.00%	0.00%

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

Note 14 – Subsequent Events (continued)

On July 1, 2013, we implemented a 1for 500 reverse stock split of our common stock as the table below reflects certain financial information before and after the reverse stock split:

TABLE REFLECTING THE EFFECTS OF THE 1-FOR-500 REVERSE STOCK SPLIT
THAT WAS EFFECTIVE AS OF JULY 1, 2013 FOR THE PERIODS
ENDED MARCH 31, 2013 AND MARCH 31, 2012

	Before Reverse	With Reverse
	Stock Split	Stock Split

For the period ended March 31, 2013

Shares issued and outstanding	9,207,273,234	18,414,546

Basic loss per common share	$-	$(0.56)

Diluted loss per common share	$-	$(0.56)

Weighted average common shares
outstanding - basic	2,687,047,797	5,374,096

Weighted average common sares
outstanding - diluted	2,687,047,797	5,374,096

For the period ended March 31, 2012

Shares issued and outstanding	854,047,952	1,708,096

Basic loss per common share	$(0.03)	$(13.65)

Diluted loss per common share	$(0.03)	$(13.65)

Weighted average common shares
outstanding - basic	225,250,685	450,501

Weighted average common sares
outstanding - diluted	225,250,685	450,501

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

Note 15 – Restatements

Subsequent to filing its Annual Report on Form 10-K for the year ended March 31, 2013 with the SEC on July 15, 2013, the Company determined that it should restate the financial statements for this period due to the valuators’  use of an incorrect interest rate and incorrect conversion  rate for our convertible notes payable liability calculations.  The Company has restated its previously issued financial statements to correct the non-cash errors related to these financial statements.

The impact of the restatements is reflected below for the fiscal year ended March 31, 2013:

	As of March 31, 2013
	As previously
	reported	Adjustment	Restated
Balance Sheet:

Current liabilities:
Derivative liabilities	$2	$5,232,148	5,232,150
Convertible notes payable	250,000	(150,000)	100,000
Total current liabilities	7,343,426	5,082,148	12,425,574
All other liabilities	9,451,652	(8,821,051)	630,601
Additional paid-in capital	18,736,010	(49,752)	18,686,258
Deficit accumulated	(35,330,484)	3,788,655	(31,541,829)
Total stockholders' deficit	$(16,594,200)	$3,738,903	$(12,855,297)

	Year Ended March 31,2013
	As previously
	reported	Adjustment	Restated

Statement of Operations:

Derivative income	$244,155	$(385,390)	$(141,235)
Loss on extinguishment of debt	(2,022,451)	(816,071)	(2,838,522)
Interest and other financing costs	(2,671,921)	4,990,116	2,318,195
Total Other Expense	(4,450,415)	3,788,655	(661,760)
Loss Before Provision for
Income Taxes	(6,813,934)	3,788,655	(3,025,279)
Net Loss	$(6,813,934)	$3,788,655	$(3,025,279)

Basic Loss Per Common Share	$-	$(0.56)	$(0.56)
Diluted Loss Per Common Share	$-	$(0.56)	$(0.56)

Certain amounts in the related statement of cash flows have been corrected, but those changes do not impact the net cash provided from or used in operating, investing or financing activities.