Form 10-Q/A
period 2013-06-30
Attitude Drinks Inc.
filed 2014-03-03
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This amendment  Number 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on August 19, 2013.  The Registrant is filing the amendment for the purpose of correcting our valuators’ use of an incorrect interest rate and conversion rate for our non-cash convertible notes payable liability and applicable expense calculations.

Items 1, 2 and 4 of Part 1 and Item 6 of Part II of the Form 10-Q are the only portions of this Form 10-Q being amended and restated by this Amendment No. 1.  The Company has not otherwise modified or updated disclosures presented in this June 30, 2013 Form 10-Q except to reflect the effects of the restatement.  This Amendment No. 1 does not reflect events occurring after the original filing date of the June 30, 2013 Form 10-Q on August 19, 2013 and Form 10-K/A on January 30, 2014 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatement.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the June 30, 2013 Form 10-Q.  Accordingly this Amendment No. 1 should be read in conjunction with the June 30, 2013 Form 10-Q and the Company’s filings with the SEC subsequent to the filing of the March 31, 2013 Form 10-K that was filed on July 15, 2013 and the March 31, 2013 Form 10-K/A that was filed on January 30, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET
(RESTATED)
	June 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,067	$7,415
Accounts receivable less allowance for doubtful accounts of $13,215 and $16,007		`
at June 30, 2013 and March 31, 2013, respectively	20,423	27,092
Inventories	45,327	101,721
Prepaid expenses	26,732	25,110
TOTAL CURRENT ASSETS	128,549	161,338

FIXED ASSETS, NET	30,914	28,858

OTHER ASSETS:
Trademarks, net	4,594	4,786
Deposits and other	5,896	5,896
TOTAL OTHER ASSETS	10,490	10,682

TOTAL ASSETS	$169,953	$200,878

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,635,408	$1,632,378
Accrued liabilities	5,064,486	5,008,571
Derivative liabilities	4,795,280	5,232,150
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	212,000	100,000
Non-convertible notes payable	316,012	316,012
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,159,649	12,425,574

NON-CURRENT NOTES PAYABLE
Convertible notes payable	5,398,135	5,310,290
Less: Discount on convertible notes payable	(4,475,558)	(4,679,689)

CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	922,577	630,601

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share,
20,000,000 shares authorized, 9,000,051 shares issued and outstanding
at June 30, 2013 and March 31, 2013, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 24,675,773 and 18,414,546 shares issued and outstanding at June
30, 2013 and March 31, 2013, respectively	247	184
Additional paid-in capital	18,934,315	18,686,258
Deficit accumulated	(31,846,925)	(31,541,829)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,912,273)	(12,855,297)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$169,953	$200,878

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(RESTATED)

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$75,200	$110,234
Product and shipping costs	(63,431)	(91,873)
GROSS PROFIT	11,769	18,361

OPERATING EXPENSES:
Salaries, taxes and employee benefits	267,766	197,988
Marketing and promotion	(3,325)	187,176
Consulting fees	82,500	111
Professional and legal fees	37,314	16,057
Travel and entertainment	5,972	19,284
Product development costs	3,780	-
Stock compensation expense	-	504
Other operating expenses	51,974	109,909
Total Operating Expenses	445,981	531,029

LOSS FROM OPERATIONS	(434,212)	(512,668)

OTHER INCOME (EXPENSE):
Derivative income (expense)	-	265,880
Interest and other financing costs	129,116	529,334
Total Other Income	129,116	795,214

(LOSS)/INCOME BEFORE PROVISION
FOR INCOME TAXES	(305,096)	282,546

Provision for income taxes	-	-

NET (LOSS)/INCOME	$(305,096)	$282,546

Basic (loss)/income per common share	$(0.01)	$0.14

Diluted (loss)/income per common share	$(0.01)	$0.12

Weighted average common shares
outstanding - basic	23,838,437	1,966,717

Weighted average common shares
outstanding - diluted	23,838,437	2,439,156

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS (USED) IN OPERATING ACTIVITIES:
Net (loss)/income	$(305,096)	$282,546
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	2,047	1,933
Compensatory stock and warrants	-	504
Issuancce of convertible notes for past due services	112,000	-
Bad debt expense	(2,792)	-
Derivative expense/(income)	-	(265,880)
Fair value adjustment of convertible note	(459,370)	(675,447)
Amortization of debt discount	239,952	100,696
Changes in operating assets and liabilities:
Accounts receivable	9,461	(10,055)
Prepaid expenses and other assets	(1,622)	13,542
Inventories	56,394	92,544
Deferred revenue	-	(6,844)
Accounts payable and accrued liabilities	156,588	189,576
Net cash (used) in operating activities	(192,438)	(276,885)

CASH FLOWS (USED) IN INVESTING ACTIVITIES:
Purchase of equipment	(3,910)	-
Net cash (used) in investing activities	(3,910)	-

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from convertible notes payable	247,500	-
Proceeds from short-term bridge loans payable	-	200,000
Other costs of financing	(22,500)	-
Net cash provided by financing activities	225,000	200,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	28,652	(76,885)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,415	132,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,067	$55,235

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the three month period ended June 30, 2013, a working capital deficit of $12,031,100 as of June 30, 2013 and has incurred losses to date resulting in an accumulated deficit of $31,846,925, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to a convertible note issued for the period ended June 30, 2013, which is Level 3 and  further described below in note 4.

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

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2013	March 31, 2013
	(unaudited)
Accrued payroll and related taxes	$2,908,418	$2,770,580
Accrued marketing program costs	580,000	580,000
Accrued professional fees	58,734	74,950
Accrued interest	1,214,328	1,221,671
Accrued board of directors' fees	179,792	170,792
Other expenses	123,214	190,578

Total	$5,064,486	$5,008,571

Note 3.   Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	June 30, 2013	March 31, 2013
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

Note 4.   Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification as see Note 8 for more details. Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		June 30,	March 31,
		2013	2013
$5,492,271	Convertible Note Financing due February 21, 2015 (a), (1)	$5,398,135	$5,310,290
$175,000	Convertible Note Financing due December 31, 2014 (b), (2)	175,000	100,000
$37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	-
	Less discount on convertible notes (4)	(4,475,558)	(4,679,689)
$5,704,271	Total convertible notes payable	$1,134,577	$730,601

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

Since these new consolidated notes contained new language as compared to the previous notes, we needed to use a different valuation model for applicable valuations, derivatives and fair market value.  In order to determine the fair market value, we analyzed the various securities agreements and exchange agreements, compared the Company to comparable companies to determine industry factors for volatility, growth and future financing, developed a lattice model that valued the convertible notes on a probability weighted scenario model  as well as future projections of the various potential outcomes and valued the convertible notes at issuance and at the end of the reporting period to account for the derivative liability.   Based on our analysis in determining the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37 (Fair Value in Financial Instruments), Statement of Financial Accounting Standard ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task (“EITF”) For Issue No. 00-10 and EITF 07-05, the embedded derivatives will be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.  The single compound embedded derivative features valued include the variable conversion feature, and the value of these embedded derivatives for the convertible notes will be treated as a liability. These derivative liabilities will  be marked-to-market each quarter with the change in fair value to be recorded in the profit/loss statement.

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

Note 4.     Convertible Notes Payable (continued):

(c)  June 7, 2013 Convertible Note

We issued a $37,000 convertible note on June 7, 2013 for past due services.  The maturity date of this note is June 7, 2013.  The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

On June 14, 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors.  These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012. The amounts are still outstanding, and we accrue interest at the default interest rate of 18%.  We expect to convert these notes into convertible notes payable later in 2013.

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor.  We agreed to pay a finder’s fee of $10,000, and we received the net payment of $100,000 on June 28, 2012.  The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding.  The amount is still outstanding, and we accrue interest at the default interest rate of 18%.  We expect to convert these notes into convertible notes payable later in 2013.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2013:

Fair Value Measurement at June 30, 2013
Significant
Total	Quoted	Other	Significant
Carrying	Prices in	Observable	Unobservable
Value at	Active Markets	Inputs	Inputs
June 30, 2013	(Level 1)	(Level 2)	(Level 3)

$4,795,280	$-	$-	$4,795,280

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

As of June 30, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy.

Note 6.   Derivative Liabilities (continued):

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

Note 8.   Stockholders’ Deficit (continued):

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

Note 11.  Restatement

Subsequent to filing its Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 with the SEC on August 19, 2013, the Company determined that it should restate the financial statements for this period due to the valuators’  use of an incorrect interest rate and incorrect conversion  rate for our convertible notes payable liability calculations.  The Company has restated its previously issued financial statements to correct the non-cash errors related to these financial statements.

Note 11.  Restatement (continued)

The impact of the restatement is reflected below for the quarter ended June 30, 2013:

	As of June 30, 2013
	As previously
	reported	Adjustment	Restated

Balance Sheet:

Current liabilities:
Accrued liabilities	$5,064,490	$(4)	$5,064,486
Derivative liabilities	1	4,795,279	4,795,280
Convertible notes payable	46,250	165,750	212,000
Total current liabilities	7,198,624	4,961,025	12,159,649
All other liabilities	9,454,926	(8,532,349)	922,577
Additional paid-in capital	19,191,596	(257,281)	18,934,315
Deficit accumulated	(35,675,530)	3,828,605	(31,846,925)
Total stockholders' deficit	$(16,483,597)	$3,571,324	$(12,912,273)

	Quarter Ended June 30,2013
	As previously
	reported	Adjustment	Restated

Statement of Operations:

Derivative expense	$(121,749)	$121,749	$-
Interest income and other financing costs	210,915	(81,799)	129,116
Total Other Expense	89,166	39,950	129,116
Loss Before Provision for
Income Taxes	(345,046)	39,950	(305,096)
Net Loss	$(345,046)	$39,950	$(305,096)

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

Financial Instrument Valuation

We estimate the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2013. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring of fair values.  In selecting the appropriate technique(s), we consider, among other factors, the nature of the instrument, the market risks that such instruments embody and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, we generally use the Black-Scholes-Merton option valuation technique, since it embodies all of the requisite assumptions (including trading volatility, estimated terms and risk free rates) necessary to fair value these instruments.  For complex hybrid instruments, such as convertible promissory notes that include embedded conversion options, puts and redemption features embedded in them, we generally use techniques that embody all of the requisite assumptions (including credit risk, interest-rate risk, dilution   and exercise/conversion behaviors) that are necessary to fair value these more complex instruments.  For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weightage to multiple possible outcomes. After consulting with a new outside valuation firm, we found that many companies are using other valuation models, primarily the lattice model to bifurcate the derivative and record the derivatives at fair value.  We elected to use this new valuation model for the new consolidated notes because that model would value all convertible notes based on a probability weighted scenario model and future projections of the various potential outcomes on all assumptions, observable inputs and inherent valuation of risk, The embedded derivatives that were analyzed and incorporated into our model included the conversion feature with the variable market based conversion and the default provisions.  This lattice model analyzed the underlying economic factors that influenced which of these events would occur, when they were likely to occur and the specific terms that would be in effect at the time (i.e. interest rates, stock price, conversion price, etc.).  Projections were then made on these underlying factors which led to a set of potential scenarios.  Probabilities were assigned to each of these scenarios based on management projections.  This led to a cash flow projection and a probability associated with that cash flow.  A discounted weighted average cash flow over the various scenarios was completed, and it was compared to the discounted cash flow of the 2 year 4% instrument without the embedded derivatives, thus determining a value for the compound embedded derivatives at the point of issue.   These derivative liabilities need to be marked-to-market each reporting period with the change in fair value to be recorded in the Statement of Operations.  Fair value is defined as the amount for which an asset (or liability) could be exchanged in a current transaction between knowledgeable, unrelated willing parties when neither party is acting under compulsion.

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

Interest income was $129,116 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable.  These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price.  As a result, we reported a net loss for the three months ended June 30, 2013 of $305,096 leading to a basic and diluted loss per share of $.01 as compared to a net profit for the three months ended June 30, 2012 of $282,546 which includes the recognition of derivative income of $265,880 and $529,334 net interest income.  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended June 30, 2013 was 23,838,437. The basic earnings per common share was $.14, and the diluted earnings per share was $.12 for the three months ended June 30, 2012 based on a weighted average number of common shares outstanding of 1,966,717 (after reverse stock split) for the basic earnings per share and 2,439,156 (after reverse stock split) for the diluted earnings per share.

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

For the three months ended June 30, 2013 compared to three months ended June 30, 2012:

Net cash used in operating activities for the three months ended June 30, 2013 was $192,438 which was mainly the effect of changes in our operating assets. Our loss of $305,096 is offset by non-cash items of $(459,370) for the changes in the fair values of our convertible notes payable and $239,952 for the amortization (accretion) of the debt discount. Net cash used in operating activities for the three months ended June 30, 2012 was $276,885 which was mainly the effect of changes in our operating assets. Our profit of $282,546 was offset by non-cash items of $(265,880) in derivative income and $(675,447) for the changes in fair values of our convertible notes payable.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $5,610,135 outstanding at June 30, 2013. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs only.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

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

As of June 30, 2013, we had total shareholders’ deficit of $12,912,273 and a working capital deficit of $12,031,100 compared to a total shareholders’ deficit of $12,855,297 and a working capital deficit of $12,264,236 at March 31, 2013. Cash and cash equivalents were $36,067 as of June 30, 2013 as compared to $7,415 at March 31, 2013. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

ITEM 6. –	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q/A.

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

ATTITUDE DRINKS INCORPORATED (Registrant) Date: March 3, 2014

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer