Form 10-Q
period 2013-12-31
Attitude Drinks Inc.
filed 2014-04-14
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 181,714,134 shares issued and outstanding as of April 8, 2014.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2013	March 31, 2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,500	$7,415
Accounts receivable less allowance for doubtful accounts of $18,236 and $16,007 at December 30, 2013 and March 31, 2013, respectively	1,107	27,092
Inventories	91,416	101,721
Prepaid expenses	2,489	25,110
TOTAL CURRENT ASSETS	115,512	161,338

FIXED ASSETS, NET	27,240	28,858

OTHER ASSETS:
Trademarks, net	4,908	4,786
Deposits and other	5,896	5,896
TOTAL OTHER ASSETS	10,804	10,682

TOTAL ASSETS	$153,556	$200,878

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,646,661	$1,632,378
Accrued liabilities	5,568,249	5,008,571
Derivative liabilities	1,820,658	5,232,150
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	262,000	100,000
Non-convertible notes payable	361,516	316,012
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	9,795,547	12,425,574

NON-CURRENT NOTES PAYABLE
Convertible notes payable	5,599,182	5,310,290
Less: Discount on convertible notes payable	(3,947,484)	(4,679,689)
CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	1,651,698	630,601

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at December 30, 2013 and March 31, 2013, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 181,714,134 and 18,414,546 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	1,817	184
Additional paid-in capital	19,416,418	18,686,258
Deficit accumulated	(30,712,014)	(31,541,829)
TOTAL STOCKHOLDERS' (DEFICIT)	(11,293,689)	(12,855,297)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$153,556	$200,878

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$18,357	$115,083	$163,548	$345,507
Product and shipping costs	(26,787)	(91,553)	(145,591)	(297,324)
GROSS PROFIT	(8,430)	23,530	17,957	48,183

OPERATING EXPENSES:
Salaries, taxes and employee benefits	265,989	235,642	787,211	1,103,171
Marketing and promotion	22,419	44,537	44,976	216,808
Consulting fees	77,500	75,000	237,000	127,111
Professional and legal fees	40,827	44,500	144,361	164,147
Travel and entertainment	17,064	12,303	30,196	47,551
Product development costs	1,425	-	5,205	-
Stock compensation expense	-	-	26,997	99,504
Other operating expenses	53,239	57,598	167,924	211,739
Total Operating Expenses	478,463	469,580	1,443,870	1,970,031

LOSS FROM OPERATIONS	(486,893)	(446,050)	(1,425,913)	(1,921,848)

OTHER INCOME (EXPENSE):
Derivative income (expense)	-	44,222	-	291,341
Interest and other financing costs	(604,283)	(188,412)	2,255,728	(2,665,900)
Total Other Income (Expense)	(604,283)	(144,190)	2,255,728	(2,374,559)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,091,176)	(590,240)	829,815	(4,296,407)

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,091,176)	$(590,240)	$829,815	$(4,296,407)

Basic income (loss) per common share	$(0.01)	$(0.12)	$0.01	$(1.39)

Diluted income (loss) per common share	$(0.01)	$(0.12)	$-	$(1.39)

Weighted average common shares outstanding - basic	159,597,453	4,729,794	77,010,663	3,092,222

Weighted average common shares outstanding – diluted	159,597,453	4,729,794	9,807,938,996	3,092,222

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2013	2012
	(Unaudited)	(Unaudited)

CASH FLOWS (USED IN) OPERATING ACTIVITIES:
Net (loss)/income	$829,815	$(4,296,407)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	5,862	5,982
Compensatory stock and warrants	26,997	99,504
Finance costs incurred through issuance of convertible notes	-	175,000
Issuance of convertible notes for past due services	262,000	-
Bad debt expense	2,229	(817)
Derivative expense	-	(291,341)
Fair value adjustment of convertible notes	(3,532,703)	2,064,695
Amortization of debt discount	990,842	303,612
Changes in operating assets and liabilities:
Accounts receivable	23,756	(17,593)
Prepaid expenses and other assets	22,621	(10,173)
Inventories	10,305	92,437
Deferred revenue	-	(7,661)
Accounts payable and accrued liabilities	730,221	904,424
Net cash (used in) operating activities	(628,055)	(978,338)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of equipment	(3,910)	(10,901)
Trademarks	(455)	-
Net cash (used in) investing activities	(4,365)	(10,901)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from convertible notes payable	660,000	690,000
Proceeds from short-term bridge loans/promissory notes	45,505	250,000
Other costs of financing	(60,000)	(65,000)
Net cash provided by financing activities	645,505	875,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	13,085	(114,239)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,415	132,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,500	$17,881

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED DECEMBER 30, 2013
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

We implemented a 1-for-500 reverse stock split on July 1, 2013, and we have restated all applicable financial data for this reverse stock split for both December 31, 2013 and December 31, 2012.

(b)           Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2013 and 2012 and the results of its operations and cash flows for the nine month periods ended December 31, 2013 and 2012.  The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2013, which is incorporated herein by reference.  Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein.  The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the nine month period ended December 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc.  All material intercompany balances and transactions have been eliminated.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company had insignificant revenues for the nine months period ended December 31, 2013, a working capital deficit of $9,680,035 as of December 31, 2013 and has incurred losses to date resulting in an accumulated deficit of $30,712,014, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due.  Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

Note 1.  Organization, Basis of Presentation and Significant Accounting Policies (Continued)

(c)           Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market.  The inventory is comprised of the following:

	December 31, 2013	March 31, 2013
	(unaudited)

Finished goods	$91,416	$101,721

Total inventories	$91,416	$101,721

(d)           Prepaid expenses:

Prepaid expenses of $2,489 consist mainly of prepaid insurance of $1,035 and other small prepaid expenses of $1,454.

(e)           Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks.  Trademarks, when acquired, will be amortized using the straight-line method over 15 years.  Amortization of trademarks for the nine months ended December 31, 2013 was $333.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to a convertible note issued for the period ended December 31, 2013, which is Level 3 and further described below in Note 4.

(g)           (Loss)/Income Per Common Share:

The basic (loss)/income per common share is computed by dividing the (loss)/income applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted  (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 30, 2013, potential common shares based on market price and applicable discounts arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 9,730,928,333  weighted average common shares were included in the computation of diluted income per share.

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

Note 2.   Accrued Liabilities:

Accrued liabilities consist of the following:

	December 31, 2013	March 31, 2013
	(unaudited)
Accrued payroll and related taxes	$3,232,746	$2,770,580
Accrued marketing program costs	580,000	580,000
Accrued professional fees	83,733	74,950
Accrued interest	1,350,758	1,221,671
Accrued board of directors' fees	197,792	170,792
Other expenses	123,220	190,578

Total	$5,568,249	$5,008,571

Note 3.   Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	December 31, 2013	March 31, 2013
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

April 14, 2008 financing:

(a)  On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares.  We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification (before any reverse stock splits) as the exercise date for these warrants has now expired.

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 5 shares of common stock (warrants have expired)
September 2008	Extend maturity to December 15, 2008	12 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12 shares of common stock 2) 12 shares of restricted stock

Note 3.   Short-term Bridge Loans (Continued):

April 14, 2008 financing (Continued):

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment.    The remedy for event of default was acceleration of principal and interest so they were recorded at face value.  As of March 31, 2013, this April 14, 2008 note was considered in default for non-payment. The Company is trying to find the debt holder to extend the due date of the note as the previous address is no longer valid. It was determined that the extension warrants required liability accounting and are being recorded at fair value with changes in fair value being recorded in derivative (income) expense. The exercise dates for all warrants other than 12 warrants granted on January 27, 2009 have expired. The exercise price of the 12  warrants was changed again to $500 when the Company issued additional convertible instruments with a lower conversion rate on January 27, 2009.    Associated warrants are recorded at fair value for each reporting period.

August 5, 2008 financing:

(b) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008, plus warrants to purchase (i) 5,000 shares of our common stock, and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate of 10,000 shares (before any reverse stock splits) as the exercise dates for these warrants have now expired.    The due date of the loan was extended to December 15, 2008 with 11 restricted shares of common stock issued as consideration. On December 15, 2008, we were in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest.  There were no incremental penalties for the event of default; however the notes were recorded at face value. Remedies for an event of default are acceleration of principal and interest.

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

Note 4.   Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification (see Note 6 for more details).  Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		December 31,	March 31,
		2013	2013
$6,152,271	Convertible Note Financing due February 21, 2015 (a), (1)	$5,499,182	$5,310,290
$325,000	Convertible Note Financing due December 31, 2014 (b), (2)	325,000	100,000
$37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	-
	Less discount on convertible notes (4)	$(3,947,484)	(4,679,689)
$6,514,271	Total convertible notes payable	$1,913,698	$730,601

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
(2) Monthly retainer fee of $25,000 face value for December, 2012 through December 31, 2013 (total of $325, 000)
(3) Retainer fee of $37,000 face value issued June 7, 2013
(4) The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

Since these new consolidated notes contained new language as compared to the previous notes, we needed to use a different valuation model for applicable valuations, derivatives and fair market value.  In order to determine the fair market value, we analyzed the various securities agreements and exchange agreements, compared the Company to comparable companies to determine industry factors for volatility, growth and future financing, developed a lattice model that valued the convertible notes on a probability weighted scenario model  as well as future projections of the various potential outcomes and valued the convertible notes at issuance and at the end of the reporting period to account for the derivative liability.   Based on our analysis in determining the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37 (Fair Value in Financial Instruments), Statement of Financial Accounting Standard ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task (“EITF”) For Issue No. 00-10 and EITF 07-05, the embedded derivatives are bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.  The single compound embedded derivative features valued include the variable conversion feature, and the value of these embedded derivatives for the convertible notes is treated as a liability. These derivative liabilities are marked-to-market each quarter with the change in fair value recorded in the Statement of Operations.

Note 4.   Convertible Notes Payable (Continued):

(a)  February 21, 2013 Consolidated Convertible Notes (Continued)

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 (after reverse stock split) Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000.  All applicable 364 (after reverse stock split) Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944.  All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%.  The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00 (after reverse stock split).  Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note.  In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications.  The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder.  This note is identical to the above notes for the terms, conversion criteria and maturity date.  No accrued interest payable amounts were added to these new notes.   A total of $652,606 in principal and $153,881 in accrued interest were converted into shares of common stock from February 21, 2013 through December 30, 2013.  In addition, eight allonges (allonge #8 for $71,500 dated April 11, 2013, allonge #9 for $88,000 dated June 5, 2013, allonge #10 for $88,000 dated June 21, 2013, allonge #11 for $82,500 dated July 23, 2013, allonge #12 for $110,000 dated August 8, 2013, allonge #13 for $110,000 dated September 18, 2013, allonge #14 for $55,000 dated October 28, 2013 and allonge #15 for $55,000 dated November 15, 2013 ) were added into these consolidated notes.

Southridge Partners II LP purchased from another debt- holder $100,000 on April 9, 2013 and another $100,000 on June 5, 2013 from these February 21, 2013 notes. These new replacement notes contain the same terms as in the February 21, 2013 consolidated convertible notes.  No conversions have been made on these notes.

(b)  Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note (Note 4 (a)).  From December, 2012 through December, 2013, we issued $25,000 monthly convertible notes for a total of $325, 000. All of these notes have maturity dates from December 31, 2014 to April 30, 2015.  The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%).  Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor. We agreed to pay a finder's fee of $10,000 as we received the net payment of $100,000 on June 28, 2012. The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding. The amount is still outstanding.

On December 23, 2013, we entered into promissory notes with four current investors in the total principal amount of $45,505.  These amounts are due December 31, 2014 and are not subject to any interest rates.  These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same.  No service charge will be made for such registration or transfer or exchange.

Note 6.    Derivative Liabilities:

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

The following table provides the derivative liabilities carried at fair value measured on a recurring basis as of December 31, 2013:

Fair Value Measurement at December 31, 2013
Significant
Total	Quoted	Other	Significant
Carrying	Prices in	Observable	Unobservable
Value at	Active Markets	Inputs	Inputs
December 31, 2013	(Level 1)	(Level 2)	(Level 3)

$ 1,820,658	$ -	$ -	$ 1,820,658

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

Note 6.   Derivative Liabilities (Continued):

Level 3 liabilities are valued using unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the derivative liabilities. For fair value measurements categorized within Level 3 of the fair value hierarchy, the Company’s accounting department, which reports to the Chief Financial Officer, determines its valuation policies and procedures. The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s accounting department and are approved by the Chief Financial Officer.

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

As of December 31, 2013, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the new consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

Note 7.   Stockholders’ Deficit:

(a) Common Stock Warrants

As of December 31, 2013, the Company had the following outstanding warrants:

					Reverse Stock Split
		Expiration	Warrants	Exercise	Restated	Restated
Issued Class A Warrants	Grant Date	Date	Granted	Price	Warrants	Price

January, 2009 Debt Extensions	1/27/2009	1/26/2014	26,800	$1.00	54	$500
January, 2011 Debt Extension	1/11/2011	1/10/2014	12,000	$0.05	24	$25

Total issued Class A warrants			38,800		78

   (b) Common Stock Issued During the Nine Months Ended December 31, 2013:

At December 31, 2013, we had issued and outstanding 181,714,134 shares of common stock of which 30,570  shares are owned by our officers and independent board directors.    Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.    Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.    Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

All issued shares and conversion rates are reflected at the values after the reverse stock split.

Note 7.   Stockholders’ Deficit (Continued):

(b) Common Stock Issued During the Nine Months Ended December 31, 2013 (Continued):

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

(b) Common Stock Issued During the Nine Months Ended December 31, 2013 (Continued):

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

(b) Common Stock Issued During the Nine Months Ended December 31, 2013 (Continued):

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

Note 7.   Stockholders’ Deficit (Continued):

(b) Common Stock Issued During the Nine Months Ended December 31, 2013 (Continued):

On October 14, 2013, we issued 9,150,000 shares of common stock pursuant to a conversion for $9,150 of February, 2013 consolidated convertible notes at a conversion price of $.001.

On October 17, 2013, we issued 5.000,000 shares of common stock pursuant to a conversion for $4,500 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On October 29, 2013, we issued 8.000,000 shares of common stock pursuant to a conversion for $7,200 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On November 1, 2013, we issued 5.000,000 shares of common stock pursuant to a conversion for $4,500 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On November 6, 2013, we issued 5.000,000 shares of common stock pursuant to a conversion for $4,500 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On November 6, 2013, we issued 11,777,778 shares of common stock pursuant to a conversion for $10,600 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On November 6, 2013, we issued 6,935,556 shares of common stock pursuant to a conversion for $6,242 of accrued interest at a conversion price of $.0009.

On November 6, 2013, we issued 8.000,000 shares of common stock pursuant to a conversion for $7,200 of February, 2013 consolidated convertible notes at a conversion price of $.0009.

On November 13, 2013, we issued 6.000,000 shares of common stock pursuant to a conversion for $4,800 of February, 2013 consolidated convertible notes at a conversion price of $.0008.

(c) Options Issued During the Nine Months Ended December 31, 2013:

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

On March 24, 2014, we issued three promissory notes for a total of $50,000 to three current debt holders.  There is no interest rate as the maturity date for these notes is February 28, 2015.

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

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles.  The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels.  Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in 2014.

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

Reverse Stock Split

We implemented a 1-for-500 reverse stock split on July 1, 2013.  This change occurred before the release of our June 30, 2013 financial statements as we have restated all applicable financial data throughout this report for the nine months ended December 31, 2013 and 2012.

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

Financial Instrument Valuation

We estimate the fair value of our derivative financial instruments and convertible notes payable that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended December 31, 2013. We use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012:

For the nine months ended December 31, 2013, our primary expenses related to salaries and consulting fees.  Total operating expenses for the nine months ended December 31, 2013 were $1,443,870 which was $526,161 less than last year’s similar expenses for $1,970,031, mainly due to fewer employees and a decreased spending in 2013 marketing and sales programs caused by the lack of adequate capital.

Interest and other financing income for the nine months ended December 31, 2013 was $2,255,728 as compared to an interest and other financing costs expense of $2,665,900 in the prior year. Changes and volatility in the price of the Company’s stock price which are used to measure fair value of convertible notes and derivatives created these variations, especially with the differences in the stock prices from year to year.  As a result, we reported a net profit for the nine months ended December 31, 2013 of $829,815 leading to a basic and diluted income per share of $.01 and $.00, respectively, as compared to a net loss for the nine months ended December 31, 2012 of $4,296,407 which includes the recognition of derivative income of $291,341 and $2,665,900 net interest expense. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the nine months ended December 31, 2013 was 77,010,663 and 9,807,938,996, respectively. The basic and diluted loss per common share was $1.39 for the nine months ended December 31, 2012 based on a weighted average number of common shares outstanding of 3,092,222 for the basic and diluted loss per share.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Continued)

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012:

For the three months ended December 31, 2013, our primary expenses related to salaries and consulting fees.  Total operating expenses for the three months ended December 31, 2013 were $478,463 which was $8,883 more than last year’s similar expenses for $469,580, resulting in very little change with the prior year.

Interest and other financing costs expense for the three months ended December 31, 2013 was $604,283  as compared to $188,412 interest and other financing costs expense in the prior year.  Changes and volatility in the price of the Company's stock price, which are used to measure fair value of convertible notes and derivatives, created these variances, especially with the differences in the stock prices from year to year. As a result, we reported a net loss for the three months ended December 31, 2013 of $1,091,176 leading to basic and diluted loss per share of $.01 as compared to a net loss for the three months ended December 31, 2012 of $590,240 which includes the recognition of derivative income of $44,222 and $188,412 net interest expense  The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended December 31, 2013 was 159,597,453. The basic and diluted loss per common share was $.12 for the three months ended December 31, 2012 based on a weighted average number of common shares outstanding of 4,729,794 for the basic and diluted loss per share.

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

For the nine months ended December 31, 2013 compared to nine months ended December 31, 2012:

Net cash used in operating activities for the nine months ended December 31, 2013 was $628,055 which was mainly the effect of changes in our operating assets. Our profit of $829,815 is offset by non-cash items of $(3,532,701) for the changes in fair values of our convertible notes payable, $990,842 for the amortization of debt discount and $730,221 for changes in accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended December 31, 2012 was $978,338 which was mainly the effect of changes in our operating assets.  Our loss of $4,296,407 was offset by non-cash items of $2,064,695 for the changes in fair values of our convertible notes payable as well as $904,424 for changes in our accounts payable and accrued liabilities.

Net cash flows generated by operating activities for the nine months ended December 31, 2013 as well as for the nine months ended December 31, 2012 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used in investing activities for the nine months ended December 31 2013 was $4,365 which was mainly used to purchase a vending machine for $3,910 as compared to $10,901 which was used to purchase a company vehicle for the nine months ended December 31, 2012.

Net cash provided by our financing activities was $645,505 for the nine months ended December 31, 2013 as compared to $875,000 for the nine months ended December 31, 2012. The increase of $229,495 was attributed to receiving more financing in 2012.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (Continued)

External Sources of Liquidity:

For the nine months ended December 31, 2013:

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

On October 28, 2013, we executed a $55,000 allonge #14 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee.

On November 15, 2013, we executed an $110,000 allonge #15 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations.  We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates.  Please see a summary of all convertible notes and short-term bridge loans in the table below.  We have convertible notes in the principal face amount of $5,861,182 outstanding at December 31, 2013. There is no guarantee that we will be able to pay these notes when due or secure further extensions.  We are recording interest expense at the default interest rate of 15% for the short-term bridge loans.  If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected.  We still anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs.  This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CURRENT AND FUTURE FINANCING NEEDS (Continued)

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013

Total Surrendered Outstanding Convertible Notes				$5,020,944
New note issued to shareholder for services				121,327
Warrants Purchase Notes				350,000
$5,492,271

Original						Default	Accrued
New Note	Issue		Default	$ Amount	Interest	Interest	Default
Amounts	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000	December, 2013	12/31/2014	No	-	None	None	-
$25,000	January, 2013	12/31/2014	No	-	None	None	-
$6,152,271	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000	February, 2013	12/31/2014	No	-	None	None	-
$25,000	March, 2013	12/31/2014	No	-	None	None	-
$25,000	April, 2013	12/31/2014	No	-	None	None	-
$25,000	May, 2013	12/31/2014	No	-	None	None	-
$25,000	June, 2013	12/31/2014	No	-	None	None	-
$37,000	June, 2013	6/7/2014	No	-	None	None	-
$25,000	July, 2013	12/31/2014	No	-	None	None	-
$25,000	August, 2013	12/31/2014	No	-	None	None	-
$25,000	September, 2013	1/31/2015	No	-	None	None	-
$25,000	October, 2013	2/28/2015	No	-	None	None	-
$25,000	November, 2013	3/31/2015	No	-	None	None	-
$25,000	December, 2013	4/30/2015	No	-	None	None	-

6,514,271

SHORT-TERM BRIDGE LOANS (a)

$60,000	April 14, 2008	Past due	Yes (c)	$60,000		15%	$41,638
$55,000	August 5, 2008	Past due	Yes (c)	$55,000		15%	$54,814
$115,000	Total amount past due			$115,000			$96,452

(a)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of December 31, 2013, we had total shareholders’ deficit of $11,293,689 and a working capital deficit of $9,680,035, compared to a total shareholders’ deficit of $12,855,297 and a working capital deficit of $12,264,236 at March 31, 2013. Cash and cash equivalents were $20,500 as of December 31, 2013 as compared to $7,415 at March 31, 2013. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CERTAIN BUSINESS RISKS (Continued):

At December 31, 2013, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At December 31, 2013, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder. The remedy for default under the notes is acceleration of principal and interest due thereunder.  Further, we have secured convertible notes outstanding totaling $5,861,182 in principal face value at December 31, 2013. Although we have been able to extend the maturity dates of most of these convertible notes to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%.  As of December 31, 2013, we are not in default in our convertible notes payable as maturity dates range from June 7, 2014 through April 30, 2015.

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

Our results of operations may be impacted in various ways by the introduction of new products, even if they are successful, including the following:

●	sales of new products could adversely impact sales of existing products:

●
we may incur higher cost of goods sold and selling, general and administrative expenses in the periods when we introduce new products due to increase costs associated with the introduction and marketing of new products, most of which are expensed as incurred;

●	and when we introduce new platforms and bottle sizes, we may experience increased freight and logistics costs as our co-packers adjust their facilities for the new products.

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

We rely on third parties, called co-packers in our industry, to produce our products. We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement shall automatically renew for consecutive one (1) year periods (next renewal date of December 16, 2014) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period. Our dependence on one co-packer puts us at substantial risk in our operations. If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all. Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice. Our dependence on co-packing arrangements exposes us to various risks, including:

●
if any of those co-packers were to terminate our co-packing arrangements or have difficulties in producing beverages for us, our ability to produce our beverages would be adversely affected until we were able to make alternative arrangements;

●	and our business reputation would be adversely affected in any of the co-packers were to produce inferior quality products.

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
●  and general economic trends and other external factors.

Even if an active market for our common stock is established, stockholders may have to sell their shares at prices substantially lower than the price they paid for it or might otherwise receive than if a broad public market existed.

Future financings could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2013, we had issued and outstanding options and warrants that may be exercised into 10,056,301 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $5,861,182 and accrued interest payable of $1,166,679 which together may be converted into 11,675,392,992  (using the applicable discounts and market value at December 31, 2013) shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $10.00 (after reverse stock split) per share. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis.  Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split.  Further, the authorized but unissued Series A will not adjust as a result of any reverse split.  As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 181,714,134 shares of common stock outstanding as of December 31, 2013 of which 181,683,564 shares are held by non-affiliates.  Further, the Company has outstanding convertible notes in the face value of $5,861,182 which may be converted into 9,730,928,333 (using the applicable discounts and market value at December 31, 2013) shares of common stock.  Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”).  As such, you should expect a significant number of such shares of common stock to be sold.  Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline.  In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.  In addition, shareholders on January 30, 2013 approved the increase of our authorized shares from five billion to twenty billion.  On June 14, 2013, the Company approved a reverse stock split of 1-500 shares of common stock that became effective for trading on July 1, 2013.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2013, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On October 1, 2013, Beanpot Broadcastng Corp., d/b/a WXRV-FM. commenced a lawsuit in the state of Massachusetts to recover past due amounts owed by us for rendered independent sales contracting services.  The claim was for $15,500 for past due services, $4,169 in service charges, $363 for prejudgment interest and $200 court costs for a total of $20,232.  The total $20,232 amount was already recorded on our records.   On November 15, 2013, the Trial Court of Massachusetts entered a judgment for the plaintiff (“Beanpot”) for the total $20,232.  Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

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

On February 13, 2014, Pavilion Law Center LLC (landlord) commenced a lawsuit in the state of Florida to recover past due rents including late fees and interest in the amount of $23,192.  On March 3, 2014, we agreed to a settlement of $28,290 (including court costs and attorney fees) which this total amount has been recorded in our records.  We paid pay 50% of the amount in March, 2014, and the other 50% is to be paid by on April 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended December 31, 2013, the Company issued a total of 163,299,588 shares of common stock for the conversions of $441,315 of principal of convertible notes payable and $96,743 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments.  No additional consideration was given for these conversions by the note holders.  The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3. Defaults on Senior Securities

As of December 31, 2013, the Company was in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000.  These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009.  The company is working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and will extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

Item 4.  Mine Safety Disclosures - None

Item 5. Other Information

See Note 8 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Document Description	Incorporated by Reference	Filed Herewith
(2)(1)	Agreement and Plan of Merger dated September 14, 2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(1)(iv-2)	Certificate of Amendment to the Certificate of Incorporation	(27)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(30)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred	(26)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted- Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted Exhibit A in Exhibit (10)(1) – (a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 –Exhibit A in Exhibit (10)(8) – (b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 – Exhibit C in Exhibit (10)(1) –(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007 – Exhibit D in Exhibit (10)(1) –(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007 – Exhibit E in Exhibit (10)(1) – (a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1) – (a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 – Exhibit B in Exhibit (10)(8) –(b)	(1)
(10)(10)	Waiver and Consent dated January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement, dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note, August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note With Nutraceutical Discoveries, Inc. – August, 2008 and February 2010	(11)
(10)(17)	Form of Modification, Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008 –Exhibit C in Exhibit (10)(19) –(c)	(11)
(10)(20)	Form of Note, September 2008- Exhibit A in Exhibit (10)(19) –(c)	(3)
(10)(21)	Form of Class A and Class B Warrant, September 2008 – Exhibit B in Exhibit (10)(19) – (c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)

(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement, December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion, and Second Modification, Waiver And Consent Agreement, January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement, Form of Allonge No.1 to January 09 Notes, Form of Warrant, February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant, July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant, January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note, dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 (Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with previous Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10((57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)

(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all Exhibits (forms of note and warrant, escrow agreement, form of legal Option) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(23)
(10)(69)	Promissory Notes June, 2012	(23)
(10)(70)	First Amendment to Lease Agreement May 31, 2012	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued February 22, 2012	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(76)	Form of Registration Rights Agreement dated August 31, 2012	(29)
(10)(77)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(78)	Extension Agreement Dated September 30, 2012	(25)
(10)(79)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(80)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(81)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(82)	Promissory Note November 1, 2012	(25)
(10)(83)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued February 22, 2012	(25)
(10)(84)	Assignment and Escrow Agreement dated November 28, 2012	(29)
(10)(85)	Promissory Note December 1, 2012	(32)
(10)(86)	Assignment and Escrow Agreement dated December 13, 2012	(29)
(10)(87)	Promissory Note January 1, 2013	(32)
(10)(88)	Assignment and Escrow Agreement date January 8, 2013	(32)
(10)(89)	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock January 9, 2013	(29)
(10)(90)	Submission of Matters to a Vote of Security Holders to Approve Increase in Authorized Shares for Common Stock to Twenty Billion Shares and to Decrease Par Value of Common Stock and Preferred Stock from $.001to $.00001 plus Ratification of the 2013 Equity Incentive Plan- January 29, 2013	(28)
(10)(91)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(29)
(10)(92)	Promissory Note February 1, 2013	(32)
(10)(93)	Form of New Office Lease Agreement, Commencing February 1, 2013	(28)
(10)(94)	Allonge No.4 dated December 6, 2012 to Secured Note Issued February 22, 2012	(29)
(10)(95)	Allonge No.5 dated December 13, 2012 to Secured Note Issued February 22, 2012	(29)
(10)(96)	Allonge No. 6 dated January 14, 2013 to Secured Note Issued February 22, 2012	(29)
(10)(97)	Allonge No. 7 dated February 15, 2013 to Secured Note Issued February 22, 2012	(29)
(10)(98)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(99)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013	(32)
(10)(100)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013	(32)
(10)(101)	Form of Consolidated Note at February 21, 2013	(32)
(10)(102)	Convertible Note for Services Provided at February 21, 2013	(32)
(10)(103)	Promissory Note March 1, 2013	(32)
(10)(104)	Promissory Note April 1, 2013	(32)
(10)(105)	Assignment and Escrow Agreement April 9, 2013	(32)
(10)(106)	Reserved for possible future use (no document filed)
(10)(107)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that Approved the Amendment of the Company’s Certificate of Incorporation to Effect a Reverse Stock Split of a ratio of One-For-500 Subject to RegulatoryApproval. (to be effective July 1, 2013)	(31)

(10)(108)	Promissory Note May 1, 2013	(32)
(10)(109)	Promissory Note June 1, 2013	(32)
(10)(110)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(111)	Assignment and Escrow Agreement June 5, 2013	(32)
(10)(112)	Promissory Note June 7, 2013	(32)
(10)(113)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2012	(32)
(10)(114)	Promissory Note July 1, 2013	(32)
(10)(115)	Debt amendments for extension of maturity dates to December 31, 2014	(32)
(10)(116)	Allonge No. 11 dated July 23, 2013 to Secured Note Issued February 22, 2012	(33)
(10)(117)	Promissory Note August 1, 2013	(33)
(10)(118)	Allonge No. 12 dated August 8, 2013 to Secured Note Issued February 22, 2012	(33)
(10)(119)	Promissory Note September 1, 2013	(34)
(10)(120)	Form of Approval of Grant of Stock Options at September 13, 2013	(34)
(10)(121)	Allonge No. 13 dated September 18, 2013	(34)
(10)(122)	Promissory Note October 1, 2013	(34)
(10)(123)	Allonge No. 14 dated October 28, 2013	(34)
(10)(124)	Promissory Note November 1, 2013	(34)
(10)(125)	Allonge No. 15 dated November 15, 2013	(34)
(10)(126)	Promissory Note December 1, 2013	(34)
(10)(127)	Form of Promissory Notes between December 23 and 24, 2013	(34)
(10)(128)	Promissory Note January 1, 2014	(34)
(10)(129)	Promissory Note February 1, 2014	(34)
(10)(130)	Allonge No. 16 dated February 11, 2014	(34)
(10)(131)	Promissory Note March 1, 2014	(34)
(10)(132)	Form of Promissory Note March 24, 2014		X
(14)	Code of Ethics	(6)
(21)	Subsidiaries of Registrant	(1)
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14 (a)/ 15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

(1)	previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
(2)	previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
(3)	previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
(4)	previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-0005)
(5)	previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)	previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
(7)	previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(8)	previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-2857)
(9)	previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(10)	previously filed with the Commission on July 21, 2010 as an exhibit to the Company’s Form 8-K (SEC Accession No. 0001213900-10-002955)
(11)	previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(12)	previously filed with the Commission on May 9, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002409)
(13)	previously filed with the Commission on May 10, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002431)
(14)	previously filed with the Commission on June 1, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003038)
(15)	previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)
(16)	previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession No. 0001213900-11-003662)
(17)	previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001313900-11-003757)
(18)	previously filed with the Commission on August 22, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-004667)
(19)	previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)

(20)	previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(21)	previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22)	previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)
(23)	previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(24)	previously filed with the Commission on August 28, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-004963)
(25)	previously filed with the Commission on November 19, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-006345)
(26)	previously filed with the Commission on January 10, 2013 as an exhibit to Form 8-K (SEC Accession No. 0001213900-13-000118)
(27)	previously filed with the Commission on January 28, 2013 as Appendix A to Definitive 14C (SEC Accession No. 0001213900-13-000370)
(28)	previously filed with the Commission on January 30, 2013 as an item and exhibit to Form 8-K (SEC Accession No. 0001213900-13-000407)
(29)	previously filed with the Commission on February 19 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-000797)
(30)	previously filed with the Commission on May 14, 2013 as Appendix A Definitive 14C (SEC Accession No. 0001213900-13-002476)
(31)	previously filed with the Commission on July 1, 2013 as a Form 8-K (SEC Accession No. 0001213900-13-003367)
(32)	previously filed with the Commission on July 15, 2013 as an exhibit to Form 10-K (SEC Accession No. 0001213900-13-003610)
(33)	previously filed with the Commission on August 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-004654)
(34)	previously filed with the Commission on March 19, 2014 as an exhibit to Form 10-Q (SEC Accession No.0001213900-14-001532)

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
Date: April 14, 2014

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer