Form 10-K/A
period 2013-03-31
Attitude Drinks Inc.
filed 2014-06-25
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 2

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

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This amendment Number 2 on Form 10-K/A amends the Annual Report on Form 10-K/A Amendment 1 for the fiscal year ended March 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on January 30, 2014.  The Registrant is filing the amendment for the purpose of providing additional disclosures and restatement tables.

The Report of Independent Public Accounting Firm for Meeks International, LLC, Note 3 (i) –Financial Statements  and Note 6 – Convertible Notes Payable are the only sections that are being amended by this Amendment 2.  The Company has not otherwise modified or updated disclosures presented in this March 31, 2013 Form 10-K except to reflect the effects of the restatements.  This Amendment No. 2 does not reflect events occurring after the original filing date of the March 31, 2013 Form 10-K on July 15, 2013 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatements.  Information not affected by the restatements is unchanged and reflects the disclosures made at the time of the original filing of the March 31, 2013 Form 10-K.  Accordingly this Amendment No. 2 should be read in conjunction with the March 31, 2013 Form 10-K, the March 31, 2013 Form 10-K/A Amendment 1 that was filed on January 30, 2014 and the Company’s filings with the SEC subsequent to the filing of the March 31, 2013 Form 10-K.

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

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2013 and 2012 are contained on Pages F-1 to F-60 which follows.

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

ATTITUDE DRINKS INCORPORATED
(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: June 24, 2014	By:	/s/ Roy G. Warren
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

Derivative financial instruments, as defined in the FASB Accounting Standards Codification, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement. Derivative financial instruments may be free-standing or embedded in other financial instruments. Further, prior to February 21, 2013, derivative financial instruments were measured at fair value and recorded as liabilities or, in rare instances, assets. Fair value represents the price at which the property would change hands between a hypothetical willing and able buyer and a hypothetical willing and able seller acting at arm’s length in an open and unrestricted market, when neither is under compulsion to buy or sell and when both have reasonable knowledge of the relevant facts.

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments, prior to February 21, 2013, were required to be carried as derivative liabilities, at fair value, in our financial statements as we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believed that fair value measurement of the various hybrid convertible promissory notes financing arrangements prior to February 21, 2013 provided a more meaningful presentation of that financial instrument.

At February 21, 2013, the Company consolidated all previous outstanding notes into a completely new consolidated note per debt holder as well as exchanged all applicable warrants through the issuance of new convertible notes. We continued the use of valuation of the hybrid fair value treatment with no bifurcation for the results reported in the Form 10-K for the fiscal year ended March 31, 2013 that was filed on July 15, 2013.  Subsequent to this filing, our auditors and we found a need to restate certain valuation related information for the January through March, 2013 activities due to the fact that our previous outside valuators used an incorrect interest and conversion rates for our convertible notes payable liability calculations.  Since the language of the new February 21 2013 convertible notes payable was changed and based on input from our new outside new valuation firm, we changed our valuation model to a new accounting treatment in which the embedded derivatives are separated from the debt host and recorded as derivative liabilities at fair value. These derivative liabilities will need to be marked-to market each quarter with the change in fair value recorded in the profit/loss statement. We used a lattice model that values the convertible notes based on a probability weighted scenario model and future projections of the various potential outcomes.  In sum, all embedded derivatives were bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.

Note 3 - Significant Accounting Policies (continued):

(i)       Financial Instruments (continued):

The table below reflects the changes made for each applicable line in the Balance Sheet and Statement of Operations for the restatements needed to correct the use of the wrong interest and conversion rates for the months of January through March, 2013 as well as the change to the new lattice valuation model.  No changes were needed for filings prior to March 31, 2013.

		3/31/2013
CHANGES IN FINANCIAL STATEMENTS	3/31/2013	Form 10-K
	Form 10-K	Amendment 1	Variance
Balance Sheet:

CURRENT LIABILITES:
Derivative liabilities	2	5,232,150	(5,232,148)	(A)
Convertible notes payable	250,000	100,000	150,000	(A)

TOTAL CURRENT LIABILIITES	7,343,426	12,425,574	(5,082,148)

NON-CURRENT LIABILITIES:
Convertible notes payable	9,451,652	5,310,290	4,141,362	(A)&(B)
Less: Discount on convertible notes payable	-	(4,679,689)	4,679,689	(A)

CONVERTIBLE NOTES PAYABLE-NET OF CURRENT PORTION	9,451,652	630,601	8,821,051

STOCKHOLDERS' DEFICIT:
Additional paid-in capital	18,736,010	18,686,258	49,752	(A)&(B)
Deficit accumulated	(35,330,484)	(31,541,829)	(3,788,655)	(A)&(B)

TOTAL STOCKHOLDERS' (DEFICIT)	(16,594,200)	(12,855,297)	(3,738,903)

Statement of Operations:

OTHER INCOME (EXPENSE):
Derivative income (expense)	244,155	(141,235)	385,390	(A)&(B)
Loss on extinguishment of debt	(2,022,451)	(2,838,522)	816,071	(B)
Interest and other fiancina costs	(2,671,921)	2,318,195	(4,990,116)	(A)&(B)
Total Other Income (Expense)	(4,450,415)	(661,760)	(3,788,655)

LOSS BEFORE PROVISION FOR INCOME TAXES	(6,813,934)	(3,025,279)	(3,788,655)	(A)&(B)

NET LOSS	(6,813,934)	(3,025,279)	(3,788,655)	(A)&(B)

Basic loss per common share	-	$(0.56)	$0.56	(A)&(B)

Diluted loss per common share	-	$(0.56)	$0.56	(A)&(B)

(A) Change to new valuation lattice model for consolidated convertible notes payable as of February 21, 2013
(B) Corrections for use of incorrect interest and conversion rates for notes payable liability calculations

Fair Value of Financial Instruments - Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

Note 3 - Significant Accounting Policies (continued):

(i)       Financial Instrument (continued):

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

Note 3 - Significant Accounting Policies (continued):

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

Note 6 – Convertible Notes Payable:

During February 21, 2013, the debt holders of the convertible note payables agreed to surrender and convert their outstanding face value of convertible note payables for a total of $5,020,944 by entering into an exchange agreement with the Company to consolidate various convertible note issuances into one new consolidated note per debt holder.  These new consolidated notes have a maturity date of February 21, 2015 with an interest rate of 4% and in no way contain the same terms and criteria from the surrendered notes.  All new notes have the same terms and a conversion price per share which shall be equal to seventy-five (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the Principal Market for the twenty days preceding a conversion date but in no event greater than $0.02$10.00 (before and after reverse stock split).  In addition, the holders of Series A warrants entered into a second exchange agreement also on February 21, 2013 whereas the warrant holders surrendered to the Company their total warrant holdings of 212,501,323/425,003 (before and after reverse stock split) Class A Common Stock Purchase Warrants through the issuance by the Company of a total of $350,000 in new convertible notes.  Both the $5,020,944 and $350,000 amounts were combined and issued into one new consolidated note to each applicable debt holder. No accrued interest payable amounts were added to these new notes. Any new convertible notes issued after this date (other than allonges) will not be included in these new consolidated notes.  Since these new consolidated notes contained new language as compared to the previous notes, we needed to use a different valuation model for applicable valuations, derivatives and fair market value.  In order to determine the fair market value, we analyzed the various securities agreements and exchange agreements, compared the Company to comparable companies to determine industry factors for volatility, growth and future financing, developed a lattice model that valued the convertible notes on a probability weighted scenario model  as well as future projections of the various potential outcomes and valued the convertible notes at issuance and at the end of the reporting period to account for the derivative liability.   Based on our analysis in determining the proper accounting treatment and valuation as set forth in the Statement of  Financial Accounting Standard ASC 820-10-35-37 (Fair Value in Financial Instruments), Statement of Financial Accounting Standard ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task (“EITF”) For Issue No. 00-10 and  EITF 07-05, the embedded derivatives will be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability.  The single compound embedded derivative features valued include the variable conversion feature, and the value of these embedded derivatives for the convertible notes will be treated as a liability. These derivative liabilities will need to be marked-to-market each quarter with the change in fair value to be recorded in the profit/loss statement.

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

Prior to the February 21, 2013 consolidation of the various notes per debt holder, referenced in Footnote 6 (a) through (t), into one consolidated note per debt holder, the Company valued the entire hybrid instrument at fair value based on our analysis as set forth in the Statement of Financial Accounting Standards No. 155 (Accounting for Certain Hybrid Financial Instruments).  However, once all notes per debt holder were consolidated into a single new note with different terms, we changed our valuation model to a lattice model based on our analysis as set forth in the Statements of Financial Accounting Standard  ASC 820-10-35-37 (Fair Value in Financial Instruments) and  ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task Force (“EITF”) for Issue 00-19 and EITF 07-05 whereas the embedded derivatives were bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value .

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