Form 10-Q/A
period 2013-06-30
Attitude Drinks Inc.
filed 2014-06-25
CIK 1416183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

EXPLANATORY NOTE

This amendment Number 2 on Form 10-Q/A amends the Quarterly Report on Form 10-Q/A Amendment Number 1 for the quarter ended June 30, 2013, which the Registrant previously filed with the Securities and Exchange Commission (SEC) on March 3, 2014. The Registrant is filing the amendment for the purpose of providing additional disclosures and restatement tables.

Note 1 (f) Financial Instruments and Note 4(a) Covertible Notes Payable – February 21, 2013 Consolidated Convertible Notes are the only sections that are being amended by this Amendment 2. This Amendment No. 2 does not reflect events occurring after the original filing date of the June 30, 2013 Form 10-Q on August 19, 2013 and Form 10-K/A on January 30, 2014 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein with respect to the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the June 30, 2013 Form 10-Q. Accordingly this Amendment No. 2 should be read in conjunction with the June 30, 2013 Form 10-Q, the June 30, 2013 Form 10-Q/A Amendment 1 and the Company’s filings with the SEC subsequent to the filing of the March 31, 2013 Form 10-K that was filed on July 15, 2013, the March 31, 2013 Form 10-K/A Amendment 1 that was filed on January 30, 2014 and the March 31, 2013 Form 10-K/A Amendment 2 that was filed on June 24 , 2014.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments, prior to February 21, 2013, were required to be carried as derivative liabilities, at fair value, in our financial statements as we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative.  We believed that fair value measurement of the various hybrid convertible promissory notes financing arrangements prior to February 21, 2013, provided a more meaningful presentation of that financial instrument.

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

The table below reflects the changes made for each applicable line in the Balance Sheet and Statement of Operations for the restatements needed to correct the use of the wrong interest and conversion rates for the months of April through June, 2013 as well as the change to the new lattice valuation model.

Note 1.   Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(f)           Financial Instruments (continued):

		6/30/2013
CHANGES IN FINANCIAL STATEMENTS	6/30/2013	Form 10-Q
	Form 10-Q	Amendment 1	Variance
Balance Sheet:

CURRENT LIABILITES:
Accrued liabilities	5,064,490	5,064,486	4	(A)
Derivative liabilities	1	4,795,280	(4,795,279)	(A)
Convertible notes payable	46,250	212,000	(165,750)	(A)

TOTAL CURRENT LIABILIITES	7,198,624	12,159,649	(4,961,025)

NON-CURRENT LIABILITIES:
Convertible notes payable	9,454,926	5,398,135	4,056,791	(A)&(B)
Less: Discount on convertible notes payable	-	(4,475,558)	4,475,558	(A)

CONVERTIBLE NOTES PAYABLE-NET OF CURRENT PORTION	9,454,926	922,577	8,532,349

STOCKHOLDERS' DEFICIT:
Additional paid-in capital	19,191,596	18,934,315	257,281	(A)&(B)
Deficit accumulated	(35,675,530)	(31,846,925)	(3,828,605)	(A)&(B)

TOTAL STOCKHOLDERS' (DEFICIT)	(16,483,597)	(12,912,273)	(3,571,324)

Statement of Operations:

OTHER INCOME (EXPENSE):
Derivative income (expense)	(121,749)	-	(121,749)	(A)&(B)
Interest and other fiancina costs	210,915	129,116	81,799	(A)&(B)
Total Other Income (Expense)	89,166	129,116	(39,950)

LOSS BEFORE PROVISION FOR INCOME TAXES	(345,046)	(305,096)	(39,950)	(A)&(B)

NET LOSS	(345,046)	(305,096)	(39,950)	(A)&(B)

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

Note 4.   Convertible Notes Payable (continued):

(a)           February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 (after reverse stock split) Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 (after reverse stock split) Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these individual consolidated notes contain different terms, maturity dates and conversion criteria from the previously surrendered notes and supersede any note criteria from the surrendered note instruments.These notes have a maturity date of February 21, 2015 and an interest rate of 4%. The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00 (after reverse stock split). Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $341,636 in principal and $132,279 in accrued interest were converted into shares of common stock from February 21, 2013 through June 30, 2013. In addition, three allonges (allonge #8 for $71,500 dated April 11, 2013, allonge #9 for $88,000 dated June 5, 2013 and allonge #10 for $88,000 dated June 21, 2013) were added into these consolidated notes.

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

ATTITUDE DRINKS INCORPORATED (Registrant) Date: June 25, 2014

/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/s/ Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer