Form 10-K
period 2014-03-31
Attitude Drinks Inc.
filed 2015-02-13
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes ☐ No ☒

The issuer's gross revenues for its most recent fiscal year were $202,994.

The aggregate market value of the voting stock held by non-affiliates of the issuer on February 2, 2015, based upon the $.0004 per share close price of such stock on that date, was $301,099 based upon 752,746,659 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of January 5, 2015 was 752,777,229 shares.

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

On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI.  Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock.  The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer.  Accordingly, the financial information presented in the financial statements is that of ADCI as adjusted to give effect to any difference in the par value of the issuer’s and the accounting acquirer’s stock with an offset to capital in excess of par value.  The basis of the assets, liabilities and retained earnings of ADCI, the accounting acquirer, has been carried over in the recapitalization.  On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 712 U.S. Highway 1, North Palm Beach, Florida 33408. The telephone number is 561-227-2727.  Our company’s common stock shares (PINX: ATTD) began trading in June 2008.  Our fiscal year ends on March 31.

Nature of Business

Currently, our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

The Business

From 2001 to 2007, we were a shell corporation, whose principal business was to locate and consummate a merger with an ongoing business which occurred on September 19, 2007.  Once the merger was completed, we developed our first product which was a “healthful” energy drink called VisViva™. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans.  This additive blend provided a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks.  Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina. We stopped the production and sale of the VisViva™ product during 2010 and will consider reintroducing this product as a “focus drink” in late 2014 or 2015. Our second product which is branded as “Phase III® Recovery” is a milk-based protein drink which is available in chocolate and vanilla flavors with expectation to produce a banana flavor in 2014. Our co-packer for our dairy based product is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York.  As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

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

Other products to be considered in the future will be Blenders™ ‘Meal on the Move’ which will be a lactose free milk based meal replacement in various flavors.  This product is expected to be developed and marketed in 2015, depending on available capital.

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

Production Contracts/Administration

Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc.  On December 16, 2008, the Company signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our latest product, Phase III® Recovery and future new dairy-based products.  The manufacturer shall manufacture, package and ship such products.  The Company pays for all shipping of the products F.O.B., the facility, as title of the products is passed to the receiver once products are delivered and received on premise.

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

Market Analysis

While there may be more current information, the most recent data that we have analyzed is informative. According to data from Chicago based Mintel, the sports drink category grew 30 percent from $5.4 billion to nearly $7 billion between 2008 and 2013. The growth was driven by advertising and new product lines from brands between 2010 and 2012. Sports drinks face increasing competition from other beverage categories offering consumers increasingly comparable functionality. Mintel stated that sports drinks carry a positive health perception, with 39 percent of sports drink consumers viewing the beverage as a healthy alternative to carbonated soft drinks (“CSD’s”) or juices. Twenty-four percent of parents also indicated giving their children sports drinks as a replacement for CSD’s or juices. Functional claims are expanding across food and drink categories as brands seek to differentiate themselves from the competition, and consumers seek added value for their shopping dollars. Look for many more variations in flavor claims, packaging and messaging as ways for brands in this category to grow.

Chicago based Euromonitor noted that the U.S. sports drink market began to slow in 2012 and was essentially flat in 2013. The category has been subject to a confluence of external pressures with consumers open to exiting the category— for other hydration-focused packaged beverages which favor our Phase III® Recovery products. Euromonitor International continued to report that consumers have shied away from high-sugar, high-calorie packaged beverages over the past two years but despite the pressure they are facing from these outside categories, sports drinks still have opportunities to re-engage consumers as there is considerable opportunity for ‘natural’ alternative recovery and hydration beverages.

When it comes to sports drinks, two brands are synonymous with the category: Gatorade and Powerade. According to Siselk Purchasek, New York based PepsiCo Inc.’s Gatorade brand and Atlanta-based The Coca Cola Co,’s Powerade brand accounted for 96 percent of the category for the 52 weeks ending November 3, 2013. For the non-aseptic sports drink segment, the two accounted for 99 percent in IRI-measured channels ending March 23, 2014. Gatorade makes up 78 percent of that share. Although Gatorade makes up the majority, Powerade has gained traction over the years.

Sports drinks aren’t the only ready-to-drink (RTD) beverages that consumers are turning to in order to support their active, healthy lifestyles. According to Chicago-based The NPB Group’s “Protein Perceptions and Needs” report, 78 percent of U.S. consumers say that protein is important for a healthy diet. However, they are split on what the best sources of protein are, with half naming non-meat sources and the other half naming meat. Those non-meat sources included eggs, yogurt, nuts and seeds, but consumers also are finding favor in protein drinks. Smaller than the sports drinks category, nutritional drinks, including meal replacement beverages, accounted for less than half of the sales of sports drinks in 2013 at $3.2 billion, according to Mintel’s January report “Nutritional and Performance Drinks – US.” Even smaller than that was protein drinks, with $2.1 billion in sales in 2013; however, this is a 51.2 percent increase from 2011 when sales were $1.4 billion the report notes: “Protein RTDs within the sports nutrition category are growing strongly,” says Euromonitor’s Chris Schmidt, consumer health analyst. Their push into mainstream retailers and an increasing focus on lifestyle and functional nutrition branding – as opposed to hardcore sports recovery – along with the glowing praise heaped on protein by the popular media, is driving growth in both relatively mature and emerging markets.” Schmidt notes that Euromonitor defines protein drinks as beverages that contain 20 or more grams of protein and are positioned for sports performance and recovery. Schmidt notes that although RTD protein drinks have gained a bigger following n the past few years, the segment appeals more to everyday consumers versus hard-core athletes because of the price difference compared with protein powders.

Due to limited capital, we are not able to purchase the most updated data, but we consider the following information as very informative about the beverage industries. The CSP (convenience store/petroleum) recently released their “2012 Category Management Handbook.” In their release and according to the Nielsen Co. and Dr. Pepper Snapple Group, Inc., the Sports Drinks category represented 9.2% of the nonalcoholic beverages sector for the 52 weeks ended January 28, 2012. In addition and according to the Symphony/IRI Group, the Sports Drinks category reflected increases in unit sales in 2011 as follows: food – 9.6%; drug -10.4%; and convenience stores – 12.9%. In fact the pace of sports-drink sales increases held steady in 2011, with dollars up nearly 10% and units up almost 13%. In the last quarter of the year, the pace actually accelerated.

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

Market Segment Strategy

As we have operated for nearly seven years, our future strategy will be to develop our products in the two fast growing segments: sports recovery and functional milk. We produced our first product, VisViva™ which is an energy drink; however, that product has been tabled for now. Phase III® Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two to three fiscal years, depending on available capital.

We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, thus our response to consumer interest and demand with our dairy based product, “Phase III® Recovery” that was introduced in early 2010.

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

Based on available capital, strong emphasis will be placed on public relations initiatives in an effort to capture and maintain consumer awareness. Validation of the advanced science behind each introduced brand will provide clear and reliable messaging behind each functional line. Carefully developed and executed focus groups will also be conducted, designed to raise awareness about the true functionality and lifestyle enhancement offered with each innovative line.  We plan to focus on gorilla and grass roots marketing programs, investing in sponsorships and spokespeople in venues of competitive sports activities.  This strategy allows promoters to develop brand essence, communicate directly with spectators and participants and promote trial with consumers directly. This marketing approach, best executed by the Red Bull energy drink brand, escapes the filters that consumers use to reduce messaging. When executed properly, as Red Bull has, this technique defines the brand image while consumers embrace the branding as trend setting entertainment. In addition, we intend to continue participating in nationwide events and programs supporting the unique causes.

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

Employees

As of March 31, 2014, we currently have eight full time employees. Four of these individuals are employed at the corporate office with one sales representative in New York and, three sale representatives in Florida.

Research and Development

Over the last two years, the Company spent approximately $5,205 and $2,425, respectively, on research and development activities related to the Phase III® Recovery products. All costs were borne by the Company.

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

On September 20, 2013, James N. Fuller, Jr. commenced a lawsuit in the state of Florida to recover past due amounts owed by us for rendered independent sales contracting services. The claim was for $18,300 plus filing fee of $460. The $18,300 was already recorded on our records. Due to lack of adequate capital financing, we have not been able to make any payments. We expect to resolve that matter as soon as practical.

On October 1, 2013, Beanpot Broadcasting Corp. d/b/a WXRV-FM, commenced a lawsuit in the state of Massachusetts to recover past due amounts owed by us for rendered independent sales contracting services. The claim was for $15,500 for past due services, $4,169 in service charges, $363 for prejudgment interest and $200 court costs for a total of $20,232. The total $20,232 amount was already recorded on our records. On November 15, 2013, the Trial Court of Massachusetts entered a judgment for the plaintiff (“Beanpot”) for the total $20,232. Due to the lack of adequate capital financing, we have not been able to make any payments. We expect to resolve this matter as soon as practical.

On November 27, 2013, we received an order of the court from The Trial Court of Massachusetts Small Claims Session, to attend a hearing on December 12 2013 about a small claims amount of $5,000 from Marshfield Broadcasting Company, Inc. to recover past due amounts. A total of $5,500 was already recorded our records. On December 31, 2013, a judgment in the amount of $5,238 was entered in favor of Marshfield Broadcasting Inc. No payments have been made as we will resolve this matter as soon as practical.

On February 4, 2014, Philip Terrano commenced a lawsuit in the state of Florida to recover past due amounts owed by us for past compensation in the amount of approximately $17,000. We disagree with this amount as our records reflect a total amount owed of $6,974. On May 28, 2014, we entered into a settlement agreement with Terrano to pay him a total of $11,000, to be remitted 60 days of the effective date of this agreement. Due to a lack of capital financing, we expect to address this matter as soon as we can.

On June 9, 2014, North Palm Beach Broadcasting Company d/b/a/ WSVU-AM Radio filed a lawsuit in the state of Florida to recover past due services owed by us in the amount of $22,000 that is due with interest. We do not agree with that amount as we did make various payments in 2013 that totaled $8,000. We are working with that party to arrive at a mutual agreeable outstanding amount if any. We do not have any other outstanding balance that is recorded on our records. On August 6, 2014, we received a Default Final Judgment from Palm Beach County Circuit Court in Florida for a total amount of $23, 411. We are still contesting that amount and will resolve the matter as soon as possible.

On June 26, 2014, Innerworkings, Inc. filed a lawsuit in the state of Florida to recover past due services owed by us in the amount of $5,039 that is due with interest. This same amount has already been recorded on our records. We expect to address this issue as soon as practical.

On November 11, 2014, C.A. Courtesy Demos, Inc. commenced a lawsuit in the state of Florida to recover past due amounts owed by us for rendered services. The claim was for $5,803. We do not agree with this amount and have not recorded this amount on our records as services were supposed to be rendered, but a hurricane in the northeastern section of the United States occurred at that given time. We expect to resolve this matter as soon as practical.

On November 20, 2014, Pavilion Law Center, LLC filed a motion in the circuit court of Palm Beach County, Florida to enforce a settlement agreement for past due fees. We are contesting some of the amounts and will resolve this matter as soon as practical.

ITEM 4- Mine Safety Disclosures – (None)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock market price

The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol ATTD.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at October 31, 2014 was 6,678.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Source is NASDAQ.COM:

QUARTER	HIGH STOCK PRICE	LOW STOCK PRICE

Fiscal year – 2012/2013 (adjusted for reverse stock split)

First Quarter	$1.70	$0.50
Second Quarter	$0.50	$0.25
Third Quarter	$0.50	$0.05
Fourth Quarter	$0.20	$0.05

Fiscal year – 2013/2014

First Quarter	$0.10	$0.05
Second Quarter	$0.05	$0.002
Third Quarter	$0.0024	$0.0005
Fourth Quarter	$0.003	$0.0008

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

Securities Authorized for Issuance under Equity Compensation Plans

Sale of Unregistered Securities

Quarter Ended March 31, 2014

During January, 2014, we issued a promissory convertible note dated January 1, 2014 in the principal amount of $25,000 as payment of the January, 2014 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012. We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of May 31, 2015 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date. The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. No conversions have been made for this note.

During February, 2014, we issued a promissory convertible note dated February 1, 2014 in the principal amount of $25,000 as payment of the February, 2014 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012. We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of June 30, 2015 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date. The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. No conversions have been made for this note.

On February 11, 2014, we entered into an allonge number 16 to a secured note held by Alpha Capital Anstalt which was issued February 22, 2012 in the amount of $55,000 less a finder’s fee of $5,000 for net proceeds received in the amount of $50,000.

During March, 2013, we issued a promissory convertible note dated March 1, 2014 in the principal amount of $25,000 as payment of the March, 2013 consulting services provided by Southridge Partners II, LP pursuant to the Consulting Agreement entered on July 19, 2012. We received no cash proceeds. The principal of this note is payable at the option of the holder at any time after the maturity date of July 31, 2015 in shares of the Company’s common stock. The note is not subject to interest and is convertible into shares of common stock in denominations of ten thousand dollars ($10,000) and integral multiples thereof, provided that the number of shares to be issued upon conversion is a minimum of 3,000. The note may be converted into common stock at a conversion price equal to the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock as reported by Bloomberg, LP or, if not so reported, as reported on the over-the-counter market, for the five (5) trading days ending on the trading day immediately before the relevant conversion date. The holder of this note may not convert this note to the extent such conversion would result in excess of 9.99% of the then issued and outstanding shares of common stock held by such holder. No conversions have been made for this note.

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

During the three months ended March 31, 2014, the Company did not issue any new shares of common stock, mainly due to the Company’s hold on conversions while the Company was restating its Form 10-K for March 31, 2013 and its Form 10-Q for June 30, 2013.

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

We completed research and development work in developing our latest dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) months long shelf life. We started to sell this new product in February, 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles. The primary target for Phase III Recovery® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels. Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in late 2014 or early 2015, depending upon available capital.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition. This board is helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks. Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

We plan to initially focus on the largest markets for beverages in the eastern United States.  We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets and will support them, based on available capital, with field representatives to assure sufficient shelf compliance.  Regional distributors have lost four major beverage lines in the last couple of years including Monster Energy (moved to Anheuser Bush), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola, and the V-8 brands (now distributed by Coca-Cola).  We will develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own storage system.

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

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. However, certain of our convertible debt obligations totaling $5,991,182 are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

Increase in Authorized Shares and Reverse Stock Split

The state of Delaware approved on January 30, 2013 the increase in our authorized shares of common stock from five billion (5,000,000,000) to twenty billion (20,000,000,000). As such, we are reflecting the twenty billion number in our financial statements for the year ended March 31, 2014 and March 31, 2013.

We implemented a 1-for-500 reverse stock split on July 1, 2013. This change occurred before the release of our March 31, 2013 audited financial statements. As such, we restated all applicable financial data throughout this report for the year ended March 31, 2013 for proper disclosure and comparability purposes.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2014, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.  However, in the past, we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative for all of our previous convertible notes up to February 21, 2013 when we issued new consolidated exchange convertible notes under different terms and language.  We believed that fair value measurement of the hybrid convertible promissory notes arising from our various financing arrangements provided a more meaningful presentation of that financial instrument; however, as just previously mentioned on February 21 2013, we consolidated all the past outstanding convertible notes into new consolidated exchange notes that contained different language and eliminated many of the toxic elements listed in the old convertible notes.

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

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company’s evaluation determined that there is no restatement impact on the Company’s financial statements.

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

In January, 2013, the Financial Accounting Standards Board issued an ASU that contained amendments to apply to derivatives accounted for in accordance with Topic 815, Derivative and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These amendments should be applied for fiscal years beginning on or after January 1, 2013 and interim periods within those annual periods. The Company has implemented such procedures for its convertible notes issued at February 21, 2013 and any other issued convertible notes payable subsequent to that date.

In February, 2013, the Financial Accounting Standard Board issued an ASU that contained amendments that provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. These amendments will be effective for fiscal periods and interim periods within those years beginning after December 15, 2013. The effect of adoption will have a minimum impact on the Company.

RESULTS OF OPERATIONS

Revenues

Consolidated Revenues

	For The Years Ended March 31,
	2014	2013	$ Change	% Change
Revenues	$202,994	$445,488	$(242,494)	-54.4%
Less slotting expense	(875)	(2,625)	1,750	-66.7%
Less sales returns and allowances	(11,535)	(37,961)	26,426	-69.6%
Less discounts	(8,002)	(15,085)	7,083	47.0%
Net Revenues	$182,582	$389,817	$(207,235)	-53.2%

All revenues were generated in the United States. The decrease in our revenues for the year ended March 31, 2014 as compared to the prior year ended March 31, 2013 is the result of decreased customer accounts mainly for our Phase III® Recovery products in the Florida Walgreens’ stores.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time.  A component of our growth plan includes increasing penetration in the large store channel which may be subject to future slotting fees.  We recorded a total of $875 for slotting fees for the year ended March 31, 2014 and $2,625 for slotting fees for the year ended March 31, 2013.

Based on available capital, we plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our “Phase III® Recovery” drink to new markets in the 2014 calendar year, increasing our internal sales force, securing additional national distributors, expanding our products offering, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

Consolidated Product and Shipping Costs	For The Years Ended March 31,
	2014	2013	$ Change	% Change
Product costs	$137,373	$307,907	$(170,534)	-55.4%
Shipping costs	22,119	38,164	(16,045)	-42.0%
Inventory obsolescence	4,999	8,874	(3,875)	-43.7%
Repackaging costs	148	887	(739)	-83.3%
Total costs	$164,639	$355,832	$(191,193)	-53.7%

The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the year ended March 31, 2014 were less than the year ended March 31, 2013 mainly due to the lower sales of the Phase III® Recovery product.

Operating Expenses	For The Years Ended March 31,
	2014	2013	$ Change	% Change
Salaries, taxes and employee benefit costs	$883,306	$1,220,287	$(336,981)	-27.6%
Marketing and promotion	52,659	205,036	(152,377)	-74.3%
Consulting fees	312,500	202,111	110,389	54.6%
Professional and legal fees	196,071	247,082	(51,011)	-20.6%
Travel and entertainment	30,632	58,198	(27,566)	-47.4%
Product development costs	5,205	2,425	2,780	114.6%
Stock compensation expense	26,997	99,504	(72,507)	-72.9%
Other overhead expenses	257,990	362,861	(104,871)	-28.9%
Total operating expenses	$1,765,360	$2,397,504	$(632,144)	-26.4%

Salaries, taxes and employee benefit costs

For the year ended March 31, 2014, total expenses of $883,306 were lower by $336,981 over last year’s comparable figures of $1,220,287 mainly due to fewer employees and no further corrections for prior years’ salary lock-out agreements.

Marketing and promotion

For the year ended March 31, 2014, we incurred total marketing and promotion costs of $52,659 as compared to $205,036 for the year ended March 31, 2013 for a decrease of $152,377 or 74.3%. This decrease was due primarily to the decision to spend fewer marketing dollars for the year ended March 31, 2014 due to limited resources and capital.

Consulting fees

Consulting fees of $312,500 for the year ended March 31, 2014 were $110,389 or 54.6% higher than last year’s figures mainly due to the use of an outside financial services consulting firm for a full year ended March 31, 2014 as compared to a partial year for the year ended March 31, 2013.

Professional and legal fees

These costs related to the use of outside legal, accounting and auditing firms. Total costs for the year ended March 31, 2014 of $196,071 were $51,011 lower than the previous year’s comparable costs of $247,082 mainly due to lower legal requirement costs.

Travel and entertainment

These costs decreased over the prior year ending March 31, 2013 by $27,566 mainly due to decreased travel activities by fewer sales employees and consultants due to limited capital and promotional spending for new markets.

Stock compensation expense

For the year ended March 31, 2014, we recorded stock compensation expense of $26,997 for the issuance of 10,000,000 fully vested non-qualified common stock options as compared to $99,504 for the issuance of common stock mainly for services rendered by professional athletes to promote our products for the year ended March 31, 2013.

Other operating expenses

The other operating expenses decreased by $104,871 or 28.9% over the prior year mainly due to decreased investor relations costs and lower office rent expense due to the move to a new office location. The other main components in this category represent insurance expense and Board of Directors’ fees.

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

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2014 and the twelve months ended March 31, 2013:

	Ended	Ended
	March 31, 2014	March 31, 2013
Our financing arrangements giving rise to derivative financial instruments and the income effects:

Derivative income (expense)	$-	$(43,918)
Day-one derivative losses	-	(97,317)
Total derivative income (expense)	$-	$(141,235)

Total Interest income (expense) arising from fair value adjustments	$3,426,344	$3,105,515
Other interest expense	(1,890,942)	(787,320)
	$1,535,402	$2,318,195

Our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Loss on extinguishment of debt

We recorded a loss on extinguishment of debt for the fiscal year ended March 31, 2013 for $2,838,522 as these costs represent the changes caused to common stock equivalents from certain modifications of terms normally associated with extending the due dates of certain debts, especially for the consolidation of various previous note financings into one set of notes with same terms and a new extension of the due dates to February 21, 2015. There was no loss on extinguishment of debt for the fiscal year ended March 31, 2014 due to no term modifications of existing debt instruments.

Interest and Other Financing Costs:

We recorded interest income for the fiscal year ended March 31, 2014 for $1,535,402 and interest income for $2,318,195 for the year ended March 31, 2013 in connection with our debt obligations at interest rates from 10% to 15%.  The change of $782,793 over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $1,492,964 and $513,301for the years ended March 31, 2014 and March 31, 2013, respectively.

Net Loss

We reported a net loss for the year ended March 31, 2014 of $212,015 and a net loss of $3,025,279 for the year ended March 31, 2013.  The majority of the expenses for the year ended March 31, 2014 related to salary related costs, consulting fees, professional and legal fees and recognition of interest income reflecting the changes in the fair value of the convertible debts. Most of the costs incurred in the prior year ended March 31, 2013 related to salary related costs, marketing and promotion costs for promotion of our Phase III® Recovery drink, consulting fees, professional and legal fees and recognition of interest income reflecting changes in the fair value of the convertible debts.

Loss per Common Share Applicable to Common Stockholders

The Company’s basic and diluted loss per common share applicable to common stockholders for the period ended March 31, 2014 was $(0.00), and the basic and diluted loss per common share for the period ended March 31, 2013 was $(0.56). Because the Company experienced a net loss for the period ended March 31, 2014, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the period ended March 31, 2014 and 2013 were 102,827,957 and 5,374,096, respectively for the basic and diluted loss calculation.

LIQUIDITY AND CAPITAL RESOURCES

Being a company with less than seven years of operations, we have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year.  Ultimately, our ability to continue is dependent upon the achievement of profitable operations.  We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts.  There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability or receive adequate funding for new product research and development activities.  These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

On August 22, 2012, we executed a $75,000 allonge #1 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received the full $75,000 amount on the same date. The total outstanding amount including the allonge is $250,000.

On October 18, 2012, we executed a $150,000 allonge #2 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $135,000 as $15,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $400,000.

On November 9, 2012, we executed a $135,000 allonge #3 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $125,000 as $10,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $535,000.

On December 6, 2012, we executed a $165,000 allonge #4 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $150,000 as $15,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $700,000.

On December 13, 2012, we executed a $165,000 allonge #5 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $150,000 as $15,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $865,000.

On January 14, 2013, we executed a $220,000 allonge #6 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $200,000 as $20,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,085,000.

On February 15, 2013, we executed a $40,000 allonge #7 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $35,000 as $5,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,125,000.

On April 11, 2013, we executed a $71,500 allonge #8 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $65,000 as $6,500 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,196,500.

On June 5, 2013, we executed an $88,000 allonge #9 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $80,000 as $8,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,284,500.

On June 7, 2013, we entered into a promissory note with conversion rights with outside legal counsel (Jeffrey Stein) for past due services in the amount of $37,000. This note is not subject to any interest rate and is payable on June 7, 2014. The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on this convertible note payable.

On June 21, 2013, we executed an $88,000 allonge #10 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $80,000 as $8,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,372,500.

On July 23, 2013, we executed an $82,500 allonge #11 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $75,000 as $7,500 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,455,000.

On August 8, 2013, we executed an $110,000 allonge #12 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $100,000 as $10,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,565,000.

On September 18, 2013, we executed an $110,000 allonge #13 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $100,000 as $10,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,675,000.

On October 28, 2013, we executed a $55,000 allonge #14 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,730,000.

On November 15, 2013, we executed a $55,000 allonge #15 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee. The total outstanding amount is $1,785,000.

From December 19, 2013 through December 24, 2013, we entered into four non-convertible promissory notes with the following accredited investors: Centaurian Fund - $12,500; Alpha Capital - $15,005; Tarpon Bay Partners - $5,000; and Whalehaven Capital - $13,000. These amounts are due December 31, 2014 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holders surrendering the same. No service charge will be made for such registration or transfer or exchange.

On February 11, 2014, we executed a $55,000 allonge #16 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee. The total outstanding amount including all allonges is $1,840,000.

On March 24, 2014, we entered into three non-convertible promissory notes with the following accredited investors: Centaurian Fund - $15,000; Southridge Partners II LP - $20,000; and Whalehaven Capital - $15,000. These amounts are due February 28, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holders surrendering the same. No service charge will be made for such registration or transfer or exchange.

All of the net proceeds from the above new financings were used for working capital purposes.

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

On August 8, 2012, we issued 4,950,000 shares of common stock to outside professional athletes as part of an endorsement athletic contract.

Information about our cash flows

	For The Year Ended
	March 31,	March 31,
	2014	2013
Cash provided by (used in):

Operating activities	$(732,940)	$(1,223,677)

Investing activities	$(4,365)	$(11,028)

Financing activities	$750,505	$1,110,000

For the year ended March 31, 2014, we reported a net loss of $212,015 which was affected by recording the fair value adjustment of the convertible notes for $3,359,968, offset by the amortization of debt discount for $990,842 as well as changes in accounts payable and accrued expenses for $1,426,981. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of a company vehicle. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for gross proceeds of $810,505.

For the year ended March 31, 2013, we reported a net loss of $3,025,279 which was caused by recording the fair value adjustment of the convertible notes for $3,105,515 offset by derivative expense of $141,235, loss on debt extinguishment for $2,838,522, recording of $99,504 for compensatory stock and changes in accounts payable and accrued expenses for $752,947. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of a company vehicle. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for proceeds of $1,200,000.

Defaults for Short-Term Non-Convertible Loans for the Year Ended March 31, 2014:

At March 31, 2014, two short-term bridge notes for a total of $115,000 were past due. One of these notes is held by one of our Board of Directors and will extend the due date once we locate the other debt holder.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the period ended March 31, 2014:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE TWELVE MONTHS ENDED MARCH 31, 2014

Total Surrendered Outstanding Convertible Notes	$5,020,944
New note issued to shareholder for services	121,327
Warrants Purchase Notes	350,000
$5,492,271

Original						Default	Accrued
New Note	Issue		Default	$ Amount	Interest	Interest	Default
Amounts	Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000	December, 2013	12/31/2014	No	-	None	None	-
$25,000	January, 2013	12/31/2014	No	-	None	None	-
$6,207,271	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000	February, 2013	12/31/2014	No	-	None	None	-
$25,000	March, 2013	12/31/2014	No	-	None	None	-
$25,000	April, 2013	12/31/2014	No	-	None	None	-
$25,000	May, 2013	12/31/2014	No	-	None	None	-
$25,000	June, 2013	12/31/2014	No	-	None	None	-
$37,000	June, 2013	6/7/2014	No	-	None	None	-
$25,000	July, 2013	12/31/2014	No	-	None	None	-
$25,000	August, 2013	12/31/2014	No	-	None	None	-
$25,000	September, 2013	1/31/2015	No	-	None	None	-
$25,000	October, 2013	2/28/2015	No	-	None	None	-
$25,000	November, 2013	3/31/2015	No	-	None	None	-
$25,000	December, 2013	4/30/2015	No	-	None	None	-
$25,000	January, 2014	5/31/2015	No	-	None	None	-
$25,000	February, 2014	6/30/2015	No	-	None	None	-
$25,000	March, 2014	7/31/2015	No	-	None	None	-

$6,644,271

SHORT-TERM BRIDGE LOANS (a)

$60,000	April 14, 2008	Past due	Yes (c)	$60,000		15%	$43,857
$55,000	August 5, 2008	Past due	Yes (c)	$55,000		15%	$56,848
$115,000	Total amount past due			$115,000			$100,705

(a)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of March 31, 2014, we had a total shareholders’ deficit of $12,335,519 and a working capital deficit of $12,266,740, compared to a total shareholders’ deficit of $12,855,297 and a working capital deficit of $12,264,236 at March 31, 2013. Cash and cash equivalents were $20,615 as of March 31, 2014 as compared to $7,415 at March 31, 2013. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At March 31, 2014, we were in default on certain of our short-term bridge notes.

At March 31, 2014, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder which we have been doing for some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. Further, we have secured convertible notes outstanding totaling $5,991,182 in principal face value at March 31, 2014. Although we have been able to extend the maturity dates of the consolidated convertible notes payable to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%. As of March 31, 2014, we are not in default in our convertible notes payable as most of them have a maturity date of February 21, 2015.

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

There is currently a limited public market for our common stock. Our common stock has been listed for trading on the OTC Pink. We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value and may not be indicative of the market price for the shares in the future.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of March 31, 2014, we had issued and outstanding options and warrants that may be exercised into 10,058,376 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $5,991,182 and accrued interest payable of $1,254,729 which together may be converted into 5,661,645,817shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis. Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split. Further, the authorized but unissued Series A will not adjust as a result of any reverse split. As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 181,714,134 shares of common stock outstanding as of March 31, 2014 of which 181,683,564 shares are held by non-affiliates. Further, the Company has outstanding convertible notes in the face value of $5,991,182 which may be converted into 4,677,544,706 shares of common stock. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. On June 14, 2013, the Company approved a reverse stock split of 1-500 shares of common stock that became effective for trading on July 1, 2013.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2014 and 2013 are contained on Pages F-1 to F-35 which follows.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2014.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of the Company’s internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2014 that constituted material weaknesses, as described below.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended March 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers as of March 31, 2014 are as follows. Our directors serve until their successors are elected and qualified.

Name of Officer and Age		Position with the Company	Year Appointed
Roy Warren	58	Chairman, Chief Executive Officer and President	2007
Michael Edwards	54	Director	2007
H. John Buckman	68	Director	2007
Tommy Kee	65	Chief Financial Officer	2007 2010*

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a) during the most recent fiscal year, there are no late filings.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation for the applicable years with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers, and unpaid amounts have been accrued and reflected as expense:

										Change in
										Pension
										Value &
									Non-equity	Nonqualified
				Earned				(f)	Incentive	Deferred	(h)
	Principal			Salary /		Stock		Option	Plan Comp.	Comp.	All Other
Name	Position	Year		Consulting $	Bonus $	Awards $		Awards $	$	Earnings $	Comp. $	Total $
Roy Warren (g)	CEO	2014	(a)	$220,373	$-	$-		$1,350	$-	$-	$13,459	$235,182
Roy Warren (g)	CEO	2013	(c)	$215,662	$-		(b)	$-	$-	$-	$15,668	$231,330

Tommy Kee (g)	CFO	2014	(d)	$173,644	$-	$-		$4,877	$-	$-	$6,760	$185,281
Tommy Kee (g)	CFO	2013	(e)	$99,851	$-	$-		$-	$-	$-	$11,745	$111,596

(a) For the year ended March 31, 2014, Roy Warren, CEO, earned a salary of $208,373 plus annual director’s fees of $12,000 for a total of $220,373. His base salary is now accrued at the same $208,373 amount, although there is no assurance the Company will have sufficient capital to pay this amount. Of the total $220,373 amount, a total amount of $71,079 was not paid.

(b) For the year ended March 31, 2013, Roy Warren, CEO, received 51 shares of Series A-1 Preferred Stock for past due services as the value of the stock is less than $1.00 (51 preferred shares converted at 6 common shares per preferred share = 306 shares of common stock x market price of $.0003 = $0.09).

(c) For the year ended March 31, 2013, Roy Warren, CEO, earned an income of $165,113. The $215,662 amount reflects his just mentioned earned income plus additional compensation of $38,549 and unpaid annual director’s fees of $12,000. His base salary was accrued at $180,000, although there is no assurance the Company will have sufficient capital to pay this amount.

(d) For the year ended March 31, 2014, Tommy Kee, CFO, earned an annual base salary of $173,644 which is the same amount that is used for his accrual. There is no assurance the Company will have sufficient capital to pay this amount. Of the total earned amount of $173,644, a total amount of $125,289 was not paid.

(e) For the year ended March 31, 2013, Tommy Kee, CFO, earned an annual base salary of $99,851. His 2013 base salary was accrued at $120,000, although there is no assurance the Company will have sufficient capital to pay this amount. The $99,851 amount reflects his salary in which $65,208 was not paid.

(f) This amount represents the aggregate grant date fair value that was computed in accordance with FASB Topic 718 for the grant of non-qualified stock options to Roy Warren, CEO and Tommy Kee, CFO. These options were granted in September, 2013 and have an exercise price of $.004 and vest immediately with an expiration life of five (5) years. The stock options were valued at $.0027 per stock option for Roy Warren (500,000 stock options at $.0027 = $1,350) and the same value of $.0027 per stock option for Tommy Kee (1,806,426 stock options at $.0027 = $4,877).

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

(h) All other compensation figures represent company paid medical insurance for the above named executives.

Outstanding Equity Awards at March 31, 2014

	Option Awards							Stock Awards
Equity
										Equity	Incentive
										Incentive	Plan Awards:
			Equity							Plan Awards:	Market or
			Incentive Plan						Market	Number	Payout Value
			Plan Awards:					Number of	Value of	of Unearned	of Unearned
	Number of	Number of	Number of					Shares or	Shares of	Shares, Units	Shares
	Securities	Securities	Securities					Units of	Units of	or Other	Units or
	Underlying	Underlying	Underlying					Stock That	Stock That	Rights That	Other Rights
	Unexercised	Unexercised	Unexercised	Option		Option		Have Not	Have Not	Have Not	That Have
	Options #	Options #	Unearned	Exercise		Expiration		Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	Options #	Price $		Date		#	$	#	$
Roy Warren, CEO (a) (c)	500,000	500,000	-		(d)		(d)	-	$-	-	$-
Tommy Kee, CFO (b)	1,817,739	1,817,739	-		(e)		(e)	-	$-	-	$-

Total	2,317,739	2,317,739	-					-	$-	-

(a) All 500,000 stock options were granted during September, 2013.

(b) Stock options were granted as follows: 11,313 stock options during December, 2011 and 1,806,426 stock options during September, 2013.

(c) Roy Warren was issued 51 shares of Series A-1 Preferred Stock during the year ended March 31, 2013.

(d) During September 2013. Roy Warren was granted 500,000 non-qualified stock options at an exercise price of $.004 with an expiration date of September 16, 2018.

(e) On March 2009, Tommy Kee was granted 11,313 non-qualified stock options at an exercise price of $10.00 with an expiration date of December 31, 2016 and 1,806,426 non-qualified stock options at an exercise price of $.004 with an expiration date of September 16, 2018.

Director Compensation Table

		(a)
		Fees			Non-equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid In	Stock	Option	Plan Comp.	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
H.John Buckman (b )	2014	$12,000	$1,350	$-	$-	$-	$-	$13,350
	2013	$12,000	$-	$-	$-	$-	$-	$12,000
Mike Edwards ( c )	2014	$12,000	$1,350	$-	$-	$-	$-	$13,350
	2013	$12,000	$-	$-	$-	$-	$-	$12,000

Roy G. Warren, CEO, is the Chairman of the Board of Directors. His director compensation is reported in the Summary Compensation Table.

(a) Each above director is compensated $1,000 per month for their role as directors; however, no cash payments have been made for the year ended March 31, 2014. Roy G. Warren is the only non-independent director. The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments. Total past due director fees are $66,000 for H. John Buckman and $62,792 for Mike Edwards.

(b) In addition to H. John Buckman being a Director, he also is an investor and debt holder of the Company whereas the Company issued him a note payable at face value of $55,000. He also received 22 shares of restricted stock that related to his note payable, 2 shares were issued to him in 2009 for his Director services, and he received 300 shares of restricted stock in November 2009 for his efforts in a financing during that month (total of 324 restricted shares). In September, 2013, he received 500,000 non-qualified stock options at an exercise price of $.004 with immediate vesting. The stock options have a life of five (5) years. We recorded the value of these stock options at $1,350 (500,000 options x $.0027 = $1,350).

(c) In September, 2013, Mike Edwards received 500,000 non-qualified stock options at an exercise price of $.004 with immediate vesting. The stock options have a life of five (5) years. We recorded the value of these stock options at $1,350 (500,000 options x $.0027 = $1,350).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of March 31, 2014 as to:

•	each person known to beneficially own more than 5% of our issued and outstanding common stock
•	each of our directors
•	each executive officer
•	all directors and officers as a group

Except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown

Beneficial Owners

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner (1)	of Beneficial Ownership (1)	Class (2)
Common	Alpha Capital Anstaldt (3)	315,189,428	9.99%
	Pradafant 7
	9490 Furstentums
	Vaduz, Lichetenstein

Common	Southridge Partners II LP (3)	61,328,988	9.99%
	90 Grove Street, Suite 206
	Ridgefield, Connecticut 06877

Common	Roy G. Warren (4)	54,530,548	23.1%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

(1)  Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Percentage calculated from base of 181,714,134 shares of common stock outstanding at March 31, 2014 plus shares subject to convertible debt, convertible accrued interest, or preferred stock currently exercisable or convertible within 60 days of March 31, 2014 that are deemed outstanding for computing the percentage of the person holding such convertible instrument but are not deemed outstanding for computing the percentage of any other person.

(3) This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of common stock, convertible notes and convertible accrued interest.

(4)  Equity listed consists of common stock, preferred stock and stock options to purchase common stock. Due to the Company’s stockholders’ deficit, conversion of the preferred stock cannot be converted at this time.

Management Owners

	Name and Address of	Amount and Nature		Percent of
Title of Class	Beneficial Owner (1)	of Beneficial Ownership (1)		Class (2)
Common	Roy G. Warren (3)	54,530,548		23.10%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

Common	Tommy Kee (4)	1,817,741		Less than 1%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

Common	H. John Buckman (5)	500,324	(5)	Less than 1%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

Common	Mike Edwards (6)	500,002	(6)	Less than 1%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

Common	Executive officers and directors as a group	57,348,615		23.99%

(1)	Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of March 31, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentage calculated from base of 181,714,134 shares of common stock outstanding at March 31, 2014 plus shares subject to options or preferred stock currently exercisable or convertible within 60 days of March 31, 2014 that are deemed outstanding for computing the percentage of the person holding such option but are not deemed outstanding for computing the percentage of any other person.

(3)	The total amount relates to 30,242 shares of common stock, 500,000 non-qualified stock options and 54,000,306 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock and 51 shares of Series A-1 Preferred Stock (conversion of 6 common shares to 1 preferred share)

(4)	Represents 1,817,739 non-qualified stock options and 2 shares of common stock

(5)	Includes 324 shares of common stock and 500,000 non-qualified stock options

(6)	Represents 2 shares of common stock and 500,000 non-qualified stock options

Changes in Control

None

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company issued aggregate notes of $100,000 ($50,000 in October 2007 and $50,000 in February 2008) to Roy Warren, the Company’s CEO, an accredited investor with whom the Company entered into subscription agreements for 10% convertible notes. Roy Warren assigned the $100,000 notes to another party. During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred, convertible into 54,000,000 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered. We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares vote with the common stock at a rate of 6 votes per share (54,000,000 total votes). During the quarter ended March, 31, 2013, 51 shares of Series A-1 Preferred, convertible into 306 shares of common stock at the option of the holder, were granted to Roy Warren for services rendered. We recorded a non-cash expense for $0.09 which is based on the then market price of $0.0003 per common share times the convertible stock equivalents (51 preferred shares x 6 = 306 common stock equivalents).

H. John Buckman is a board director of the company and is a debt holder of the company of a note payable at the face value of $55,000.  He also received 22 shares of restricted stock that related to this note payable, 3 shares of restricted stock for being a Director and 300 shares of restricted stock for his services related to a November 2009 financing (total of 325 shares of restricted stock). He also received 500,000 non-qualified stock options at an exercise price of $.004 with full vestment as the life of the stock options is five (5) years.

Director Independence

H. John Buckman and Mike Edwards are independent directors as defined by Rule 10A-3 of the Exchange Act under NASDAQ rules. Roy G. Warren is not independent as he is an officer of the Company.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2014 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were approximately $36,000.. We have accrued expected audit fees for the year ended March 31, 2014 in the amount of $40,000.  Total audit fees for the previous year ended March 31, 2013 were approximately $56,000.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and therefore the board considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2013-2014 were approved by the Chairman of the Board prior to the engagement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statement of Cash flows

2. Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and are filed as part of this Form 10-K,

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14,2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(1)(iv-2)	Certificate of Amendment to the Certificate of Incorporation	(27)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(30)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and and Preferences of the Series A Convertible Preferred	(26)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with Schedule of other documents omitted-Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents omitted -Exhibit A in Exhibit (10)(1)-(a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 - Exhibit A in Exhibit (10)(8)-(b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 - Exhibit C in Exhibit (10)((1)-(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007-Exhibit D in Exhibit (10)(1))-(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007-Exhibit E in Exhibit (10)(1)-(a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1)-(a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 - Exhibit B in Exhibit (10)(8)-(b)	(1)
(10)(10)	Waiver and Consent January 8, 2008	(1)

(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note with Nutraceutical Discoveries, Inc. - August, 2008 and February, 2010	(11)
(10)(17)	Form of Modification Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008-Exhibit C in Exhibit (10)(19)-(c)	(11)
(10)(20)	Form of Note September 2008-Exibit A in Exhibit A in Exhibit (10)(19)-(c)	(3)
(10)(21)	Form of Class A and B Warrant- September 2008 - Exhibit B in Exhibit (10)(19)-(c)	(3)
(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent Agreement December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement, Form of Legal Opinion and Second Modification Waiver and Consent Agreement , January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement Form of Allonge No. 1 to January 09 Notes, Form of Warrant February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to March 09 Notes, Form of Warrant July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 ((Exhibits A-B (Form of Note and Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement) filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September 30, 2010 filed June 1, 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinions and lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with previous Landlord dated January 26, 2011	(12)

(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all exhibits (forms of note and warrant), escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 to include cap table, all exhibits (forms of note and warrant), escrow agreement, forms of legal opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)
(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10)(57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all exhibits (forms of note and warrant, escrow agreement, forms of legal Opinion) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(23)
(10)(69)	Promissory Notes June, 2012	(23)
(10)(70)	First Amendment to Lease Agreement May 31, 2012	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued March, 2009	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(76)	Form of Registration Rights Agreement dated August 31, 2012	(29)
(10)(77)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(78)	Extension Agreement Dated September 30, 2012	(25)
(10)(79)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(80)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued March, 2009	(25)
(10)(81)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(82)	Promissory Note November 1, 2012	(25)
(10)(83)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued March, 2009	(25)
(10)(84)	Assignment and Escrow Agreement dated November 28, 2012	(29)
(10)(85)	Promissory Note December 1, 2012	(32)

(10)(86)	Assignment and Escrow Agreement dated December 13, 2012	(29)
(10)(87)	Promissory Note January 1, 2013	(32)
(10)(88)	Assignment and Escrow Agreement dated January 8, 2013	(32)
(10)(89)	Amendment to the Certificate of Designation of the Relative Rights and Preferences of the Series A Convertible Preferred Stock January 9, 2013	(29)
(10)(90)	Submission of Matters to a Vote of Security Holders to Approve Increase in Authorized Shares for Common Stock to Twenty Billion Shares and to Decrease Par Value of Common Stock and Preferred Stock from $.001 to $.00001 plus Ratification of the 2013 Equity Incentive Plan-January 29, 2013	(28)
(10)(91)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(29)
(10)(92)	Promissory Note February 1, 2013	(32)
(10)(93)	Form of New Office Lease Agreement, Commencing February 1, 2013	(28)
(10)(94)	Allonge No. 4 dated December 6, 2012 to Secured Note Issued March, 2009	(29)
(10)(95)	Allonge No. 5 dated December 13, 2012 to Secured Note Issued March, 2009	(29)
(10)(96)	Allonge No. 6 dated January 14, 2013 to Secured Note Issued March, 2009	(29)
(10)(97)	Allonge No. 7 dated February 15, 2013 to Secured Note Issued March, 2009	(29)
(10)(98)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(99)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013	(32)
(10)(100)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013	(32)
(10)(101)	Form of Consolidated Note at February 21, 2013	(32)
(10)(102)	Convertible Note for Services Provided at February 21, 2013	(32)
(10)(103)	Promissory Note March 1, 2013	(32)
(10)(104)	Promissory Note April 1, 2013	(32)
(10)(105)	Assignment and Escrow Agreement April 9, 2013	(32)
(10)(106)	Reserved for possible future use (no document filed)
(10)(107)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that Approved the Amendment of the Company's Certificate of Incorporation to Effect a Reverse Stock Split of a ratio of One-For-500 Subject to Regulatory Approval (to be effective July 1, 2013)	(31)
(10)(108)	Promissory Note May 1, 2013	(32)
(10)(109)	Promissory Note June 1, 2013	(32)
(10)(110)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(111)	Assignment and Escrow Agreement June 5, 2013	(32)
(10)(112)	Promissory Note June 7, 2013	(32)
(10)(113)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(114)	Promissory Note July 1, 2013	(32)
(10)(115)	Debt amendments for extension of maturity dates to December 31, 2014	(32)
(10)(116)	Allonge No. 11 dated July 23, 2013 to Secured Note Issued February 22, 2013	(33)
(10)(117)	Promissory Note August 1, 2013	(33)
(10)(118)	Allonge No. 12 dated August 8, 2013 to Secured Note Issued February 22, 2013	(33)
(10)(119)	Promissory Note September 1, 2013	(34)
(10)(120)	Form of Approval of Grant of Stock Options at September 13, 2013	(34)
(10)(121)	Allonge No. 13 dated September 18, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(122)	Promissory Note October 1, 2013	(34)
(10)(123)	Allonge No. 14 dated October 28, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(124)	Promissory Note November 1, 2013	(34)
(10)(125)	Allonge No. 15 dated November 15, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(126)	Promissory Note December 1, 2013	(34)
(10)(127)	Form of Promissory Notes between December 23 and 24, 2013	(34)

(10)(128)	Promissory Note January 1, 2014	(34)
(10)(129)	Promissory Note February 1, 2014	(34)
(10)(130)	Allonge No. 16 dated February 11, 2014 to Secured Note Issued February 22, 2013	(34)
(10)(131)	Promissory Note March 1, 2014	(34)
(10)(132)	Form of Promissory Note March 24, 2014	(35)
(10)(133)	Promissory Note April 1, 2014		X
(10)(134)	Promissory Note April 30, 2014		X
(10)(135)	Promissory Note May 1, 2014		X
(10)(136)	Allonge No. 17 dated May 2, 2014 to Secured Note Issued February 22, 2013		X
(10)(137)	Convertible Note dated May 13, 2014 issued to LG Capital Funding LLC		X
(10)(138)	Promissory Note June 1, 2014		X
(10)(139)	Form of Promissory Note dated June 11, 2014 - four investors		X
(10)(140)	Promissory Note July 1, 2014		X
(10)(141)	Allonge No. 18 dated July 11, 2014 to Secured Note Issued February 22, 2013		X
(10)(142)	Promissory Note July 31, 2014		X
(10)(143)	Promissory Note August 1, 2014		X
(10)(144)	Promissory Note August 21, 2014		X
(10)(145)	Promissory Note August 29, 2014		X
(10)(146)	Promissory Note September 1, 2014		X
(10)(147)	Promissory Note September 17. 2014		X
(10)(148)	Form of Promissory Note September 30. 2014 - two investors		X
(10)(149)	Promissory Note October 1, 2014		X
(10)(150)	Promissory Note November 1, 2014		X
(10)(151)	Promissory Note November 19, 2014		X
(10)(152)	Promissory Note December 1, 2014		X
(10)(153)	Class A Common Stock Purchase Warrant-Attitude Drinks Incorporated	(36)
(10)(154)	Form of Convertible Note	(36)
(10)(155)	Non-Circumvention-No-Shop Agreement	(36)
(10)(156)	Confidentiality, Non-solicitation and Noncompetition Agreement	(36)
(10)(157)	West Hartford WOB, LLC Amended & Restated Operating Agreement	(36)
(10)(158)	Joint Venture Agreement	(36)
(10)(159)	Form of Secured Convertible Note-Attitude Beer Holding Co.	(36)
(10)(160)	Escrow Agreement	(36)
(10)(161)	Form of Class A Common Stock Purchase Warrant-Attitude Beer Holding Co.	(36)
(10)(162)	Guaranty	(36)
(10)(163)	Form of Security Agreement	(36)
(10)(164)	Securities Purchase Agreement	(36)
(10)(165)	Promissory Note dated December 19, 2014		X
(10)(166)	Convertible Note dated December 19, 2014		x
(10)(167)	Promissory Note January 1, 2015		x
(10)(168)	Form of Convertible Note January 14, 2015		x
(10)(169)	Form of Convertible Note and Class A Purchase Warrant dated January 23, 2015		x
(10)(170)	Promissory Note dated February 1, 2015		X
(14)	Code of Ethics	**

(21)	Subsidiaries of Registrant	*
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X

*	previously filed with the Commission on December 13, 2007 as an exhibit to Form SB-2 (SEC Accession Number 0001144204-07-067319)
**	previously filed with the Commission on August 14, 2009 as an exhibit to Form 10-K (SEC Accession Number 0001213900-09-002104)

(1)	previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
(2)	previously filed with the Commission on February 14, 2008 as Exhibit 10.3 to Form 10-Q (SEC Accession Number 0001144204-08-008934)
(3)	previously filed with the Commission on November 19, 2008 as an exhibit to Form 10-Q (SEC Accession Number 0001144204-08-0063995)
(4)	previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-0005)
(5)	previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(6)	previously filed with the Commission on August 14, 2009 as Exhibit 14.1 to Form 10-K (SEC Accession No. 0001213900-09-002104)
(7)	previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(8)	previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-002857)
(9)	previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(10)	previously filed with the Commission on July 21, 2010 as an exhibit to the Company's Form 8-K (SEC Accession No. 0001213900-10-002955)
(11)	previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(12)	previously filed with the Commission on May 9, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002409)
(13)	previously filed with the Commission on May 10, 2011 as an exhibit to Form S-K/A (SEC Accession No. 0001213900-11-002431)
(14)	previously filed with the Commission on June 1, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003038)
(15)	previously filed with the Commission on July 6, 2011 as an exhibit to Form 10-Q/A (SEC Accession No. 0001213900-11-003542)
(16)	previously filed with the Commission on July 14, 2011 as an exhibit to Form 10-K (SEC Accession No. 0001213900-11-003662)
(17)	previously filed with the Commission on July 20, 2011 as an exhibit to Form 8-K (SEC Accession No. 0001213900-11-003757)
(18)	previously filed with the Commission on August 22, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-004667)
(19)	previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)
(20)	previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(21)	previously filed with the Commission on February 24, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-000890)
(22)	previously filed with the Commission on April 5, 2012 as an exhibit to Form 8-K (SEC Accession No. 0001213900-12-001638)
(23)	previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(24)	previously filed with the Commission on August 28, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-004963)
(25)	previously filed with the Commission on November 19, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-006345)
(26)	previously filed with the Commission on January 10, 2013 as an exhibit to Form 8-K (SEC Accession No. 0001213900-13-000118)
(27)	previously filed with the Commission on January 28, 2013 as Appendix A to Definitive 14C (SEC Accession No. 0001213900-13-000370)
(28)	previously filed with the Commission on January 30, 2013 as an item to Form 8-K (SEC Accession No. 0001213900-13-000407)
(29)	previously filed with the Commission on February 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-000797)
(30)	previously filed with the Commission on May 14, 2013 as Appendix A Definitive 14C (SEC Accession No. 0001213900-13-002476)
(31)	previously filed with the Commission on July 1, 2013 as a Form 8-K (SEC Accession No. 0001213900-13-003367)
(32)	previously filed with the Commission on July 15, 2013 as an exhibit to Form 10-K (SEC Accession No. 0001213900-13-0003610)
(33)	previously filed with the Commission on August 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-004654)
(34)	previously filed with the Commission on March 19, 2014 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-14-001532)
(35)	previously filed with the Commission on April 15, 2014 as an exhibit to From 10-Q (SEC Accession No. 0001213900-14-002397)
(36)	previously filed with the Commission on December 31, 2014 as a Form 8-K (SEC Accession No. 0001144204-14-076573)

(a)	This exhibit is referenced in the October 23, 2007 Subscription Agreement.
(b)	This exhibit is referenced in the January 8, 2008 Subscription Agreement.
(c)	This exhibit is referenced n the September 29, 2008 Subscription Agreement.
(d)	Schedule 9(s) for Lockup Agreement Providers, referenced in the exhibit index to the Subscription Agreement, was not included in this Subscription Agreement because this schedule was not assembled or produced although Exhibit E, Form of Lock Up Agreement, was included in the Subscription Agreement.

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

ATTITUDE DRINKS INCORPORATED

(Registrant)

ATTITUDE DRINKS INCORPORATED

Date: February 13, 2015	By:	/s/ Roy G. Warren
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
Name

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Attitude Drinks Incorporated

We have audited the accompanying balance sheet of Attitude Drinks Incorporated as of March 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Attitude Drinks Incorporated at March 31, 2014, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Attitude Drinks Incorporated will continue as a going concern. As more fully described in Note 2, the Company had an accumulated deficit at March 31, 2014, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ John Scrudato CPA

Califon, New Jersey
January 5, 2015

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

/s/Thomas Howell Ferguson P.A.

Tampa, Florida

January 23, 2014

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	March 31,2014	March 31, 2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,615	$7,415
Accounts receivable less allowance for doubtful accounts of $16,007 at March 31, 2013	1,422	27,092
Inventories less allowance for obsolescence of $44,107 at March 31, 2014	30,090	101,721
Prepaid expenses	2,873	25,110
TOTAL CURRENT ASSETS	55,000	161,338

FIXED ASSETS, NET	25,491	28,858

OTHER ASSETS:
Trademarks, net	4,834	4,786
Deposits and other	896	5,896
TOTAL OTHER ASSETS	5,730	10,682

TOTAL ASSETS	$86,221	$200,878

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,667,615	$1,632,378
Accrued liabilities	5,733,308	5,008,571
Derivative liabilities	1,993,393	5,232,150
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	5,891,182	100,000
Less: Discount on convertible notes payable	(3,511,738)	-
Non-convertible notes payable	411,517	316,012
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,321,740	12,425,574

NON-CURRENT NOTES PAYABLE
Convertble notes payable	100,000	5,310,290
Less: Discount on convertible notes payable	-	(4,679,689)
CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	100,000	630,601

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 181,714,134 and 18,414,546 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively	1,817	184
Additional paid-in capital	19,416,418	18,686,258
Deficit accumulated	(31,753,844)	(31,541,829)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,335,519)	(12,855,297)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$86,221	$200,878

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2014	2013

REVENUES:
Net revenues	$182,582	$389,817
Product and shipping costs	(164,639)	(355,832)
GROSS PROFIT	17,943	33,985

OPERATING EXPENSES:
Salaries, taxes and employee benefits	883,306	1,220,287
Marketing and promotion	52,659	205,036
Consulting fees	312,500	202,111
Professional and legal fees	196,071	247,082
Travel and entertainment	30,632	58,198
Product development costs	5,205	2,425
Stock compensation expense	26,997	99,504
Other operating expenses	257,990	362,861
Total Operating Expenses	1,765,360	2,397,504

LOSS FROM OPERATIONS	(1,747,417)	(2,363,519)

OTHER INCOME (EXPENSE):
Derivative income (expense)	-	(141,235)
Loss on extinguishment of debt	-	(2,838,522)
Loss on asset abandonment	-	(198)
Interest and other financing costs	1,535,402	2,318,195
Total Other Income (Expense)	1,535,402	(661,760)

LOSS BEFORE PROVISION FOR INCOME TAXES	(212,015)	(3,025,279)

Provision for income taxes	-	-

NET LOSS	$(212,015)	$(3,025,279)

Basic loss per common share	$-	$(0.56)

Diluted loss per common share	$-	$(0.56)

Weighted average common shares outstanding - basic	102,827,957	5,374,096

Weighted average common shares outstanding - diluted	102,827,957	5,374,096

See accompanying notes to consolidated financial statements

 ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2012	9,000,000	$9,000	854,047,952	$854,048	$13,634,608	$(28,516,550)	$(14,018,894)
Conversions of debt to common stock	-	-	8,348,275,282	8,348,275	(4,258,399)	-	4,089,876
Issuance of common stock for services rendered	-	-	4,950,000	4,950	94,050	-	99,000
Issuance of Series A-1 Preferred Stock	51	-	-	-	-	-	-
Reduction of par value to $.00001	-	(8,910)	-	(9,115,200)	9,124,110	-	-
Reclass for reverse stock split	-	-	(9,188,858,688)	(91,889)	91,889	-	-
Net loss	-	-	-	-	-	(3,025,279)	(3,025,279)
Balance, March 31, 2013	9,000,051	$90	18,414,546	$184	$18,686,258	$(31,541,829)	$(12,855,297)
Conversions of debt to common stock	-	-	163,299,588	1,633	703,163	-	704,796
Issuance of stock options	-	-	-	-	26,997	-	26,997
Net loss	-	-	-	-	-	(212,015)	(212,015)
Balance, March 31, 2014	9,000,051	$90	181,714,134	$1,817	$19,416,418	$(31,753,844)	$(12,335,519)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASHFLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2014	2013

CASH FLOWS (USED) BY OPERATING ACTIVITIES:
Net loss	$(212,015)	$(3,025,279)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,685	27,118
Compensatory stock and warrants	26,997	99,504
Issuance of convertible notes for past due services	262,000	325,000
Bad debt expense	(16,007)	15,190
Derivative expense/(income)	-	141,235
Fair value adjustment of convertible note	(3,359,968)	(3,105,515)
Loss on debt extinguishment	-	2,838,522
Amortization of debt discount	990,842	513,301
Loss on disposal of fixed assets	-	198
Changes in operating assets and liabilities:
Accounts receivable	41,677	1,613
Prepaid expenses and other assets	27,237	43,375
Inventories	71,631	156,775
Deferred revenue	-	(7,661)
Accounts payable and accrued liabilities	1,426,981	752,947
Net cash (used) in operating activities	(732,940)	(1,223,677)

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
Purchase of equipment	(3,910)	(10,902)
Trademarks	(455)	(126)
Net cash (used) in investing activities	(4,365)	(11,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	715,000	950,000
Proceeds from short-term bridge loans payable	95,505	250,000
Repayment of notes	(60,000)	(90,000)
Net cash provided by financing activities	750,505	1,110,000

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	13,200	(124,705)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,415	132,120

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,615	$7,415

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASHFLOWS (CONTINUED)

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2014	2013

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Payment of financing fees with issuance of new notes payable	$-	$325,000

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

We implemented a 1-for-500 reverse stock split on July 1, 2013. We have restated all applicable financial information for both years ended March 31, 2014 and 2013.

Note 2 -             Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $31,753,844 and negative cash flows from operations and has a significant working capital deficiency in the amount of $12,266,740 at March 31, 2014. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During 2015, the Company plans to file a registration statement to provide working capital as needed to increase operations and sales efficiencies through the need to implement sales and marketing programs to increase awareness of the Company’s products as well as to pay for slotting fees for certain retail channels of revenues. The Company plans to increase its sales, primarily by significantly increasing its sales force and partnering with new distributors, as well as offering new products in the next twelve months.  The Company’s margins are expected to improve as a result of increased sales, expected economies of scale due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads.  However, the Company expects to reduce its dependency on third party financing during the next twelve months.  There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability.  Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

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

(e)               Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market.  Further, the Company’s inventories are perishable.  The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis.  The components of inventories as of March 31, 2014 and March 31, 2013 are below:

	March 31, 2014	March 31, 2013

Finished goods (a)	$30,090	$101,721

Total inventories	$30,090	$101,721

(a) Net of reserve for obsolescence for $44,107 for March 31, 2014

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

(g)              Trademarks:

Trademarks are being amortized on a straight-line basis over fifteen years.  The following table summarizes the components of the Company’s trademarks:

	March 31, 2014	March 31, 2013

Trademark costs	$32,151	$31,696
Less accumulated amortization	(27,317)	(26,910)
Total Trademarks - Net	$4,834	$4,786

Amortization expense amounted to $407 and $20,620 for the years ended March 31, 2014 and March 31, 2013, respectively. We recorded an additional $18,723 in trademark amortization expense in the total $20,620 expense for the impairment of unamortized trademarks that are currently not used for the year ended March 31, 2013.

Note 3 -              Significant Accounting Policies (continued):

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

(i)                Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification, consist of cash, evidence of ownership in an entity and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded the notes payable and derivative financial instruments are more akin to debt than equity.

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments, prior to February 21, 2013, were required to be carried as derivative liabilities, at fair value, in our financial statements as we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believed that fair value measurement of the various hybrid convertible promissory notes financing arrangements prior to February 21, 2013 provided a more meaningful presentation of that financial instrument

Fair Value of Financial Instruments - Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. We believe that the carrying amounts of the financial instruments approximate their respective current fair values due to their relatively short maturities.

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

Note 3 -              Significant Accounting Policies (continued)

(i)                Financial Instruments (continued):

The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

(j)                Revenue Recognition:

The Company recognizes revenue in accordance with the FASB Accounting Standards Codification. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured.  Revenues are recognized pursuant to formal revenue arrangements with the Company’s customers, at contracted prices, when the Company’s product is delivered to their premises, and collectability is reasonably assured. The Company extends merchantability warranties to its customers on its products but otherwise does not afford its customers with rights of return. Warranty costs have been insignificant to date. In determining revenue recognition for products shipped to this customer, the Company follows the guidance in ASC 605, “Revenue Recognition” (“ASC 605”). For any products which are shipped are under a “pay on scan” model (none for 2014 and 2013), revenue is deferred by the Company until such time as the customer sells through such products to the end consumer. .

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did record slotting fees for $875 and $2,625 for the years ended March 31, 2014 and 2013, respectively, which are recorded as reductions to the reported revenues. The Company also engages in other promotional discount programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts and allowances are recorded as reductions to the Company’s reported revenue and were $8,002 and $53,046 for the year ended March 31, 2014 and March 31, 2013, respectively.

(k)                Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales.  These costs amounted to $22,267 and $38,164 for the year ended March 31, 2014 and March 31, 2013, respectively.

(l)                Income Taxes:

We utilize the liability method of accounting for income taxes.  Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.  We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization. The Company’s open tax years are from 2009 through 2014.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  For the year ended March 31, 2014 and 2013, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

(m)               Loss Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2014 and 2013, respectively, potential common shares arising from the our stock warrants, stock options, convertible preferred stock and convertible debt and accrued interest payable amounted to 5,725,704,499 shares for 2014 and 814,506 shares for 2013 and were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Note 3 -              Significant Accounting Policies (continued)

(n)                Recent Accounting Pronouncements Affecting the Company:

In December 2011, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) that provides amendments for disclosures about offsetting assets and liabilities.  The amendments require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. This scope would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, securities borrowing and securities lending arrangements.  The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Disclosures required by the amendments should be provided retrospectively for all comparative periods presented. For the Company, the amendment is effective for fiscal year 2014. The Company’s evaluation determined that there is no restatement impact on the Company’s financial statements.

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

In February, 2013, the Financial Accounting Standard Board issued an ASU that contained amendments that provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligations is fixed at the reporting date. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations and settled litigation and judicial rulings. These amendments will be effective for fiscal periods and interim periods within those years beginning after December 15, 2013. The effect of adoption will have a minimum impact on the Company.

(o)                Advertising Costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the years ended March 31, 2014 and 2013 were $17,732 and $7,135, respectively.

(p)                Concentration of Sales to Certain Clients

During fiscal 2013-2014, the Company had sales to one client that represented 45% of total revenues in the amount of $93,093. There were no outstanding receivables from this entity at March 31, 2014.

Note 4 –             Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2014 and 2013:

	2014	2013

Equipment	$23,580	$19,669
Furniture and fixtures	12,837	12,837
Vehicle	24,382	24,382
Purchased software	827	827
	61,626	57,715
Less: accumulated depreciation	(36,135)	(28,857)
Total Fixed Assets	$25,491	$28,858

Depreciation expense aggregated $7,278 and $6,498 for the year ended March 31, 2014 and 2013, respectively. During the year ended March 31, 2013, we moved our office to another location and wrote off the leasehold improvement of the old office location for gross assets of $3,954 less accumulated depreciation of $3,756 for a net loss of $198 due to abandonment.

Note 5 –             Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2014 and 2013:

	2014	2013

Accrued payroll and related taxes	$3,261,045	$2,770,580
Accrued marketing program costs	580,000	580,000
Accrued professional fees	98,000	74,950
Accrued interest	1,456,904	1,221,671
Accrued board of directors' fees	206,792	170,792
Other expenses	130,567	190,578

Total Accrued Liabilities	$5,733,308	$5,008,571

Note 6 –             Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification (see Note 9 for more details). Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		March 31,	March 31,
		2014	2013
$6,207,271	Convertible Note Financing due February 21, 2015 (a), (1)	$5,554,182	$5,310,290
$400,000	Convertible Note Financing due December 31, 2014 (b), (2)	400,000	100,000
$37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	-
	Less discount on convertible notes (4)	$(3,511,738)	(4,679,689)
$6,644,271	Total convertible notes payable	$2,479,444	$730,601

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

Note 6 –             Convertible Notes Payable (continued):

(2) Monthly retainer fee of $25,000 face value for December, 2012 through March 31, 2014 (total of $400, 000)

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

Long-term Convertible Debt Maturities:

Annual maturities of long-term outstanding convertible debt (face value) as of March 31, 2014 are as follows:

Face Value
Years ending March 31,	$ Amount
2014	$5,891,182
2015	100,000
2016	-
2017	-
2018	-
thereafter	-

$5,991,182

Note 6 –             Convertible Notes Payable (continued):

(a)           February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $652,606 in principal and $153,881 in accrued interest were converted into shares of common stock from February 21, 2013 through March 31, 2014. In addition, nine allonges (allonge #8 for $71,500 dated April 11, 2013, allonge #9 for $88,000 dated June 5, 2013, allonge #10 for $88,000 dated June 21, 2013, allonge #11 for $82,500 dated July 23, 2013, allonge #12 for $110,000 dated August 8, 2013, allonge #13 for $110,000 dated September 18, 2013, allonge #14 for $55,000 dated October 28, 2013, allonge #15 for $55,000 dated November 15, 2013 and allonge #16 for $55,000 dated February 11, 2014 ) were added into these consolidated notes.

Southridge Partners II LP purchased from another debt- holder $100,000 on April 9, 2013 and another $100,000 on June 5, 2013 from these February 21, 2013 notes. These new replacement notes contain the same terms as in the February 21, 2013 consolidated convertible notes. A total of $27,970 to date was converted from the original $100,000 balance, but no conversions have been made on the second $100,000 note.

(b) Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note. From December, 2012 through March, 2014, we issued $25,000 monthly convertible notes for a total of $400,000. All of these notes have maturity dates from December 31, 2014 to July 31, 2015. The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

Note 7 –   Short Term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	March 31, 2014	March 31, 2013

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

Note 7 –   Short Term Bridge Loans (continued):

April 14, 2008 financing:

(a) On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008 plus warrants to purchase (i) 5,000 shares of our common stock and (ii) additional warrants to purchase 5,000 shares of our common stock, representing an aggregate 10,000 shares. We determined that the warrants issued in this financing arrangement meet the conditions for equity classification so we allocated the proceeds of the debt between the debt and the detachable warrants based on the relative fair value of the debt security and the warrants in accordance with the FASB Accounting Standards Codification as the exercise date for these warrants has now expired.

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 5 shares of common stock (warrants have expired)

September 2008	Extend maturity to December 15, 2008	12 shares of restricted stock

January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12 shares of common stock 2)12 shares of restricted stock

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

Note 8 -    Non-convertible Notes Payable:

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

On March 24, 2014, we entered into promissory notes with three current investors in the total principal amount of $50,000. These amounts are due February 28, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2014:

		Fair Value Measurements at March 31, 2014
	Total Carrying Value at March 31, 2014	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion feature liability	$1,993,393	$–	$–	$1,993,393

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

Note 9 –       Derivative Liabilities (continued):

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

As of March 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

Note 10 –              Transactions with Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 50 shares of common at $500.00 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

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

H. John Buckman is a board director of the company and is a debt holder of the company whereas the Company issued him a note payable at the face value of $55,000.   He also received 22 shares of restricted stock that related to this note payable, 3 shares of restricted stock for being a Director and 300 shares of restricted stock for his services related to a November, 2009 financing (total of 325 shares of restricted stock).

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

(b) Common Stock Warrants:

As of March 31, 2014, the Company did not have any outstanding warrants as all of the warrants expired. No warrants were exercised during the fiscal year ended March 31, 2014.

(c) Common Stock:

At March 31, 2014, we had issued and outstanding 181,714,134 shares of common stock of which 30,244 shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Common Stock Issued for the Year Ended March 31, 2014:

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

Note 11. Stockholders’ Deficit (Continued):

(c) Common Stock Issued For the Year Ended March 31, 2014 (Continued):

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

Note 11. Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Year Ended March 31, 2014 (Continued):

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

Note 11 Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Year Ended March 31, 2014 (Continued):

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

(c) Common Stock Issued During the Year Ended March 31, 2013:

These figures were not restated for the reverse stock split that occurred July 1, 2013.

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

Note 11 Stockholders’ Deficit (Continued):

(c) Common Stock Issued During the Year Ended March 31, 2013 (Continued):

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

Note 11. Stockholders’ Deficit (continued):

(c) Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

Note 11. Stockholders’ Deficit (continued):

(c) Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

Note 11. Stockholders’ Deficit (continued):

(c) Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

Note 11. Stockholders’ Deficit (continued):

(c) Common Stock Issued for the Year Ended March 31, 2013 (continued):

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

(d) Compensation and Incentive Plan:

On March 10, 2010, our Board of Directors approved the issuance of 100 stock options to our Scientific Advisory Board at an exercise price of $300.00 that will expire in five (5) years on March 11, 2015. We recorded the full compensation cost of $41,100 for these options in March, 2010. None of these stock options have been exercised. In addition and on the same date, we issued 150 stock options as a retainer for future services from our outside legal counsel at an exercise price of $500.00 in which the options will expire in five (5) years on March 11, 2015. We recorded the full compensation cost of $57,450 for these options in March, 2010. None of these options have been exercised.

On May 25, 2010, a registration that covers the offering of an aggregated 7,500 shares of the Company’s common stock was approved by the Company’s Board of Directors. As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted. During the fiscal year ended March 31, 2011, we issued 6,578 shares of common stock for a total of $161,000 for past due professional services and payroll in which 3,000 shares were returned back to the plan, leaving an available 3,922 shares to be issued in the future

On December 21, 2011, the Company’s Board of Directors approved the issuance of 54,204 non-qualified stock options to certain employees for the return of previously issued shares of common stock that were issued for payment of past due expenses to be effective at December 31, 2011. The stock options have an exercise price of $10.00, full vesting rights and a life of five years. The Board of Directors intends to approve a registration to cover an offering to include these stock options as well as certain other stock options (see below) in 2014/2015. We recognized the full compensation expense of $12,656 at December 31, 2011 by using the Black-Scholes valuation model (27,102,009 -before stock split of 1 for 500 - x $.000467). No options have been exercised.

Note 11. Stockholders’ Deficit (continued):

(d) Compensation and Incentive Plan (continued):

On January 10, 2013, the stockholders holding a majority voting rights of our Common Stock approved the 2013 Equity Incentive Plan by written consent without a meeting in accordance with Delaware Law. This plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 1,000,000 shares of its common stock. The number of shares of common stock available for issuance under this plan shall automatically increase on February 1st of each year for a period of 9 years commencing January 1, 2014 in an amount equal to the lesser of 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or 30,000 shares. Revised number is now 1,030,000 as of March 31, 2014. No stock awards have been granted as of March 31, 2014.

On September 16 2013, the Company’s Board of Directors approved the issuance of 10,000,000 non-qualified stock options to certain employees and the two independent Board Directors. The stock options have an exercise price of $.004, full vesting rights and a life of five years. The Board of Directors intends to approve a registration to cover an offering to include these stock options in 2014/2015. We recognized the full compensation expense of $26,997 by using the Black-Scholes valuation model (10,000,000 x $.0026997). No options have been exercised.

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

A summary of option activity under these stock option plans for the year ended March 31, 2014 is presented below:

			Weighed-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/12	60,180	$0.06	4.66	-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at 3/31/13	60,180	$30.00	3.66	-
Granted	10,000,000	$0.02	4.47	-
Exercised	-	-
Forfeited	-	-
Expired	(1,804)	-

Outstanding at 3/31/14	10,058,376	$0.26	4.46	-

Note 11 –            Stockholders’ Deficit (continued)

(d) Compensation and Incentive Plan (continued):

Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2014.  As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

Note 12 –       Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2014 because there is no certainty that the Company will realize those benefits. The components of the Company's deferred tax assets and liabilities as of  March 31, 2014 and 2013 are as follows:

	2014	2013
Net operating loss carryforwards	$5,999,692	$5,814,628
Compensatory stock and warrants	10,691	33,831
Accrued expenses that are deductible in future periods	38,808	25,483
Depreciation method differences	-	1,442
	6,049,191	5,875,384
Valuation allowances	(6,049,191)	(5,875,384)

Net deferred tax assets	$-	$-

As of March 31, 2014 the Company has a net tax operating loss of $20,614,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company's effective rate for the period ending March 31, 2014 and 2013:

	2014	2013
Benefit at federal statutory rate	-39.60%	-34.00%
Benefit at state rate, net of federal deficit	94.36%	5.72%
Fair value adjustment of convertible debt	-1616.09%	-102.65%
Non-deductible derivative loss	0.00%	4.67%
Loss on extinguishment of debt	0.00%	93.83%
Non-deductible travel expenses	0.48%	0.14%
Benefit at the Company's effective rate	1560.85%	32.29%
Less valuation allowance effective tax rate	0.00%	0.00%

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,320 and excluding variable common area maintenance charges, as of March 31, 2014, are as follows:

Years ending March 31,	Amount

2015	$51,940
2016	52,540
2017	53,146
2018	44,730
2019	-
$202,356

Rental expense, which also includes maintenance and parking fees, for the period ended March 31, 2014 was $55,599.

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

On September 20, 2013, James N. Fuller, Jr. commenced a lawsuit in the state of Florida to recover past due amounts owed by us for rendered independent sales contracting services. The claim was for $18,300 plus filing fee of $460. The $18,300 was already recorded on our records. Due to the lack of adequate capital financing, we have not been able to make any payments.  We expect to resolve this matter as soon as practical.

Note 13 –          Commitments and Contingencies (continued):

Litigation (continued)

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

On February 4, 2014, Philip Terrano commenced a lawsuit in the state of Florida to recover past due amounts owed by us for past compensation in the amount of approximately $17,000. We disagree with this amount as our records reflect a total amount owed of $6,974. On May 28, 2014, we entered into a settlement agreement with Terrano to pay him a total of $11,000, to be remitted 60 days of the effective date of this agreement. Due to a lack of capital financing, we expect to resolve this matter as soon as we can.

On June 9, 2014, North Palm Beach Broadcasting Company d/b/a/ WSVU-AM Radio filed a lawsuit in the state of Florida to recover past due services owed by us in the amount of $22,000 that is due with interest. We do not agree with that amount as we did make various payments in 2013 that totaled $8000. We are working with that party to arrive at a mutual agreeable outstanding amount if any. We do not have any other outstanding balance that is recorded on our records. On August 6, 2014, we received a Default Final Judgment from Palm Beach County Circuit Court in Florida for a total amount of $23, 411. We are still contesting that amount and will resolve the matter as soon as possible.

On June 26, 2014, Innerworkings, Inc. filed a lawsuit in the state of Florida to recover past due services owed by us in the amount of $5,039 that is due with interest. This same amount has already been recorded on our records. We expect to address this issue as soon as practical.

On November 11, 2014, C.A. Courtesy Demos, Inc. commenced a lawsuit in the state of Florida to recover past due amounts owed by us for rendered services. The claim was for $5,803. We do not agree with this amount and have not recorded this amount on our records as services were supposed to be rendered, but a hurricane in the northeastern section of the United States occurred at that given time. We expect to resolve this matter as soon as practical.

On November 20, 2014, Pavilion Law Center, LLC filed a motion in the circuit court of Palm Beach County, Florida to enforce a settlement agreement for past due fees. We are contesting some of the amounts and will resolve this matter as soon as practical.

Note 14 –           Subsequent Events

On April 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their April, 2014 consulting services.

On April 9, 2014, we issued 15,912,500 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,365 at a conversion price of $.004.

On April 9, 2014, we issued 8,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $3,200 at a conversion price of $.004.

On April 9, 2014, we issued 12,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $4,800 at a conversion price of $.004.

On April 9, 2014, we issued 9,067,500 shares of common stock pursuant to a conversion of accrued interest payable for $3,627 at a conversion price of $.004.

On April 30, 2014, we issued a promissory note for $12,000 with no interest with a maturity date of March 31, 2015.

On May 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their May, 2014 consulting services.

Note 14 –           Subsequent Events (continued)

On May 2, 2014, we entered into an allonge number 17 to a secured note issued February 21, 2013 in the amount of $27,500 less a finder’s fee of $2,500 for net proceeds received in the amount of $25,000.

On May 5, 2014, we issued 10,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,000 at a conversion price of $.0005.

On May 5, 2014, we issued another 10,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,000 at a conversion price of $.0005.

On May 6, 2014, we issued 22,441,780 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,925 at a conversion price of $.0005.

On May 12, 2014, we issued 11,312,000 shares of common stock pursuant to a conversion of accrued interest payable for $5,656 at a conversion price of $.0005.

On May 13, 2014, we issued to a new accredited investor a convertible note payable in the amount of $35,200 with an interest rate of 4% with a maturity date of May 13, 2015.

On May 15, 2014, we issued 9,600,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $4,800 at a conversion price of $.0005.

On May 16, 2014, we issued 26,628,740 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $13,250 at a conversion price of $.0005.

On May 20, 2014, we issued 12,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,000 at a conversion price of $.0005.

On May 20, 2014, we issued 12,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,000 at a conversion price of $.0005.

On May 22, 2014, we issued 12,000,000 shares of common stock pursuant to a conversion of accrued interest payable for $4,800 at a conversion price of $.0004.

On May 29, 2014, we issued 14,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,600 at a conversion price of $.0004.

On May 29, 2014, we issued another 14,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,600 at a conversion price of $.0004.

On May 29, 2014, we issued another 14,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,600 at a conversion price of $.0004.

On May 30, 2014, we issued 26,644,475 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $11,200 at a conversion price of $.0004.

On June 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their June, 2014 consulting services.

On June 3, 2014, we issued 15,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $6,000 at a conversion price of $.0004.

On June 3 2014, we issued 14,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,600 at a conversion price of $.0004.

On June 4, 2014, we issued 15,800,000 shares of common stock pursuant to a conversion of accrued interest payable for $6,320 at a conversion price of $.0004.

On June 9, 2014, we issued 14,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,600 at a conversion price of $.0004.

On June 11, 2014, we issued promissory notes with no interest rate with a maturity date of February 28, 2015 to 4 accredited investors for a total of $40,000 ($10,000 to each investor).

Note 14 –           Subsequent Events (continued)

On June 23, 2014, we issued 18,136,000 shares of common stock pursuant to a conversion of accrued interest payable for $9,068 at a conversion price of $.0005.

On June 24, 2014, we issued 20,000,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $10,000 at a conversion price of $.0005.

On June 24, 2014, we issued 26,642,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $13,300 and $21 accrued interest payable at a conversion price of $.0005.

On July 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their July, 2014 consulting services.

On July 11, 2014, we entered into an allonge number 18 to a secured note issued February 21, 2013 in the amount of $25,000.

On July 31, 2014, we issued a promissory note payable to an accredited investor in the amount of $15,000 with no interest rate and with a maturity date of May 31, 2015.

On August 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their August, 2014 consulting services.

On August 6, 2014, we issued 26,655,000 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $5,310 and $21 accrued interest payable at a conversion price of $.0002.

On August 21, 2014, we issued a promissory note payable to an accredited investor in the amount of $10,000 with no interest rate and with a maturity date of May 31, 2015.

On August 26, 2014, we issued 56,546,850 shares of common stock pursuant to a conversion of the February, 2013 consolidated convertible notes payable for $11,275 and $34 accrued interest payable at a conversion price of $.0002.

On August 29, 2014, we issued a promissory note payable to an accredited investor in the amount of $10,000 with no interest rate and with a maturity date of August 31, 2015.

On September 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their September, 2014 consulting services.

On September 17, 2014, we issued a promissory note payable to an accredited investor in the amount of $10.000 with no interest rate.

On September 30, 2014, we issued a promissory note payable to an accredited investor in the amount of $15,000 with no interest rate with a maturity date of August 31, 2015.

On September 30, 2014 we issued a second promissory note payable to an accredited investor in the amount of $15,000 with no interest rate with a maturity date of August 31, 2015.

On October 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their October, 2014 consulting services.

On November 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their November, 2014 consulting services.

On November 19. 2014, we issued a promissory note payable to an accredited investor in the amount of $25,000 with no interest rate.

On December 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their December, 2014 consulting services.

On December 19, 2014, we issued a convertible note to one of our debt holders for $20,000 with a 10% interest rate and maturity date of December 22,2015 for past due services.

On December 19, 2014, we issued a promissory note to one of our debt holders for $31,500 with no interest rate and a maturity date of December 19, 2015.

Note 14 –           Subsequent Events (continued)

On December 24, 2014, we formed a new subsidiary which is called Attitude Beer Holding Co. On the same date, Attitude Drinks Incorporated and Attitude Beer Holding Co. entered into a joint venture with New England WOB, LLC to develop franchises for World of Beer Franchising in all of Connecticut and the greater Boston area. We paid $300,000 as part of the total $1,200,000 for a new franchise in West Hartford, Connecticut with $300,000 to paid each month starting in January, 2015 until the remaining $900,000 amount is paid., We paid the first $300,000 through newly issued convertible notes to our key accredited investors under Attitude Beer Holding Co.

On January 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their January, 2015 consulting services.

On January 2, 2015, we issued 62,500,000 shares of common stock pursuant to a conversion of the December 1, 2012 convertible note payable for $25,000 at a conversion price of $.0004.

On January 14 2015, we issued three convertible notes for a total of $58,500 to 3 accredited debt holders with an interest rate of 10% and a maturity date of January 15, 2017.

On January 23, 2015, our subsidiary, Attitude Beer Holding Co., issued two convertible notes to two accredited investors for a total of $300,000 which the received funds were used to pay the second installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

On February 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their February, 2015 consulting services.

