Form 10-Q
period 2014-06-30
Attitude Drinks Inc.
filed 2015-05-18
CIK 1416183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,158,183,042 shares issued and outstanding as of May 15, 2015.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2014	March 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$356	$20,615
Accounts receivable	7,837	1,422
Inventories less allowance for obsolescence of $44,107 at
June 30, 2014 and March 31, 2014, respectively	11,111	30,090
Prepaid expenses	2,487	2,873
TOTAL CURRENT ASSETS	21,791	55,000

FIXED ASSETS, NET	23,742	25,491

OTHER ASSETS:
Trademarks, net	4,759	4,834
Deposits and other	896	896
TOTAL OTHER ASSETS	5,655	5,730

TOTAL ASSETS	$51,188	$86,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,659,891	$1,667,615
Accrued liabilities	5,924,230	5,733,308
Derivative liabilities	1,374,855	1,993,393
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	5,899,041	5,891,182
Less: Discount on convertible notes payable	(2,890,062)	(3,511,738)
Non-convertible notes payable	463,517	411,517
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	12,567,935	12,321,740

NON-CURRENT NOTES PAYABLE
Convertble notes payable	100,000	100,000
CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	100,000	100,000

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share,
20,000,000 shares authorized, 9,000,051 shares issued and outstanding
at June 30, 2014 and March 31, 2014, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 544,899,129 and 181,714,134 shares issued and outstanding at June
30, 2014 and March 31, 2014, respectively	5,449	1,817
Additional paid-in capital	19,659,551	19,416,418
Deficit accumulated	(32,281,837)	(31,753,844)
TOTAL STOCKHOLDERS' (DEFICIT)	(12,616,747)	(12,335,519)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$51,188	$86,221

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$21,907	$75,200
Product and shipping costs	(20,849)	(63,431)
GROSS PROFIT	1,058	11,769

OPERATING EXPENSES:
Salaries, taxes and employee benefits	169,023	267,766
Marketing and promotion	9,464	(3,325)
Consulting fees	75,000	82,500
Professional and legal fees	31,875	37,314
Travel and entertainment	1,490	5,972
Product development costs	400	3,780
Other operating expenses	46,921	51,974
Total Operating Expenses	334,173	445,981

LOSS FROM OPERATIONS	(333,115)	(434,212)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(194,878)	129,116
Total Other Income	(194,878)	129,116

(LOSS)/INCOME BEFORE PROVISION
FOR INCOME TAXES	(527,993)	(305,096)

Provision for income taxes	-	-

NET (LOSS)/INCOME	$(527,993)	$(305,096)

Basic (loss)/income per common share	$-	$(0.01)

Diluted (loss)/income per common share	$-	$(0.01)

Weighted average common shares
outstanding - basic	338,533,990	23,838,437

Weighted average common shares
outstanding - diluted	338,533,990	23,838,437

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(527,993)	$(305,096)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	1,823	2,047
Issuance of convertible notes for past due services	262,000	112,000
Bad debt expense	-	(2,792)
Fair value adjustment of convertible notes	(739,749)	(459,370)
Amortization of debt discount	668,344	239,952
Changes in operating assets and liabilities:
Accounts receivable	(6,415)	9,461
Prepaid expenses and other assets	386	(1,622)
Inventories	18,979	56,394
Accounts payable and accrued liabilities	190,166	156,588
Net cash (used) in operating activities	(132,459)	(192,438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,910)
Net cash (used) in investing activities	-	(3,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	62,700	247,500
Proceeds from short-term bridge loans payable	52,000	-
Other costs of financing	(2,500)	(22,500)
Net cash provided by financing activities	112,200	225,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,259)	28,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,615	7,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356	$36,067

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2014

(Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

(a)	Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States. Attitude Drinks Incorporated was formed in Delaware on May 10, 1988 under the name of International Sportfest, Inc. In January 1994, the Company acquired 100% of the issued and outstanding common stock of Pride Management Services PLC ("PMS"). PMS was a holding company of six subsidiaries in the United Kingdom engaged in the leasing of motor vehicles throughout the United Kingdom. Simultaneously with the acquisition of PMS, the Company changed our name to Pride, Inc. On October 1, 1999, the Company acquired all of the issued and outstanding stock of Mason Hill & Co. and changed its name to Mason Hill Holdings, Inc. During the quarter ended June 30, 2001, the operating subsidiary, Mason Hill & Co., was liquidated by the Securities Investors Protection Corporation. As a result, the Company became a shell corporation whose principal business was to locate and consummate a merger with an ongoing business.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock resulting in the issuance of 4,000,000 shares of Company common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and the Company deemed to be the legal acquirer. On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated. Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. The Company’s principal executive offices are located at 712 U. S. Highway 1, Suite #200, North Palm Beach, Florida 33408. The telephone number is 561-227-2727. The Company’s common stock shares (PINK:ATTD) began trading June 2008. The Company's fiscal year end is March 31. Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy.

Change in Business Model

On April 21, 2015, Attitude Beer Holding Co., a Delaware corporation (“ABH”), a corporation which Attitude Drinks Incorporated had the majority ownership and ABH’s other owners. Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), (collectively all three companies as shareholders of ABH), entered into the Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to Attitude Drinks Incorporated 51 shares of a newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”),

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(a)	Organization (continued):

to purchase 1,295,500,000, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks Incorporated purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making Attitude Drinks Incorporated the majority owner of HVCW.

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

See our Form 8-K filed April 27, 2015 incorporated by reference in this document for more detail.

(b)	Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2014 and 2013 and the results of its operations and cash flows for the three month periods ended June 30, 2014 and 2013. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended

March 31, 2014, which is incorporated herein by reference. Specific reference is made to that report for a description of the Company’s securities and the notes to consolidated financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form

10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern (continued):

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had insignificant revenues for the three months period ended June 30, 2014, a working capital deficit of $12,546,144 as of June 30, 2014 and has incurred losses to date resulting in an accumulated deficit of $32,281,837, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	June 30, 2014	March 31, 2014
	(unaudited)

Finished goods	$55,218	$74,197
Less: Reserve for obsolescience	(44,107)	(44,107)
Total inventories	$11,111	$30,090

(d)	Prepaid expenses:

Prepaid expenses of $2,487 consist mainly of prepaid insurance of $1,035 and travel advances of $900.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks,

when acquired, will be amortized using the straight-line method over 15 years. Amortization of trademarks for the three months ended June 30, 2014 was $74.

(f)	Financial Instruments:

Financial instruments, as defined in the FASB Accounting Standards Codification, consist of cash, evidence of ownership in an entity, and contracts that both (i) impose on one entity a contractual obligation to deliver cash or another financial instrument to a second entity, or to exchange other financial instruments on potentially unfavorable terms with the second entity, and (ii) conveys to that second entity a contractual right (a) to receive cash or another financial instrument from the first entity, or (b) to exchange other financial instruments on potentially favorable terms with the first entity. Accordingly, our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable, derivative financial instruments, convertible debt and redeemable preferred stock that we have concluded that some of these items are more akin to debt than equity. We carry cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities at historical costs; their respective estimated fair values approximate carrying values due to their current nature.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to previous issued convertible notes which is Level 3 and further described below in note 4.

(g)	(Loss)/Income Per Common Share:

The basic (loss)/income per common share is computed by dividing the (loss)/income applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2014, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 5,767,005,538 shares were included in the computation of diluted income per share.

(h)	Recent Accounting Pronouncements Applicable to the Company:

In August, 2014, the Financial Accounting Standard Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern with one year.

In November, 2014, the Financial Accounting Standard Board issued an ASU that contained guidance about derivatives and hedging and determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. There are predominantly two methods used in current practice by issuers and investors in evaluating whether the nature of the host contract within a hybrid instrument issued in the form of a share is more akin to debt or to equity. This ASU is to eliminate the use of different methods in practice. As the Company utilizes the services of an outside professional specialty firm for such valuations, the Company believes there is no change needed for this update.

Note 2. Accrued Liabilities:

Accrued liabilities consist of the following:

	June 30, 2014	March 31, 2014
	(unaudited)
Accrued payroll and related taxes	$3,354,021	$3,261,045
Accrued marketing program costs	580,000	580,000
Accrued professional fees	126,000	98,000
Accrued interest	1,524,037	1,456,904
Accrued board of directors' fees	215,792	206,792
Other expenses	124,380	130,567

Total	$5,924,230	$5,733,308

Note 3. Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	June 30, 2014	March 31, 2014
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

April 14, 2008 financing:

(a) On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008. There are no outstanding warrants associated with this financing as the expiration dates have expired.

The Company entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 5 shares of common stock (warrants have expired)
September 2008	Extend maturity to December 15, 2008	12 shares of restricted stock
January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12 shares of common stock (warrants have expired) 2) 12 shares of restricted stock

Note 3. Short-term Bridge Loans (continued):

April 14, 2008 financing (continued):

The modifications resulted in a loss on extinguishment of $171,622 in accordance with the Financial Accounting Standards Codification. On December 15, 2008, the Company was in default on the notes for non-payment of the required principal payment. The remedy for event of default was acceleration of principal and interest so they were recorded at face value. As of March 31, 2013, this April 14, 2008 note was considered in default for non-payment. The Company is trying to find the debt holder to extend the due date of the note as the previous address is no longer valid.

August 5, 2008 financing:

(b) On August 5, 2008, the Company entered into a financing arrangement that provided for the issuance of a $55,000 face value short term bridge loan, due September 5, 2008. There are no outstanding warrants associated with this financing as the expiration dates have expired.  The due date of the loan was extended to December 15, 2008 with 11 restricted shares of common stock issued as consideration. On December 15, 2008, the Company was in default on the notes for non-payment of the required principal payment. Remedies for an event of default are acceleration of principal and interest. There were no incremental penalties for the event of default; however the notes were recorded at face value. Remedies for an event of default are acceleration of principal and interest.

On January 15, 2009, the Company extended the term on the note from December 15, 2008 to April 30, 2009. As of December 31, 2012, this note was considered in default for non-payment. The debt holder is a board director and will extend the note once we locate the debt holder of the above April 14, 2008 debt.

Note 4. Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification as see Note 6 for more details. Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		June 30,	March 31,
		2014	2014
$6,234,771	Convertible Note Financing due February 21, 2015 (a), (1)	$5,451,841	$5,554,182
475,000	Convertible Note Financing due December 31, 2014 (b), (2)	475,000	400,000
37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	37,000
35,200	Convertible Note Financing due May 13,2015 (d), (4)	35,200	-
	Less discount on convertible notes (5)	(2,890,062)	(3,511,738)
$6,781,971	Total convertible notes payable	$3,108,979	$2,479,444

(1) All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271. Remaining balance of $742,500 represents issued allonges that are attached to the February 21, 2013 consolidated convertible notes.

(2) Monthly retainer fee of $25,000 face value for December, 2012 through June, 2014 (total of $475, 000)

(3) Retainer fee of $37,000 face value issued June 7, 2014

(4) Issued convertible promissory note for $35,300 on May 13, 2014

(5) The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

Note 4. Convertible Notes Payable (continued):

Since these new consolidated notes contained new language as compared to the previous notes, the Company needed to use a different valuation model for applicable valuations, derivatives and fair market value. In order to determine the fair market value, the Company analyzed the various securities agreements and exchange agreements, compared the Company to comparable companies to determine industry factors for volatility, growth and future financing, developed a lattice model that valued the convertible notes on a probability weighted scenario model as well as future projections of the various potential outcomes and valued the convertible notes at issuance and at the end of the reporting period to account for the derivative liability. Based on the Company’s analysis in determining the proper accounting treatment and valuation as set forth in the Statement of Financial Accounting Standard ASC 820-10-35-37 (Fair Value in Financial Instruments), Statement of Financial Accounting Standard ASC 815 (Accounting for Derivative Instruments and Hedging Activities), Emerging Issues Task (“EITF”) For Issue No. 00-10 and ITF 07-05, the embedded derivatives will be bundled and valued as a single, compound embedded derivative, bifurcated from the debt host and treated as a liability. The single compound embedded derivative features valued include the variable conversion feature, and the value of these embedded derivatives for the convertible notes will be treated as a liability. These derivative liabilities will be marked-to-market each quarter with the change in fair value to be recorded in the Statement of Operations.

(a) February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these individual consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $782,446 in principal and $187,782 in accrued interest were converted into shares of common stock from February 21, 2013 through June 30, 2014. In addition, additional allonge financings were added as follows:

Note 4. Convertible Notes Payable (continued):

(a) February 21, 2013 Consolidated Convertible Notes (continued)

TABLE FOR ADDED ALLONGES

	ALLONGE	$
DATE	#	AMOUNT

4/11/2013	8	$71,500
6/5/2013	9	88,000
6/21/2013	10	88,000
7/23/2013	11	82,500
8/8/2013	12	110,000
9/18/2013	13	110,000
10/28/2013	14	55,000
11/15/2013	15	55,000
2/11/2014	16	55,000
5/2/2014	17	27,500

	TOTAL	$742,500

Southridge Partners II LP purchased from another debt- holder $100,000 on April 9, 2013 and another $100,000 on June 5, 2013 from these February 21, 2013 notes. These new replacement notes contain the same terms as in the February 21, 2013 consolidated convertible notes. No conversions have been made on these notes.

(b) Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors/Southridge Partners II LP as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note (Note 4 (a)). From December, 2012 through June, 2014, we issued $25,000 monthly convertible notes for a total of $475,000 as all of these notes have maturity dates of December 31, 2014 to November 30, 2015. The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

(c) June 7, 2013 Convertible Note

We issued a $37,000 convertible note on June 7, 2013 for past due services. The maturity date of this note is June 7, 2014. We are working with the debt holder to extend the maturity date. The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

Note 4. Convertible Notes Payable (continued):

(d) May 13, 2014 Convertible Note

We issued a convertible promissory note to a new accredited investor for $35,200 with a maturity date of May 13, 2015 at an interest rate of 4%. The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02. Each conversion submitted by the holder must be at least the lesser of (i) $1,000 of principal and interest or (ii) the balance due on the note. Conversion will be calculated to the hundredth of a penny (e.g. $0.0001).

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

On June 14, 2012, we entered into two promissory notes for $100,000 and $40,000, respectively, with two current accredited investors. These notes are subject to an interest rate of ten percent (10%) and are due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding. We received the $100,000 payment on June 27, 2012 and the $40,000 payment on July 9, 2012. The amounts are still outstanding, and we accrue interest at the default interest rate of 18%. We expect to convert these notes into convertible notes payable later in 2015.

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor. We agreed to pay a finder’s fee of $10,000, and we received the net payment of $100,000 on June 28, 2012. The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding. The amount is still outstanding, and we accrue interest at the default interest rate of 18%. We expect to convert these notes into convertible notes payable later in 2015.

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

Note 5. Non-convertible Notes payable (continued):

On April 30, 2014, we entered into a promissory note with one current investor in the total principal amount of $12,000. This amount is due March 31, 2015 and is not subject to any interest rates. This note is exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

On June 11, 2014, we entered into promissory notes with four current investors in the total principal amount of $40,000. These amounts are due February 28, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange

Note 6. Derivative Liabilities:

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2014:

Fair Value Measurement at June 30, 2014
Significant
Total	Quoted	Other	Significant
Carrying	Prices in	Observable	Unobservable
Value at	Active Markets	Inputs	Inputs
June 30, 2014	(Level 1)	(Level 2)	(Level 3)

$1,374,855	$-	$-	$1,374,855

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

As of June 30, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the new consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

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

Note 8. Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A” and “Series A-1”), $.00001 par value.  Each share of Series A and A-1 is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A and A-1 Preferred. The holders of the Series A and A-1 Preferred shall be entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A and A-1 holders. The Series A and A-1 are senior to the Common Stock and any other series or class of the Company’s Preferred Stock. The Series A and A-1 has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and A-1 then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount is to be made in respect of any outstanding capital stock of the Company, an amount equal to $.00001 per share, The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per share, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000. We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved. Redemption of these preferred shares cannot be affected because of the Company’s stockholders’ deficit.

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

(b) Common Stock Warrants

As of June 30, 2014, there were no outstanding warrants as the expiration date expired on all previous outstanding warrants.

 (c) Common Stock Issued During the Three Months Ended June 30, 2014:

At June 30, 2014, we had issued and outstanding 544,899,129 shares of common stock of which 30,570 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Note 8. Stockholders’ Deficit (continued):

(c) Common Stock Issued During the Three Months Ended June 30, 2014 (continued)

COMMON STOCK ISSUED FROM APRIL 1, 2014 THROUGH JUNE 30, 2014

	# OF	$ DEBT	$ INTEREST	$
DATE OF	SHARES	AMOUNT	AMOUNT	CONVERSION
CONVERSION	ISSUED	CONVERTED	CONVERTED	PRICE

4/9/2014	15,912,500	$6,365	$-	$0.0004
4/9/2014	8,000,000	$3,200	$-	$0.0004
4/9/2014	12,000,000	$4,800	$-	$0.0004
4/9/2014	9,067,500	$-	$3,627	$0.0004
5/5/2014	10,000,000	$5,000	$-	$0.0005
5/5/2014	10,000,000	$5,000	$-	$0.0005
5/6/2014	22,441,780	$6,925	$4,296	$0.0005
5/12/2014	11,312,000	$-	$5,656	$0.0005
5/15/2014	9,600,000	$4,800	$-	$0.0005
5/16/2014	26,628,740	$13,250	$64	$0.0005
5/20/2014	12,000,000	$6,000	$-	$0.0005
5/20/2014	12,000,000	$6,000	$-	$0.0005
5/22/2014	12,000,000	$-	$4,800	$0.0004
5/29/2014	14,000,000	$5,600	$-	$0.0004
5/29/2014	14,000,000	$5,600	$-	$0.0004
5/29/2014	14,000,000	$5,600	$-	$0.0004
5/29/2014	14,000,000	$5,600	$-	$0.0004
5/30/2014	26,644,475	$11,200	$70	$0.0004
6/3/2014	14,000,000	$5,600	$-	$0.0004
6/3/2014	15,000,000	$6,000	$-	$0.0004
6/4/2014	15,800,000	$-	$6,320	$0.0004
6/23/2014	18,136,000	$-	$9,068	$0.0005
6/24/2014	20,000,000	$10,000	$-	$0.0005
6/24/2014	26,642,000	$13,300	$-	$0.0005

(d) Warrants Issued During the Three Months Ended June 30, 2014:

None

(e) Options Issued During the Three Months Ended June 30, 2014:

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,272 and excluding variable common area maintenance charges, as of June 30, 2014, are as follows:

Years ending March 31,	Amount

2014	$38,544
2015	51,940
2016	52,540
2017	53,146
2018	44,730
$240,900

Rental expense, which also includes maintenance and parking fees, for the three months period ended June 30, 2014 was $13,738.

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

Note 10.   Subsequent Events (continued):

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

On September 10, 2014, we issued 22,061,200 shares of common stock for a conversion of April 9, 2013 convertible notes payable for $4,405 and $8 accrued interest payable at a conversion price of $.0002.

On September 10, 2014, we issued 40,115,050 shares of common stock for a conversion of June 5, 2013 convertible notes payable for $2,960 and $5,063 accrued interest payable at a conversion price of $.0002.

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

On December 24, 2014, we formed a new subsidiary, ABH. On the same date, Attitude Drinks Incorporated and ABH entered into a joint venture with New England WOB, LLC to develop franchises for World of Beer Franchising in all of Connecticut and the greater Boston area. ABH paid $300,000 as part of the total $1,200,000 for a new franchise in West Hartford, Connecticut with $300,000 to be paid each month starting in January, 2015 until the remaining $900,000 amount is paid. ABH paid the first $300,000 through newly issued convertible notes to our key accredited investors under Attitude Beer Holding Co. ABH also has an option for two years to obtain 51% interest in the Stamford, Connecticut World of Beer franchise location for a total of $2,000,000. As part of the above $300,000 payment, Attitude Beer Holding Co. issued two convertible notes to two current accredited investors for a total of $337,250 to cover all costs associated with this joint venture and the first installment payment. In addition, ABH issued to these two accredited investors Class A Common Stock Purchase Warrants with an expiration date of December 4, 2021with the exercise price to be equal to the conversion price of the notes. The number of warrants will be equal to the number of shares the debt holder could acquire upon the complete conversion of the issued note from ABH. In addition, Attitude Drinks Incorporated issued 4,545,000 Class A Common Stock Purchase Warrants on December 24, 2014 to New England World of Beer LLC with an expiration date of December 24, 2019. The exercise price is $0.0005.

Note 10.   Subsequent Events (continued):

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

On January 22, 2015, our subsidiary, ABH issued two convertible notes to two accredited investors for a total of $300,000 which the received funds were used to pay the second installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

On January 23, 2015, we issued 58,680,556 shares of common stock pursuant to a conversion of the January 1, 2013 convertible note payable for $16,900 at a conversion price of $.000288.

On February 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their February, 2015 consulting services.

On February 10, 2015, we issued 50,625,000 shares of common stock pursuant to a conversion of the January 1, 2013 convertible note payable for $8,100 at a conversion price of $.00016.

On February 10, 2015, we issued 19,687,500 shares of common stock pursuant to a conversion of the February 1, 2013 convertible note payable for $3,150 at a conversion price of $.00016.

On February 24, 2015, we issued 70,673,077 shares of common stock pursuant to a conversion of the February 1, 2013 convertible note payable for $14,700 at a conversion price of $.000208.

On February 24, 2015, our subsidiary, ABH, issued two convertible notes to two accredited investors for a total of $300,000 which the received funds were used to pay the third installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

On March 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their March, 2015 consulting services.

Note 10.   Subsequent Events (continued):

On March 3, 2015, we issued 44,687,500 shares of common stock pursuant to a conversion of the February 1, 2013 convertible note payable for $7,150 at a conversion price of $.00016.

On March 3, 2015, we issued 39,062,500 shares of common stock pursuant to a conversion of the March 1, 2013 convertible note payable for $6,250 at a conversion price of $.00016.

On March 5, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of March 5, 2016. The note bears no interest.

On March 13, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of March 13, 2016. The note bears no interest.

On March 19, 2015, we issued 43,750,000 shares of common stock pursuant to a conversion of the March 1, 2013 convertible note payable for $,000 at a conversion price of $.00016.

On March 19, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of March 19, 2016. The note bears no interest.

On March 24, 2015, ABH issued two convertible notes to two accredited investors for a total of $267,250 which the received funds were used to pay the fourth and final installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

The remaining amount of $32,750 was paid to complete the full purchase of the West Hartford World of Beer from funds from Attitude Beer Holding Co.

On March 27, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of March 26, 2016. The note bears no interest.

On March 30, 2015, we issued 81,250,000 shares of common stock pursuant to a conversion of the March 1, 2013 convertible note payable for $6,500 at a conversion price of $.00008.

On April 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their April, 2015 consulting services.

On April 3, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 3, 2016. The note bears no interest.

On April 9, 2015, we issued 65,625,000 shares of common stock pursuant to a conversion of the March 1, 2013 convertible note payable for $5,250 at a conversion price of $.00008.

From April 16, 2015 through April 20, 2015, we issue 688,552,180 restricted shares of common stock as payments to previous employees and certain vendors for past due services.

On April 17, 2015, we issued 121,562,500 shares of common stock pursuant to a conversion of the April 1, 2013 convertible note payable for $9,725 at a conversion price of $.00008.

On April 17, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 17, 2016. The note bears no interest.

Note 10.   Subsequent Events (continued):

On April 21, 2015, the Company, Alpha Capital Anstalt and Tarpon Bay Partners LLC (all “shareholders” of ABH) entered into the Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to the Company 51 shares of Series B Preferred Stock and the B Warrant to purchase 5,000,000 Common Stock, at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, the Secured Convertible Note in the principal amount of $1,619,375, the Alpha Warrant to purchase 1,295,500,000 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $3,750,000 in the AIR Note and the AIR Warrant; and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, the Tarpon Warrant to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of the Company’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). The Company purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). The Company is now the majority owner of HVCW.

On April 24, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 24, 2016. The note bears no interest.

On April 30, 2015, we issued 121,250,000 shares of common stock pursuant to a conversion of the April 1, 2013 convertible note payable for $9,700 at a conversion price of $.00008.

On May 1, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of May 1, 2016. The note bears no interest.

On May 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their May, 2015 consulting services.

On May 8, 2015, we issued a promissory note to a current accredited investor for $16,500 which has a maturity date of May 8, 2016. The note bears no interest.

On May 15, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of May 15, 2016. The note bears no interest.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our financial condition and results of our operations should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements, based on current expectations. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements and involve risks and uncertainties. In many cases, you can identify forward-looking statements by terminology, such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results and the timing of events to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in our Annual Report on Form 10-K for the year ended March 31, 2014 and in this report.

Recent Developments

On April 21, 2015, Attitude Beer Holding Co., a Delaware corporation (“ABH”), a corporation which Attitude Drinks Incorporated had the majority ownership and the other shareholders Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), collectively all three companies as shareholders of ABH, entered into the Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to Attitude Drinks Incorporated 51 shares of a newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of the Company’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). Attitude Drinks Incorporated purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making Attitude Drinks Incorporated the majority owner of HVCW.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

Recent Developments (continued)

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

OVERVIEW

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in two fast growing segments; sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers.

We have no assurance that we will be able to obtain additional funding to sustain our limited operations beyond twelve months based on available cash. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise, if at all possible. Our future operations are totally dependent upon obtaining additional funding. Past fundings have been subject to defaults by our inability to meet due dates for certain notes payable, thereby triggering anti-dilution rights which created the need to issue additional shares of common stock and/or additional warrants to purchase additional shares of common stock in order to extend the applicable due dates for certain notes payable. There can be no assurance that these defaults will not happen again in the future, thereby creating the potential need for additional issuances of shares of common stock and/or warrants assuming that the note holders agree to such extensions.

The Product

Milk, while the second highest beverage consumed in America in terms of overall volume, is still under-represented in the American single serve ready-to-drink beverage industry. While known for generations by nutritionists and more recently identified by sports, hydration, metabolism and protein professionals and scientists as “mother nature’s most perfect food,” we believe milk has yet to be successfully branded and commercialized.

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles. The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels. Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. Depending on available capital, we anticipate the development of other dairy based drink products in 2015.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition. We expect that this board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks. Their contacts in the world of sports are anticipated very important in our sales efforts, especially in the early days.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

The Product (continued)

We intend to focus on the largest markets in the eastern United States with further expansion in the fifteen largest markets of the country. We will pre-sell in four sales channels: grocery, convenience, drug and sports and gym specialty. We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets.

Regional distributors have lost four major beverage lines in the last few years including Monster Energy (moved to Anheuser Busch), Fuze (purchased by Coca-Cola), Vitamin Water (purchased by Coca-Cola), and the V-8 brands (now distributed by Coca-Cola).  We expect to develop regionally exclusive DSD agreements that are desperately needed by the distributors to replace these losses as well as shipping direct to our customers via our own warehouse system.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the three months period ended June 30, 2014, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013:

For the three months ended June 30, 2014, our primary expenses related to salaries and consulting fees. Total operating expenses for the three months ended June 30, 2014 were $334,173 which were $111,808 less than last year’s similar expenses for $445,981.

Interest expense was $194,878 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price. As a result, we reported a net loss for the three months ended June 30, 2014 of $527,993 leading to a basic and diluted loss per share of $.00 as compared to a net loss for the three months ended June 30, 2013 of $305,096 which includes the recognition of $129,116 net interest income. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended June 30, 2014 was 338,533,990. The basic and diluted loss was $.01 for the three months ended June 30, 2013 based on a weighted average number of common shares outstanding of 23,838,437 for the basic and diluted loss share.

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

For the three months ended June 30, 2014 compared to three months ended June 30, 2013:

Net cash used in operating activities for the three months ended June 30, 2014 was $132,459 which was mainly the effect of changes in our operating assets. Our loss of $527,993 is offset by non-cash items of $(739,749) for the changes in the fair values of our convertible notes payable and $668,344 for the amortization (accretion) of the debt discount. Net cash used in operating activities for the three months ended June 30, 2013 was $192,438 which was mainly the effect of changes in our operating assets. Our loss of $305,096 was offset by non-cash items of $(459,370) for the changes in the fair values of our convertible notes payable Offset by $239,952 for the amortization (accretion) of the debt discount.

Net cash flows generated by operating activities for the three months ended June 30, 2014 as well as for the three months ended June 30, 2013 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used in investing activities for the three months ended June 30, 2013 was $3,910 which were used to purchase vending machines as there were no similar expenditures for the three months ended June 30, 2014.

Net cash provided by our financing activities was $112,200 for the three months ended June 30, 2014 as compared to $225,000 for the three months ended June 30, 2013. The decrease of $112,800 was attributed to fewer financings in 2014.

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013:

The major variances in the Condensed Consolidated Statements of Cash Flows for the three months of June 30, 2014 as compared to the three months of June 30, 2013 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items: “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the three months ended June 30, 2014 for $190,166 as compared to the three months ended June 30, 2013 for $156,588 were the result of paying more accounts payable related items in 2013. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the three months ended June 30, 2014 were the result of one allonge convertible note financing for $27,500, one new convertible note financing for $35,200 and several promissory notes for $52,000 in 2014 for a total of $114,700 compared to lower new financings of $247,500 for the three months ended June 30, 2013.

External Sources of Liquidity:

For the three months ended June 30, 2014:

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES

On April 30, 2014, we issued a promissory note to Southridge Partners II LP in which we received $12,000.

On May 2, 2014, we executed a $27,600 allonge #17 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $25,000 as $2,500 was paid as a finder’s fee.

On May 13, 2014, we issued a convertible promissory note to LG Capital Funding, LLC in we received $35,200.

On June 11, 2014, we issued four promissory notes ($10,000 for each note) for a total receipt of $40,000 to Southridge Partners II LP, Alpha Capital Anstalt, Centaurian Fund LP and Whalehaven Capital Fund Ltd.

All of the net proceeds from the above financings were used for operations and working capital purposes.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities and the securities were issued with a restrictive legend.

RECENT ACCOUNTING PRONOUNCEMENTS:

In August, 2014, the Financial Accounting Standard Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern with one year.

In November, 2014, the Financial Accounting Standard Board issued an ASU that contained guidance about derivatives and hedging and determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. There are predominantly two methods used in current practice by issuers and investors in evaluating whether the nature of the host contract within a hybrid instrument issued in the form of a share is more akin to debt or to equity. This ASU is to eliminate the use of different methods in practice. As the Company utilizes the services of an outside professional specialty firm for such valuations, the Company believes there is no change needed for this update.

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates. Please see a summary of all convertible notes and short-term bridge loans in the table below. We have convertible notes in the principal face amount of $5,610,135 outstanding at June 30, 2014. There is no guarantee that we will be able to pay these notes when due or secure further extensions. We are recording interest expense at the default interest rate of 15% for the short-term bridge loans. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. We anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs only. This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates at June 30, 2014:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS

FOR THE THREE MONTHS ENDED JUNE 30, 2014

Original							Default	Accrued
New Note		Issue		Default	$ Amount	Interest	Interest	Default
Amounts		Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000		December, 2012	12/31/2014	No	-	None	None	-
$25,000		January, 2013	12/31/2014	No	-	None	None	-
$6,234,771	(a)	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000		February, 2013	12/31/2014	No	-	None	None	-
$25,000		March, 2013	12/31/2014	No	-	None	None	-
$25,000		April, 2013	12/31/2014	No	-	None	None	-
$25,000		May, 2013	12/31/2014	No	-	None	None	-
$25,000		June, 2013	12/31/2014	No	-	None	None	-
$37,000		June, 2013	6/7/2014	Yes (b)	37,000	None	None	-
$25,000		July, 2013	12/31/2014	No	-	None	None	-
$25,000		August, 2013	12/31/2014	No	-	None	None	-
$25,000		September, 2013	1/31/2015	No	-	None	None	-
$25,000		October, 2013	2/28/2015	No	-	None	None	-
$25,000		November, 2013	3/31/2015	No	-	None	None	-
$25,000		December, 2013	4/30/2015	No	-	None	None	-
$25,000		January, 2014	5/31/2015	No	-	None	None	-
$25,000		February, 2014	6/30/2015	No	-	None	None	-
$25,000		March, 2014	7/31/2015	No	-	None	None	-
$25,000		April, 2014	8/31/2015	No	-	None	None	-
$25,000		May, 2014	9/30/2015	No	-	None	None	-
$35,200		May, 2014	5/13/2015	No	-	4%	20%	-
$25,000		June, 2014	10/31/2015	No	-	None	None	-

$6,781,971

(a) Total amount includes total consolidated notes for $5,492,271 plus additional issued allonges.

(b) The Company is working with the debt holder to extend the maturity date.

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

SHORT-TERM BRIDGE LOANS (c)

$60,000	April 14, 2008	Past due	Yes	$60,000	15%	$46,101
$55,000	August 5, 2008	Past due	Yes	$55,000	15%	$58,905
$115,000	Total amount past due			$115,000		$105,006

(c)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of June 30, 2014, we had total shareholders’ deficit of $12,616,747 and a working capital deficit of $12,546,144 compared to a total shareholders’ deficit of $12,335,519 and a working capital deficit of $12,266,740 at March 31, 2014. Cash and cash equivalents were $356 as of June 30, 2014 as compared to $20,615 at March 31, 2014. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At June 30, 2014, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At June 30, 2014, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder as we have been looking for quite some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. Further, we have secured convertible notes outstanding totaling $5,999,042 in principal face value at June 30, 2014. Although we have been able to extend the maturity dates of most of these convertible notes to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%. As of June 30, 2014, we are were in default for one convertible notes payable for $37,000 as we are working with the debt holder to extend the maturity date as maturity dates range from June 7, 2014 through November 30, 2015.

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

The beneficial ownership of a significant percentage of our common stock gives Roy Warren and members of his family effective control of us, and limits the influence of other shareholders on important policy and management issues.

Roy Warren, our Chief Executive Officer and Chairman of our Board, through his control of 51% of our voting stock has control over our company and important matters relating to us. As a result he can control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. This control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Roy Warren’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

Certain provisions of the General Corporation Law of the State of Delaware, our Amended and Restated Certificate of Incorporation, as amended, and our bylaws may have anti-takeover effects which may make an acquisition of our company by another company more difficult.

We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware, which prohibits a Delaware corporation from engaging in any business combination, including mergers and asset sales, with an interested stockholder (generally, a 15% or greater stockholder) for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The operation of Section 203 may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest.

Our Amended and Restated Certificate of Incorporation and bylaws contain provisions that permit us to issue, without any further vote or action by the stockholders, up to 20,000,000 shares of preferred stock in one or more series and, with respect to each such series, to fix the number of shares constituting the series and the designation of the series, the voting powers, if any, of the shares of the series, and the preferences and relative, participating, optional and other special rights, if any, and any qualifications, limitations or restrictions, of the shares of such series.

These provisions on our Amended and Restated Certificate of Incorporation may have anti-takeover effects, which could delay, defer or prevent a takeover attempt that a holder of our common stock might consider in its best interest

Certain of our officers may have a conflict of interest and lack of availability.

Some of our officers, including our Chief Executive Officer and our Chief Financial Officer are currently working for the Company on a part-time basis and are the Chief Executive Officer and Chief Financial Officer of Harrison Vickers and Waterman Inc. These officers have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

Risks Relating to Our Securities

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

TEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS (continued)

CERTAIN BUSINESS RISKS (continued):

There is currently a limited public market for our common stock. Our common stock has been listed for trading on the OTC Pink Sheets (the “PINX”). We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value and may not be indicative of the market price for the shares in the future. In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

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

Future financings as well as conversion of existing convertible securities could adversely affect common stock ownership interest and rights in comparison with those of other security holders.

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of June 30, 2014, we had issued and outstanding options that may be exercised into 10,054,454 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $5,999,042 and accrued interest payable of $1,304,220 which together may be converted into 5,767,005,538 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis. Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split. Further, the authorized but unissued Series A will not adjust as a result of any reverse split. As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 544,899,129 shares of common stock outstanding as of June 30, 2014 of which 544,868,559 shares are held by non-affiliates. Further, the Company has outstanding convertible notes in the face value of $5,999,042 which may be converted into 4,680,032,941 shares of common stock. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2014. Management concluded that control deficiencies existed as of March 31, 2014 that constituted material weaknesses, as described below.

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

ITEM 4. – CONTROLS AND PROCEDURES (continued)

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

* The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members as funds allow.

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of June 30, 2014, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended June 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 11, 2014, C.A. Courtesy Demos, Inc. commenced a lawsuit in the state of Florida to recover past due amounts owed by us for rendered services. The claim was for $5,803. We do not agree with this amount and have not recorded this amount on our records as services were supposed to be rendered, but a hurricane in the northeastern section of the United States occurred at that given time. We expect to resolve this matter as soon as we can.

On November 20, 2014, Pavilion Law Center, LLC filed a motion in the circuit court of Palm Beach County, Florida to enforce a settlement agreement for past due fees. We are contesting some of the amounts and will resolve this matter as soon as practical

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2014, the Company issued a total of 363,184,995 shares of common stock for the conversions of $129,840 of principal of convertible notes payable and $33,901 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments. No additional consideration was given for these conversions by the note holders See note 8 (c) for more details. The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

Item 3. Defaults on Senior Securities

As of June 30, 2014, we were in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000. These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009. We are working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and has agreed to extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

In addition, we are in default in paying a convertible note payable for $37,000 that was due on June 7, 2014. We are working with the debt holder to extend the maturity date.

Item 4. Mine Safety Disclosures - None

PART II – OTHER INFORMATION (continued)

Item 5. Other Information

See Note 10 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14,2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(8)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(9)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(23)
(3)(1)(iv-2)	Certificate of Amendment to the Certificate of Incorporation	(27)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(30)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and
	and Preferences of the Series A Convertible Preferred	(26)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(3)	Form of Class A and B Common Stock Purchase Warrant with
	Schedule of other documents omitted-Exhibit B in Exhibit (10)(1)-(a)	(1)
(4)(4)	Form of 10% Convertible Note with Schedule of other documents
	omitted -Exhibit A in Exhibit (10)(1)-(a)	(1)
(4)(5)	Form of Secured Convertible Note with Schedule of other documents omitted	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(5)
(4)(7)	Form of Note dated January 8, 2008 - Exhibit A in Exhibit (10)(8)-(b)	(11)
(10)(1)	Subscription Agreement for Securities dated October 23, 2007	(11)
(10)(2)	2007 Stock Compensation and Incentive Plan	(1)
(10)(3)	Escrow Agreement dated October 23, 2007 - Exhibit C in Exhibit (10)((1)-(a)	(1)
(10)(4)	Security Agreement dated October 23, 2007-Exhibit D in Exhibit (10)(1))-(a)	(1)
(10)(5)	Subsidiary Guaranty dated October 23, 2007-Exhibit E in Exhibit (10)(1)-(a)	(1)
(10)(6)	Collateral Agent Agreement dated October 23, 2007-Exhibit F in Exhibit (10)(1)-(a)	(1)
(10)(7)	Office Lease Agreement dated December 15, 2007	(2)
(10)(8)	Subscription Agreement for Securities dated January 8, 2008	(11)
(10)(9)	Funds Escrow Agreement dated January 8, 2008 - Exhibit B in Exhibit (10)(8)-(b)	(1)
(10)(10)	Waiver and Consent January 8, 2008	(1)
(10)(11)	Notice of Waiver of Certain Conditions effective February 15, 2008	(1)
(10)(12)	Notice of Waiver effective February 15, 2008	(1)
(10)(13)	Notice of Waiver of Conditions effective April 8, 2008	(1)
(10)(14)	Modification and Waiver Agreement dated June 30, 2008	(11)
(10)(15)	Asset Purchase Agreement and Secured Convertible Promissory Note August 2008	(11)
(10)(16)	Sublicense Agreement, Termination Agreement, Promissory Note with
	Nutraceutical Discoveries, Inc. - August, 2008 and February, 2010	(11)
(10)(17)	Form of Modification Waiver and Consent Agreement, September 2008	(3)
(10)(18)	Subscription Agreement Securities September 2008	(11)
(10)(19)	Funds Escrow Agreement September 2008-Exhibit C in Exhibit (10)(19)-(c)	(11)
(10)(20)	Form of Note September 2008-Exibit A in Exhibit A in Exhibit (10)(19)-(c)	(3)
(10)(21)	Form of Class A and B Warrant- September 2008 - Exhibit B in Exhibit (10)(19)-(c)	(3)

(10)(22)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(4)
(10)(23)	Form of Note and Warrant and Modification, Waiver and Consent
	Agreement December 2008	(11)
(10)(24)	Subscription Agreement, Form of Note and Warrant, Funds Escrow Agreement,
	Form of Legal Opinion and Second Modification Waiver and Consent
	Agreement , January 2009 (d)	(11)
(10)(25)	Amendment, Waiver and Consent Agreement Form of Allonge No. 1 to January
	09 Notes, Form of Warrant February 2009	(11)
(10)(26)	Subscription Agreement, Funds Escrow Agreement, Form of Note and
	Warrant and Legal Opinion, March 2009	(11)
(10)(27)	Third Modification, Waiver and Consent Agreement, Form of Allonge No. 1 to
	March 09 Notes, Form of Warrant July 2009	(11)
(10)(28)	Form of Note, November 2009	(11)
(10)(29)	Modification and Amendment Letters, Form of Warrant January 2010	(11)
(10)(30)	2010 Stock Compensation and Incentive Plan	(7)
(10)(31)	Warrant and Allonge to March 2009 Note dated May 13, 2010	(15)
(10)(32)	Promissory Note, dated June 17, 2010	(15)
(10)(33)	Warrants to extend short-term bridge loan June 30, 2010	(15)
(10)(34)	Subscription Agreement dated July 15, 2010 ((Exhibits A-B (Form of Note and
	Warrant) filed with Form 8-K dated July 21, 2010, Exhibit C (Escrow Agreement)
	filed as Exhibit 10.38 to Form 10-Q as amended for quarter ended September
	30, 2010 filed June 1, 2011))	(14)
(10)(35)	Form of Convertible Promissory Note dated July 15, 2010	(10)
(10)(36)	Form of Class A Warrant dated July 15, 2010	(10)
(10)(37)	First Amendment and Consent Agreement dated July 15, 2010	(10)
(10)(38)	Escrow Agreement dated July 15, 2010	(14)
(10)(39)	Placement Agent Agreement for July 2010 financing	(14)
(10)(40)	Promissory Note dated December 21, 2010	(15)
(10)(41)	Placement Agent Agreement dated December 21, 2010 for January 2011 Financing	(15)
(10)(42)	Form of Bridge Loan Extension Letter and Form of Warrant dated January 11, 2011	(12)
(10)(43)	Subscription Agreement dated January 21, 2011 to include cap table, all exhibits
	(forms of note and warrant, escrow agreement, forms of legal opinions and
	lockup agreements) and other schedules	(16)
(10)(44)	Second Amendment and Consent Agreement dated January 21, 2011	(16)
(10)(45)	Form of Note with previous Landlord dated January 26, 2011	(12)
(10)(46)	Subscription Agreement dated February 1, 2011 to include cap table, all
	exhibits (forms of note and warrant), escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(47)	Placement Agent Agreement dated March 8, 2011	(13)
(10)(48)	Subscription Agreement dated March 17, 2011 to include cap table, all
	exhibits (forms of note and warrant), escrow agreement, forms of legal
	opinion and lockup agreements) and other schedules	(16)
(10)(49)	Third Amendment and Consent Agreement dated March 17, 2011	(16)
(10)(50)	Form of Promissory Note dated June 3, 2011	(18)
(10)(51)	Form of Promissory Note dated June 30, 2011	(18)

(10)(52)	Placement Agent Agreement dated June 22, 2011	(17)
(10)(53)	Form of Debt Exchange Agreement dated June 30, 2011	(18)
(10)(54)	Subscription Agreement dated July 15, 2011 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	opinion) and other schedules	(17)
(10)(55)	Form of Promissory Note dated October 7, 2011 (Alpha)	(19)
(10)(56)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(19)
(10)(57)	Form of Promissory Note with conversion rights November 3, 2011	(19)
(10)(58)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(20)
(10)(59)	Form of Promissory Note dated December 1, 2011 (Alpha)	(20)
(10)(60)	Form of Note dated December 28, 2011 (Alpha)	(20)
(10)(61)	Cause Marketing Endorsement Partnership Agreement dated October 13, 2011	(20)
(10)(62)	Commission Agreement dated June 29, 2011	(20)
(10)(63)	Form of Approval of Grant of Stock Options at December 21, 2011	(20)
(10)(64)	Subscription Agreement dated February 22, 2012 to include cap table, all
	exhibits (forms of note and warrant, escrow agreement, forms of legal
	Opinion) and other schedules	(21)
(10)(65)	Fifth Amendment and Consent Agreement dated February 22, 2012	(21)
(10)(66)	Placement Agent Agreement dated February 6, 2012	(21)
(10)(67)	Extension Agreement and Form of Note dated March 31, 2012	(22)
(10)(68)	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(23)
(10)(69)	Promissory Notes June, 2012	(23)
(10)(70)	First Amendment to Lease Agreement May 31, 2012	(24)
(10)(71)	Equity Financing and Debt Retirement Agreement dated July 19, 2012	(24)
(10)(72)	Form of Assignment and Escrow Agreement dated August 15, 2012	(24)
(10)(73)	Allonge No. 1 to Secured Note Issued March, 2009	(24)
(10)(74)	Copy of Form of Note Referenced as Exhibit A in the above Form of Assignment
	and Escrow Agreement dated August 15, 2012 ((see exhibit (10)(72))	(25)
(10)(75)	Form of Convertible Promissory Note for $125,000 dated August 31, 2012	(25)
(10)(76)	Form of Registration Rights Agreement dated August 31, 2012	(29)
(10)(77)	Form of Convertible Promissory Note for $75,000 dated September 26, 2012	(25)
(10)(78)	Extension Agreement Dated September 30, 2012	(25)
(10)(79)	Securities Transfer Agreement dated October 12, 2012	(25)
(10)(80)	Allonge No. 2 dated October 18, 2012 to Secured Note Issued March, 2009	(25)
(10)(81)	Assignment and Escrow Agreement dated October 26, 2012	(25)
(10)(82)	Promissory Note November 1, 2012	(25)
(10)(83)	Allonge No. 3 dated November 9, 2012 to Secured Note Issued March, 2009	(25)
(10)(84)	Assignment and Escrow Agreement dated November 28, 2012	(29)
(10)(85)	Promissory Note December 1, 2012	(32)
(10)(86)	Assignment and Escrow Agreement dated December 13, 2012	(29)
(10)(87)	Promissory Note January 1, 2013	(32)
(10)(88)	Assignment and Escrow Agreement dated January 8, 2013	(32)

(10)(89)	Amendment to the Certificate of Designation of the Relative Rights and
	Preferences of the Series A Convertible Preferred Stock January 9, 2013	(29)
(10)(90)	Submission of Matters to a Vote of Security Holders to Approve Increase in
	Authorized Shares for Common Stock to Twenty Billion Shares and to
	Decrease Par Value of Common Stock and Preferred Stock from $.001
	to $.00001 plus Ratification of the 2013 Equity Incentive Plan-January 29, 2013	(28)
(10)(91)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(29)
(10)(92)	Promissory Note February 1, 2013	(32)
(10)(93)	Form of New Office Lease Agreement, Commencing February 1, 2013	(28)
(10)(94)	Allonge No. 4 dated December 6, 2012 to Secured Note Issued March, 2009	(29)
(10)(95)	Allonge No. 5 dated December 13, 2012 to Secured Note Issued March, 2009	(29)
(10)(96)	Allonge No. 6 dated January 14, 2013 to Secured Note Issued March, 2009	(29)
(10)(97)	Allonge No. 7 dated February 15, 2013 to Secured Note Issued March, 2009	(29)
(10)(98)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(99)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013	(32)
(10)(100)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013	(32)
(10)(101)	Form of Consolidated Note at February 21, 2013	(32)
(10)(102)	Convertible Note for Services Provided at February 21, 2013	(32)
(10)(103)	Promissory Note March 1, 2013	(32)
(10)(104)	Promissory Note April 1, 2013	(32)
(10)(105)	Assignment and Escrow Agreement April 9, 2013	(32)
(10)(106)	Reserved for possible future use (no document filed)
(10)(107)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that
	Approved the Amendment of the Company's Certificate of Incorporation to
	Effect a Reverse Stock Split of a ratio of One-For-500 Subject to Regulatory
	Approval (to be effective July 1, 2013)	(31)
(10)(108)	Promissory Note May 1, 2013	(32)
(10)(109)	Promissory Note June 1, 2013	(32)
(10)(110)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(111)	Assignment and Escrow Agreement June 5, 2013	(32)
(10)(112)	Promissory Note June 7, 2013	(32)
(10)(113)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2013	(32)
(10)(114)	Promissory Note July 1, 2013	(32)
(10)(115)	Debt amendments for extension of maturity dates to December 31, 2014	(32)
(10)(116)	Allonge No. 11 dated July 23, 2013 to Secured Note Issued February 22, 2013	(33)
(10)(117)	Promissory Note August 1, 2013	(33)
(10)(118)	Allonge No. 12 dated August 8, 2013 to Secured Note Issued February 22, 2013	(33)
(10)(119)	Promissory Note September 1, 2013	(34)
(10)(120)	Form of Approval of Grant of Stock Options at September 13, 2013	(34)
(10)(121)	Allonge No. 13 dated September 18, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(122)	Promissory Note October 1, 2013	(34)
(10)(123)	Allonge No. 14 dated October 28, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(124)	Promissory Note November 1, 2013	(34)

(10)(125)	Allonge No. 15 dated November 15, 2013 to Secured Note Issued February 22, 2013	(34)
(10)(126)	Promissory Note December 1, 2013	(34)
(10)(127)	Form of Promissory Notes between December 23 and 24, 2013	(34)
(10)(128)	Promissory Note January 1, 2014	(34)
(10)(129)	Promissory Note February 1, 2014	(34)
(10)(130)	Allonge No. 16 dated February 11, 2014 to Secured Note Issued February 22, 2013	(34)
(10)(131)	Promissory Note March 1, 2014	(34)
(10)(132)	Form of Promissory Note March 24, 2014	(35)
(10)(133)	Promissory Note April 1, 2014	(37)
(10)(134)	Promissory Note April 30, 2014	(37)
(10)(135)	Promissory Note May 1, 2014	(37)
(10)(136)	Allonge No. 17 dated May 2, 2014 to Secured Note Issued February 22, 2013	(37)
(10)(137)	Convertible Note dated May 13, 2014 issued to LG Capital Funding LLC	(37)
(10)(138)	Promissory Note June 1, 2014	(37)
(10)(139)	Form of Promissory Note dated June 11, 2014 - four investors	(37)
(10)(140)	Promissory Note July 1, 2014	(37)
(10)(141)	Allonge No. 18 dated July 11, 2014 to Secured Note Issued February 22, 2013	(37)
(10)(142)	Promissory Note July 31, 2014	(37)
(10)(143)	Promissory Note August 1, 2014	(37)
(10)(144)	Promissory Note August 21, 2014	(37)
(10)(145)	Promissory Note August 29, 2014	(37)
(10)(146)	Promissory Note September 1, 2014	(37)
(10)(147)	Promissory Note September 17. 2014	(37)
(10)(148)	Form of Promissory Note September 30. 2014 - two investors	(37)
(10)(149)	Promissory Note October 1, 2014	(37)
(10)(150)	Promissory Note November 1, 2014	(37)
(10)(151)	Promissory Note November 19, 2014	(37)
(10)(152)	Promissory Note December 1, 2014	(37)
(10)(153)	Class A Common Stock Purchase Warrant-Attitude Drinks Incorporated	(36)
(10)(154)	Form of Convertible Note	(36)
(10)(155)	Non-Circumvention-No-Shop Agreement	(36)
(10)(156)	Confidentiality, Non-solicitation and Noncompetition Agreement	(36)
(10)(157)	West Hartford WOB, LLC Amended & Restated Operating Agreement	(36)
(10)(158)	Joint Venture Agreement	(36)
(10)(159)	Form of Secured Convertible Note-Attitude Beer Holding Co.	(36)
(10)(160)	Escrow Agreement	(36)
(10)(161)	Form of Class A Common Stock Purchase Warrant-Attitude Beer Holding Co.	(36)
(10)(162)	Guaranty	(36)
(10)(163)	Form of Security Agreement	(36)
(10)(164)	Securities Purchase Agreement	(36)
(10)(165)	Promissory Note dated December 19, 2014	(37)
(10)(166)	Convertible Note dated December 19, 2014	(37)
(10)(167)	Promissory Note January 1, 2015	(37)
(10)(168)	Form of Convertible Note January 14, 2015	(37)
(10)(169)	Form of Convertible Note and Class A Purchase Warrant dated January 23, 2015	(37)

(10)(170)	Promissory Note dated February 1, 2015	(37)
(10)(171)	Promissory Note dated March 1, 2015		X
(10)(172)	Promissory Note dated March 5, 2015		X
(10)(173)	Promissory Note dated March 13,2015		X
(10)(174)	Promissory Note dated March 19, 2015		X
(10)(175)	Promissory Note dated March 26, 2015		X
(10)(176)	Promissory Note dated April 1, 2015		X
(10)(177)	Promissory Note dated April 3, 2015		X
(10)(178)	Promissory Note dated April 17, 2015		X
(10)(179)	Certificate of Designations of Series B Convertible Preferred Stock of Harrison	(38)
	Vickers and Waterman Inc. as Exhibit 4.1 to the Company's Form 8-K filed on
	April 27, 2015
(10)(180)	Warrant issued to Attitude Drinks Incorporated as Exhibit 4.2 to the	(38)
	Company's Form 8-K filed on April 27,2015
(10)(181)	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt as Exhibit 4.3	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(182)	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC as Exhibit 4.4	(38)
	to the Company's Form 8-K filed on April 27, 2015
(10)(183)	Additional Investment Right issued to Alpha Capital Anstalt as Exhibit 4.5	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(184)	Additional Investment Right issued to Tarpon Bay Partners LLC as Exhibit 4.6	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(185)	Asset Purchase Agreement dated as of April 21, 2015 by and between Harrison	(38)
	Vickers and Waterman Inc., Attitude Drinks Incorporated, Alpha Capital Anstalt and
	Tarpon Bay Partners LLC as Exhibit 10.1 to the Company’s From 8-K filed on
	April 27, 2015.
(10)(186)	Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks Incorporated	(38)
	and Tarpon Bay Partners LLC as collateral agent on behalf of Alpha Capital Anstalt
	and Tarpon Bay Partners LLC as exhibit 10.2 to the Company's Form 8-K filed on
	April 27, 2015.
(10)(187)	Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman	(38)
	Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners
	LLC as collateral agent as Exhibit 10.3 to the Company's Form 8-K on April 27, 2015
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co. for the	(38)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.4 to the
	Company's Form 8-K filed on April 27,2015
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Drinks Incorporated for the	(38)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.5 to the
	Company's Form 8-K filed on April 27,2015
(10)(189)	Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding	(38)
	Co., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners
	loc as exhibit 10.6 to the Company's Form 8-K filed on April 27, 2015
(10)(190)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(38)
	Attitude Drinks Incorporated as exhibit 10.7 to the Company's Form 8-K on April
	27, 2015

(10)(191)	A Warrant issued to Alpha Capital Anstalt as exhibit 99.1 to the Company's Form	(38)
8-K on April 27, 2015
(10)(192)	Series A Warrant issued to Tarpon Bay Partners LLC as exhibit 99.2 to the Company's	(38)
Form 8-K on April 27, 2015
(10)(193)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(38)
Alpha Capital Anstalt as exhibit 99.3 to the Company's Form 8-K on April 27, 2015
(10)(194)	Promissory Note dated April 24, 2015		X
(10)(195)	Promissory Note dated May 1, 2015		X
(10)(196)	Promissory Note dated May 1, 2015		X
(10)(197)	Promissory Note dated May 1, 2015		X
(10)(198)	Promissory Note dated May 15, 2015		X
(14)	Code of Ethics	**
(21)	Subsidiaries of Registrant	*
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

* previously filed with the Commission on December 13, 2007 as an exhibit to Form SB-2 (SEC Accession Number 0001144204-07-067319)
** previously filed with the Commission on August 14, 2009 as an exhibit to Form 10K (SEC Accession Number 0001213900-09-002104)

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
(33) previously filed with the Commission on August 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-004654)
(34) previously filed with the Commission on March 19, 2014 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-14-001532)
(35) previously filed with the Commission on April 15, 2014 as an exhibit to From 10-Q (SEC Accession No. 0001213900-14-002397)
(36) previously filed with the Commission on December 31, 2014 as a Form 8-K (SEC Accession No. 0001144204-14-076573)
(37) previously filed with the Commission on February 13,2015 as a Form 10-K (SEC Accession No. 0001144204-15-009097)
(38) previously filed with the Commission on April 27, 2015 as a Form 8-K (SEC Accession No. 0001144204-15-025275)

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
Date: May 18, 2015

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

