Form 10-Q
period 2014-09-30
Attitude Drinks Inc.
filed 2015-06-12
CIK 1416183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Yes ☐ No ☒

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,265,001,442 shares issued and outstanding as of June 12, 2015.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2014	March 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$25,681	$20,615
Accounts receivable	10,428	1,422
Inventories less allowance for obsolescence of $44,107 at March 31, 2014	137,060	30,090
Prepaid expenses	1,065	2,873
TOTAL CURRENT ASSETS	174,234	55,000

FIXED ASSETS, NET	21,993	25,491

OTHER ASSETS:
Trademarks, net	4,685	4,834
Deposits and other	896	896
TOTAL OTHER ASSETS	5,581	5,730

TOTAL ASSETS	$201,808	$86,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,801,859	$1,667,615
Accrued liabilities	6,189,289	5,733,308
Derivative liabilities	1,431,341	1,993,393
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	5,975,092	5,891,182
Less: Discount on convertible notes payable	(2,046,410)	(3,511,738)
Non-convertible notes payable	538,517	411,517
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	14,026,151	12,321,740

NON-CURRENT NOTES PAYABLE
Convertible notes payable	100,000	100,000
CONVERTIBLE NOTES PAYABLE - NET OF CURRENT PORTION	100,000	100,000

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 690,277,229 and 181,714,134 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	6,903	1,817
Additional paid-in capital	19,707,452	19,416,418
Deficit accumulated	(33,638,788)	(31,753,844)
TOTAL STOCKHOLDERS' (DEFICIT)	(13,924,343)	(12,335,519)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$201,808	$86,221

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$11,909	$69,991	$33,816	$145,191
Product and shipping costs	(23,007)	(55,373)	(43,856)	(118,804)
GROSS PROFIT	(11,098)	14,618	(10,040)	26,387

OPERATING EXPENSES:
Salaries, taxes and employee benefits	182,835	253,456	351,858	521,222
Marketing and promotion	4,477	25,882	13,941	22,557
Consulting fees	77,182	77,000	152,182	159,500
Professional and legal fees	13,140	66,220	45,015	103,534
Travel and entertainment	2,861	7,160	4,351	13,132
Product development costs	-	-	400	3,780
Stock compensation expense	-	26,997	-	26,997
Other operating expenses	42,097	62,711	89,018	114,685
Total Operating Expenses	322,592	519,426	656,765	965,407

LOSS FROM OPERATIONS	(333,690)	(504,808)	(666,805)	(939,020)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(1,023,261)	2,730,895	(1,218,139)	2,860,011
Total Other Income (Expense)	(1,023,261)	2,730,895	(1,218,139)	2,860,011

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,356,951)	2,226,087	(1,884,944)	1,920,991

Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,356,951)	$2,226,087	$(1,884,944)	$1,920,991

Basic income (loss) per common share	$-	$0.05	$-	$0.05

Diluted income (loss) per common share	$-	$-	$-	$-

Weighted average common shares outstanding - basic	597,443,345	47,018,140	468,696,070	35,491,621

Weighted average common shares outstanding - diluted	597,443,345	3,226,292,862	468,696,070	3,214,766,343

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months	Six Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(1,884,944)	$1,920,991
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	3,646	3,969
Compensatory stock and warrants	-	26,997
Issuance of convertible notes for past due services	150,000	187,000
Bad debt expense	-	(2,792)
Fair value adjustment of convertible notes	(540,141)	(3,674,948)
Amortization of debt discount	1,546,601	637,967
Changes in operating assets and liabilities:
Accounts receivable	(9,006)	(9,476)
Prepaid expenses and other assets	1,808	(15,135)
Inventories	(106,970)	14,514
Accounts payable and accrued liabilities	631,872	412,760
Net cash (used) in operating activities	(207,134)	(498,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,910)
Net cash (used) in investing activities	-	(3,910)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	87,700	550,000
Proceeds from short-term bridge loans payable	127,000	-
Other costs of financing	(2,500)	(50,000)
Net cash provided by financing activities	212,200	500,000

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	5,066	(2,063)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,615	7,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,681	$5,352

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies

(a)	Organization:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiary (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States. Attitude Drinks Incorporated was formed in Delaware on May 10, 1988 under the name of International Sportfest, Inc which later became Mason Hill Holdings, Inc. On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI.

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

Change in Business Model

On April 21, 2015, Attitude Beer Holding Co., a Delaware corporation (“ABH”), which the Company had the majority ownership and ABH’s other owners, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), (collectively all three companies as shareholders of ABH), entered into a Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) pursuant to which the shareholders of ABH sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to the Company 51 shares of a newly created Series B Preferred Stock of the Company (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVCW’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, HVCW’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). The Company purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making the Company the majority owner of HVCW.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2014 and 2013 and the results of its operations and cash flows for the six month periods ended September 30, 2014 and 2013. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the six month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. All material intercompany balances and transactions have been eliminated.

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (Continued):

(b)	Basis of Presentation/Going Concern (continued):

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had insignificant revenues for the six months period ended September 30, 2014, a working capital deficit of $13,851,917 as of September 30, 2014 and has incurred losses to date resulting in an accumulated deficit of $33,638,788, including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Inventories:

Inventories, as estimated by management, currently consist of finished goods and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	September 30, 2014	March 31, 2014
	(unaudited)

Finished goods	$137,060	$74,197
Less: Reserve for obsolescence	-	(44,107)
Total inventories	$137,060	$30,090

(d)	Prepaid expenses:

Prepaid expenses of $1,065 consist mainly of travel advances for $900.

(e)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years. Amortization of trademarks for the six months ended September 30, 2014 was $148.

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

The basic (loss)/income per common share is computed by dividing the (loss)/income applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the six months ended September 30, 2014, potential common shares arising from the Company’s stock warrants, stock options and convertible debt and preferred stock amounting to 5,885,759,386 shares were included in the computation of diluted income per share.

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

Note 2.	Accrued Liabilities:

Accrued liabilities consist of the following:

	September 30, 2014	March 31, 2014
	(unaudited)
Accrued payroll and related taxes	$3,476,337	$3,261,045
Accrued marketing program costs	580,000	580,000
Accrued professional fees	162,000	98,000
Accrued interest	1,621,775	1,456,904
Accrued board of directors' fees	224,792	206,792
Other expenses	124,385	130,567

Total	$6,189,289	$5,733,308

Note 3.	Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	September 30, 2014	March 31, 2014
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification as see Note 6 for more details. Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		September 30,	March 31,
		2014	2014
$6,259,771	Convertible Note Financing due February 21, 2015 (a), (1)	$5,452,892	$5,554,182
550,000	Convertible Note Financing due December 31, 2014 (b), (2)	550,000	400,000
37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	37,000
35,200	Convertible Note Financing due May 13,2015 (d), (4)	35,200	-
	Less discount on convertible notes (5)	(2,046,410)	(3,511,738)
$6,881,971	Total convertible notes payable	$4,028,682	$2,479,444

(1) All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271. Remaining balance of $767,500 represents issued allonges that are attached to the February 21, 2013 consolidated convertible notes.

(2) Monthly retainer fee of $25,000 face value for December, 2012 through September, 2014 (total of $550, 000)

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

(a)	February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these individual consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $806,396 in principal and $193,214 in accrued interest were converted into shares of common stock from February 21, 2013 through September 30, 2014. In addition, additional allonge financings were added as follows:

Note 4.	Convertible Notes Payable (continued):

(a)	February 21, 2013 Consolidated Convertible Notes (continued)

TABLE FOR ADDED ALLONGES

	ALLONGE	$
DATE	#	AMOUNT

4/11/2013	8	$71,500
6/5/2013	9	88,000
6/21/2013	10	88,000
7/23/2013	11	82,500
8/8/2013	12	110,000
9/18/2013	13	110,000
10/28/2013	14	55,000
11/15/2013	15	55,000
2/11/2014	16	55,000
5/2/2014	17	27,500
7/11/2014	18	25,000

	TOTAL	$767,500

Southridge Partners II LP purchased from another debt- holder $100,000 on June 5, 2013 from these February 21, 2013 notes. This new replacement note contains the same terms as in the February 21, 2013 consolidated convertible notes. A conversion of $2,960 was made on September 9, 2014 resulting in a balance of $97,040 to be converted.

(b)	Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors/Southridge Partners II LP as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note (Note 4 (a)). From December, 2012 through September, 2014, we issued $25,000 monthly convertible notes for a total of $550, 000 as all of these notes have maturity dates of December 31, 2014 to January 31, 2016. The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

On July 31, 2014, we entered into a promissory note with a current investor in the total principal amount of $15,000. This amount is due May 31, 2015 and is not subject to any interest rates. This note is exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

On August 21, 2014, we entered into a promissory note with a current investor in the total principal amount of $10,000. This amount is due August 21, 2015 and is not subject to any interest rates. This note is exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

On August 29, 2014, we entered into a promissory note with a current investor in the total principal amount of $10,000. This amount is due August 31, 2015 and is not subject to any interest rates. This note is exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

On September 17 and 30, 2014, we entered into promissory notes with two current investors in the total principal amount of $40,000. These amounts are due as follows: $10,000 due September 30, 2015, $15,000 due August 31, 2015 and $15,000 due September 30, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange.

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

Note 6.	Derivative Liabilities (continued):

The following table provides the liabilities carried at fair value measured on a recurring basis as of September 30, 2014:

Fair Value Measurement at September 30, 2014
Significant
Total	Quoted	Other	Significant
Carrying	Prices in	Observable	Unobservable
Value at	Active Markets	Inputs	Inputs
September 30, 2014	(Level 1)	(Level 2)	(Level 3)

$1,431,341	$-	$-	$1,431,341

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

As of September 30, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the new consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

Note 7.	Transactions with Related Parties:

In connection with the reverse merger (see Note 1), we assumed $47,963 in advances payable to the officers of MHHI in which we paid $1,500 in January, 2009 and issued 50 shares of common at $500 per share or $25,000, resulting in an outstanding balance of $21,463 that is due.   These advances are non-interest bearing and payable upon demand.

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

Note 7.	Transactions with Related Parties (continued):

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

(a) Series A and A-1 Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A and A-1 Preferred (“Series A” and “Series A-1”), $.00001 par value.  Each share of Series A and A-1 is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A and A-1 Preferred. The holders of the Series A and A-1 Preferred are entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A and A-1 holders. The Series A and A-1 are senior to the Common Stock and any other series or class of the Company’s Preferred Stock in the event of liquidations. In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and A-1 then outstanding are entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount is to be made in respect of any outstanding capital stock of the Company, an amount equal to $.00001 per share, The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per share, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000. We have evaluated our Series A and A-1 Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved. Redemption of these preferred shares cannot be affected because of the Company’s stockholders’ deficit.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren. A non-cash expense for $1,620,000 was recorded based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for 54,000,000 common stock equivalents. The Board of Directors on September 4, 2009 approved an amendment to the certificate of designations whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof- Rights, Powers and Preferences: The Series A shall have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows: Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.00001 par value authorized preferred stock, all Twenty Million (20,000,000) shares shall be designated as shares of “Series A.”

Note 8.	Stockholders’ Deficit (continued):

(a) Series A and A-1 Preferred Stock (continued):

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

(b) Common Stock Warrants

As of September 30, 2014, there were no outstanding warrants as the expiration date expired on all previous outstanding warrants.

(c) Common Stock Issued During the Six Months Ended September 30, 2014:

At September 30, 2014, we had issued and outstanding 690,277,229 shares of common stock of which 30,570 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

COMMON STOCK ISSUED FROM APRIL 1, 2014 THROUGH SEPTEMBER 30, 2014

	# OF	$ DEBT	$ INTEREST	$
DATE OF	SHARES	AMOUNT	AMOUNT	CONVERSION
CONVERSION	ISSUED	CONVERTED	CONVERTED	PRICE

4/9/2014	15,912,500	$6,365	$-	$0.0004
4/9/2014	8,000,000	3,200	-	0.0004
4/9/2014	12,000,000	4,800	-	0.0004
4/9/2014	9,067,500	-	3,627	0.0004
5/5/2014	10,000,000	5,000	-	0.0005
5/5/2014	10,000,000	5,000	-	0.0005
5/6/2014	22,441,780	6,925	4,296	0.0005
5/12/2014	11,312,000	-	5,656	0.0005
5/15/2014	9,600,000	4,800	-	0.0005
5/16/2014	26,628,740	13,250	64	0.0005
5/20/2014	12,000,000	6,000	-	0.0005
5/20/2014	12,000,000	6,000	-	0.0005
5/22/2014	12,000,000	-	4,800	0.0004
5/29/2014	14,000,000	5,600	-	0.0004
5/29/2014	14,000,000	5,600	-	0.0004
5/29/2014	14,000,000	5,600	-	0.0004
5/29/2014	14,000,000	5,600	-	0.0004
5/30/2014	26,644,475	11,200	70	0.0004
6/3/2014	14,000,000	5,600	-	0.0004
6/3/2014	15,000,000	6,000	-	0.0004
6/4/2014	15,800,000	-	6,320	0.0004
6/23/2014	18,136,000	-	9,068	0.0005
6/24/2014	20,000,000	10,000	-	0.0005
6/24/2014	26,642,000	13,300	-	0.0005
8/6/2014	26,655,000	5,310	21	0.0002
8/26/2014	56,546,850	11,275	341	0.0002
9/10/2014	22,061,200	4,405	7	0.0002
9/10/2014	40,115,050	2,960	5,063	0.0002

(d) Warrants Issued During the Six Months Ended September 30, 2014:

None

(e) Options Issued During the Six Months Ended September 30, 2014:

None

Note 9.	Commitments and Contingencies:

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,320 and excluding variable common area maintenance charges, as of September 30, 2014, are as follows:

Years ending March 31,	Amount

2015	$26,020
2016	52,540
2017	53,146
2018	44,730

$176,436

Rental expense, which also includes maintenance and parking fees, for the six months period ended September 30, 2014 was $27,475.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current products.  The manufacturer will manufacture, package and ship such products.  All products will be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 10. Subsequent Events:

On October 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their October, 2014 consulting services.

On November 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their November, 2014 consulting services.

On November 19, 2014, we issued a promissory note payable to an accredited investor in the amount of $25,000 with no interest rate.

On December 1, 2014, we issued a convertible note to Southridge Partners II LP for $25,000 for their December, 2014 consulting services.

On December 19, 2014, we issued a convertible note to one of our debt holders for $20,000 with a 10% interest rate and maturity date of December 22,2015 for past due services.

Note 10. Subsequent Events (continued):

On December 19, 2014, we issued a promissory note to one of our debt holders for $31,500 with no interest rate and a maturity date of December 19, 2015.

On December 24, 2014, we formed a new subsidiary, ABH. On the same date, ABH and we entered into a joint venture with New England WOB, LLC to develop franchises for World of Beer Franchising in all of Connecticut and the greater Boston area. ABH paid $300,000 as part of the total $1,200,000 for a new franchise in West Hartford, Connecticut with $300,000 to be paid each month starting in January, 2015 until the remaining $900,000 amount is paid. ABH paid the first $300,000 through newly issued convertible notes to our key accredited investors under Attitude Beer Holding Co. ABH also has an option for two years to obtain 51% interest in the Stamford, Connecticut World of Beer franchise location for a total of $2,000,000. As part of the above $300,000 payment, Attitude Beer Holding Co. issued two convertible notes to two current accredited investors for a total of $337,250 to cover all costs associated with this joint venture and the first installment payment. In addition, ABH issued to these two accredited investors Class A Common Stock Purchase Warrants with an expiration date of December 4, 2021with the exercise price to be equal to the conversion price of the notes. The number of warrants will be equal to the number of shares the debt holder could acquire upon the complete conversion of the issued note from ABH. In addition, we issued 4,545,000 Class A Common Stock Purchase Warrants on December 24, 2014 to New England World of Beer LLC with an expiration date of December 24, 2019. The exercise price is $0.0005.

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

On January 22, 2015, ABH issued two convertible notes to two accredited investors for a total of $300,000 which the received funds were used to pay the second installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants of ABH with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

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

Note 10. Subsequent Events (continued):

On February 24, 2015, our subsidiary, ABH issued two convertible notes to two accredited investors for a total of $300,000 which the received funds were used to pay the third installment payments for the investment in the World of Beer franchise in West Hartford, Connecticut. In addition, these two accredited investors received Class A Common Stock Purchase Warrants of ABH with an expiration date of seven years for a number of shares equal to the number of shares the debt holder could acquire upon the complete conversion of the Notes issued to them. The purchase price shall be equal to the conversion price of the convertible note.

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

Note 10. Subsequent Events (continued):

From April 16, 2015 through April 20, 2015, we issued 688,552,180 restricted shares of common stock as payments to previous employees and certain vendors for past due services.

On April 17, 2015, we issued 121,562,500 shares of common stock pursuant to a conversion of the April 1, 2013 convertible note payable for $9,725 at a conversion price of $.00008.

On April 17, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 17, 2016. The note bears no interest.

On April 21, 2015, Alpha Capital Anstalt , Tarpon Bay Partners LLC and we (all “shareholders” of ABH) entered into the Purchase Agreement with Harrison, Vickers and Waterman. Inc. (HVCW) pursuant to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to us 51 shares of Series B Preferred Stock and the B Warrant to purchase 5,000,000 Common Stock, at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, the Secured Convertible Note in the principal amount of $1,619,375, the Alpha Warrant to purchase 1,295,500,000 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $3,750,000 in the AIR Note and the AIR Warrant; and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, the Tarpon Warrant to purchase 443,833,333 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants. In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of the HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). We purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). We are now the majority owner of HVCW.

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

On May 20, 2015, we issued 106,818,400 shares of common stock pursuant to a conversion of the April, 2014 note for $7,700 and accrued interest of $311 at a conversion price of $.000075.

On May 22, 2015, we received from a current accredited investor $7,500 as all parties are working to determine whether to treat this financing either as convertible debt or equity financing.

Note 10. Subsequent Events (continued):

On May 29, 2015, we received from a current accredited investor $7,500 as all parties are working to determine whether to treat this financing either as convertible debt or equity financing.

On June 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their June, 2015 consulting services.

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

Recent Developments

On April 21, 2015, Attitude Beer Holding Co., a Delaware corporation (“ABH”), which we had the majority ownership and the other shareholders, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), collectively all three companies as shareholders of ABH, entered into a Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) pursuant to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to us 51 shares of a newly created Series B Preferred Stock of HVCW (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVCW’s common stock, par value $.0001 per share (the “HVCW Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000, shares of Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, HVCW’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). We purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making us the majority owner of HVCW.

In December 2014, ABH entered into a joint venture with New England World of Beer and together we opened a 4,000 sq. foot tavern in West Hartford, Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

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

Our current product is a dairy based product which is called “Phase III® Recovery” and is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk based protein drink ever to be produced in America and is shelf-stable with a twelve (12) month long shelf life. We started to sell this new product in February 2010. Our co-pack partner, O-AT-KA Milk Products, is the largest retort milk processor in America, located in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles. The primary target for Phase III Recovery ® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels. Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. Depending on available capital, we anticipate the development of other dairy based drink products in late 2015.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition. We expect that this board will be helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks. Their contacts in the world of sports are anticipated to be very important in our sales efforts, especially in the early days.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Product (continued)

We intend to focus on the largest markets in the eastern United States with further expansion in the fifteen largest markets of the country. We intend to pre-sell in four sales channels: grocery, convenience, drug and sports and gym specialty. We intend to develop key working partnerships with regional direct store delivery (DSD) beverage distributors in these markets.

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

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes.  We believe these products will command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces.  The functional milk drinks are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality.  Clearly singles will command higher margin than multi-packs. We expect that the average gross margin for our products will be 55%-60% depending upon the consumer response and sales channel mix.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the six months period ended September 30, 2014, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

l

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

For the six months ended September 30, 2014 Compared to the six Months Ended September 30, 2013:

For the six months ended September 30, 2014, our primary expenses related to salaries and consulting fees. Total operating expenses for the six months ended September 30, 2014 were $656,765 which were $308,642 less than last year’s similar expenses for $965,407. This decrease was caused by fewer employees and consultants and related reduction of expenses due to decreased revenues.

Interest expense was $1,218,139 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are different with the results for last year’s year-to-date results due to the changes and volatility in the price of the Company’s stock price. As a result, we reported a net loss for the six months ended September 30, 2014 of $1,884,944 leading to a basic and diluted loss per share of $.00 as compared to a net income for the six months ended September 30, 2013 of $1,920,991 which includes the recognition of $2,860,011 net interest income. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the six months ended September 30, 2014 was 468,696,070. The basic income per share was $.05 and the diluted income per share was $.00 for the six months ended September 30, 2013 based on a weighted average number of common shares outstanding of 35,491,621 for the basic income per share and 3,214,766,343 for the diluted income per share.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Three Months Ended September, 30, 2014 Compared to Three Months Ended September 30, 2013:

For the three months ended September 30, 2014, our primary expenses related to salaries and consulting fees. Total operating expenses for the three months ended September 30, 2014 were $322,592 which were $196,834 less than last year’s similar expenses for $519,426. This decrease was caused by fewer employees and consultants and related reduction of expenses due to decreased revenues.

Interest expense was $1,023,261 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are different with the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price. As a result, we reported a net loss for the three months ended September 30, 2014 of $1,356,951 leading to a basic and diluted loss per share of $.00 as compared to a net income for the three months ended September 30, 2013 of $2,226,087 which includes the recognition of $2,730,895 net interest income. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended September 30, 2014 was 597,443,345. The basic and diluted income per share was $.05 and $.00, respectively, for the three months ended September 30, 2013 based on a weighted average number of common shares outstanding of 47,018,140 for the basic income per share and 3,226,292,862 for the diluted income per share.

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

For the six months ended September 30, 2014 compared to six months ended September 30, 2013:

Net cash used in operating activities for the six months ended September 30, 2014 was $207,134 which was mainly the effect of changes in our operating assets. Our loss of $1,884,944 is offset by non-cash items of $(540,141) for the changes in the fair values of our convertible notes payable and $1,546,601 for the amortization (accretion) of the debt discount and $631,872 for changes in accounts payable and accrued expenses. Net cash used in operating activities for the six months ended September 30, 2013 was $498,153 which was mainly the effect of changes in our operating assets. Our profit of $1,920,991was offset by non-cash items of $(3,674,948) for the changes in the fair values of our convertible notes payable, $637,967 for the amortization (accretion) of the debt discount and $412,760 for changes in accounts payable and accrued expenses.

Net cash flows generated by operating activities for the six months ended September 30, 2014 as well as for the six months ended September 30, 2013 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used in investing activities for the six months ended September 30, 2013 was $3,910 which were used to purchase vending machines as there were no similar expenditures for the three months ended September 30, 2014.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

 Net cash provided by our financing activities was $212,200 for the six months ended September 30, 2014 as compared to $500,000 for the six months ended September 30, 2013. The decrease of $287,800 was attributed to fewer financings in 2014.

Comparison of the six months ended September 30, 2014 to the six months ended September 30, 2013:

The major variances in the Condensed Consolidated Statements of Cash Flows for the six months of September 30, 2014 as compared to the six months of September 30, 2013 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items: “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the six months ended September 30, 2014 for $631,872 as compared to the six months ended September 30, 2013 for $412,760 were the result of paying more accounts payable related items in 2013. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the six months ended September 30, 2014 were the result of two allonge convertible note financings for $52,500, one new convertible note financing for $35,200 and several promissory notes for $127,000 in 2014 for a total of $214,700 compared to higher new financings of $550,000 for the six months ended September 30, 2013.

External Sources of Liquidity:

For the six months ended September 30, 2014:

On April 30, 2014, we issued a promissory note with no interest to Southridge Partners II LP in which we received $12,000.

On May 2, 2014, we executed a $27,500 allonge #17 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $25,000 as $2,500 was paid as a finder’s fee.

On May 13, 2014, we issued a convertible promissory note with an interest rate of 4% to LG Capital Funding, LLC in we received $35,200.

On June 11, 2014, we issued four promissory notes ($10,000 for each note) with no interest for a total receipt of $40,000 to Southridge Partners II LP, Alpha Capital Anstalt, Centaurian Fund LP and Whalehaven Capital Fund Ltd.

On July 11, 2014, we executed a $25,000 allonge #18 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $25,000.

On July 31, 2014, we issued a promissory note with no interest to Southridge Partners II LP in which we received $15,000.

On August 21, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

On August 29, 2014, we issued a promissory note with no interest to Tarpon Bay Partners LLC in which we received $10,000.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

On September 17, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

On September 30, 2014, we issued a promissory note with no interest to Southridge Partners II LP in which we received $15,000.

On September 30, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $15,000.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 although we are working on extending the due dates. Please see a summary of all convertible notes and short-term bridge loans in the table below. We have convertible notes in the principal face amount of $6,075,092 outstanding at September 30, 2014. There is no guarantee that we will be able to pay these notes when due or secure further extensions. We are recording interest expense at the default interest rate of 15% for the short-term bridge loans. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. We anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs only. This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates at September 30, 2014:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014

Original							Default	Accrued
New Note		Issue		Default	$ Amount	Interest	Interest	Default
Amounts		Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000		December, 2012	12/31/2014	No	-	None	None	-
$25,000		January, 2013	12/31/2014	No	-	None	None	-
$6,259,771	(a)	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000		February, 2013	12/31/2014	No	-	None	None	-
$25,000		March, 2013	12/31/2014	No	-	None	None	-
$25,000		April, 2013	12/31/2014	No	-	None	None	-
$25,000		May, 2013	12/31/2014	No	-	None	None	-
$25,000		June, 2013	12/31/2014	No	-	None	None	-
$37,000		June, 2013	6/7/2014	Yes (b)	37,000	None	None	-
$25,000		July, 2013	12/31/2014	No	-	None	None	-
$25,000		August, 2013	12/31/2014	No	-	None	None	-
$25,000		September, 2013	1/31/2015	No	-	None	None	-
$25,000		October, 2013	2/28/2015	No	-	None	None	-
$25,000		November, 2013	3/31/2015	No	-	None	None	-
$25,000		December, 2013	4/30/2015	No	-	None	None	-
$25,000		January, 2014	5/31/2015	No	-	None	None	-
$25,000		February, 2014	6/30/2015	No	-	None	None	-
$25,000		March, 2014	7/31/2015	No	-	None	None	-
$25,000		April, 2014	8/31/2015	No	-	None	None	-
$25,000		May, 2014	9/30/2015	No	-	None	None	-
$35,200		May, 2014	5/13/2015	No	-	4%	20%	-
$25,000		June, 2014	10/31/2015	No	-	None	None	-
$25,000		July, 2014	11/30/2015	No	-	None	None	-
$25,000		August, 2014	12/31/2015	No	-	None	None	-
$25,000		September, 2014	1/31/2016	No	-	None	None	-

$6,881,971

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CURRENT AND FUTURE FINANCING NEEDS (continued)

(a) Total amount includes total consolidated notes for $5,492,271 plus additional issued allonges.

(b) The Company is working with the debt holder to extend the maturity date.

SHORT-TERM BRIDGE LOANS (c)

$60,000	April 14, 2008	Past due	Yes	$60,000	15%	$48,369
$55,000	August 5, 2008	Past due	Yes	55,000	15%	60,984
$115,000	Total amount past due			$115,000		$109,353

(c)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

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

As of September 30, 2014, we had total shareholders’ deficit of ($13,924,343) and a working capital deficit of ($13,851,917) compared to a total shareholders’ deficit of ($12,335,519) and a working capital deficit of ($12,266,740) at March 31, 2014. Cash and cash equivalents were $25,681 as of September 30, 2014 as compared to $20,615 at March 31, 2014. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At September 30, 2014, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At September 30, 2014, we were in default on short term bridge notes totaling $115,000 in principal. One of the two short term note holders is on our Board of Directors and will extend the due date once we locate the other note holder as we have been looking for quite some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. Further, we have secured convertible notes outstanding totaling $6,075,092 in principal face value at September 30, 2014. Although we have been able to extend the maturity dates of most of these convertible notes to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%. As of September 30, 2014, we are were in default for one convertible notes payable for $37,000 as we are working with the debt holder to extend the maturity date as maturity dates range from June 7, 2014 through January 31, 2016.

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement automatically renews for consecutive one (1) year periods (next renewal date of December 16, 2013) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period. Our dependence on one co-packer puts us at substantial risk in our operations. If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all. Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

CERTAIN BUSINESS RISKS (continued):

The beneficial ownership of a significant percentage of our common stock gives Roy Warren and members of his family effective control of us and limits the influence of other shareholders on important policy and management issues.

Roy Warren, our Chief Executive Officer and Chairman of our Board, through his control of 51% of our voting stock, has control over our company and important matters relating to us. As a result he can control the outcome of all matters submitted to our shareholders for approval, including the election of our directors, our business strategy, our day-to-day operations and any proposed merger, consolidation or sale of all or substantially all of our assets. This control of our company could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, preventing a change in control of our company that might be otherwise beneficial to our shareholders, and possibly depressing the trading price of our common stock. There can be no assurance that conflicts of interest will not arise with respect to Roy Warren’s ownership and control of our company or that any conflicts will be resolved in a manner favorable to the other shareholders of our company.

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

Some of our officers, including our Chief Executive Officer and our Chief Financial Officer, are currently working for the Company on a part-time basis and are the Chief Executive Officer and Chief Financial Officer of Harrison Vickers and Waterman Inc. These officers have discretion to decide what time they devote to our activities, which may result in a lack of availability when needed due to responsibilities at other jobs.

We do not have an audit committee.

While not being legally obligated to have an audit committee or independent audit committee financial expert, we currently do not have an audit committee or independent audit committee financial expert which is an important entity-level control over the Company’s financial statements.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CERTAIN BUSINESS RISKS (continued):

Risks Relating to Our Securities

There has been a very limited public trading market for our securities, and the market for our securities may continue to be limited and be sporadic and highly volatile.

There is currently a limited public market for our common stock. Our common stock has been listed for trading on the OTC Pink Sheets (the “PINK”). We cannot assure you that an active market for our shares will be established or maintained in the future. Holders of our common stock may, therefore, have difficulty selling their shares, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares, which may be purchased, may be sold without incurring a loss. Any such market price of our shares may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value and may not be indicative of the market price for the shares in the future. In addition, the market price of our common stock may be volatile, which could cause the value of our common stock to decline. Securities markets experience significant price and volume fluctuations. This market volatility, as well as general economic conditions, could cause the market price of our common stock to fluctuate substantially. Many factors that are beyond our control may significantly affect the market price of our shares. These factors include:

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 30, 2014, we had issued and outstanding options that may be exercised into 10,054,454 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $6,075,092 and accrued interest payable of $1,384,269 which together may be converted into 5,821,704,627 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis. Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split. Further, the authorized but unissued Series A will not adjust as a result of any reverse split. As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 690,277,229 shares of common stock outstanding as of September 30, 2014 of which 690,246,659 shares are held by non-affiliates. Further, the Company has outstanding convertible notes in the face value of $6,075,092 which may be converted into 4,736,003,529 shares of common stock. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

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

ITEM 4. –	CONTROLS AND PROCEDURES (continued)

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of September 30, 2014, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On November 27, 2013, we received an order of the court from The Trial Court of Massachusetts Small Claims Session, to attend a hearing on December 12 2013 about a small claims amount of $5,000 from Marshfield Broadcasting Company, Inc. to recover past due amounts. A total of $5,500 was already recorded our records. On December 31, 2013, a judgment in the amount of $5,238 was entered in favor of Marshfield Broadcasting Inc. No payments have been made as we expect to resolve this matter as soon as practical.

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

On April 22, 2015, Edgar Agents LLC filed a lawsuit in the state of Florida to recover past due amounts owned by us for rendered services. The claim was for $23,323.50 plus interest and costs. We have recorded $19,069.50 in our records as we have not received the backup for the $4,254.00 difference. We expect to resolve this matter as soon as we can.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, the Company issued a total of 145,378,100 shares of common stock for the conversions of $23,950 of principal of convertible notes payable and $5,432 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments. No additional consideration was given for these conversions by the note holders. See Note 8 (c) for more details. The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

On July 11, 2014, we executed a $25,000 allonge #18 with Alpha Capital Anstalt to an original secured convertible note for $175,000 dated February 22, 2012 in which we received $25,000.

On July 31, 2014, we issued a promissory note with no interest to Southridge Partners II LP in which we received $15,000.

On August 21, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

PART II – OTHER INFORMATION (continued)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (continued)

On August 29, 2014, we issued a promissory note with no interest to Tarpon Bay Partners LLC in which we received $10,000.

On September 17, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

On September 30, 2014, we issued a promissory note with no interest to Southridge Partners II LP in which we received $15,000.

On September 30, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $15,000.

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

Item 3. Defaults on Senior Securities

As of September 30, 2014, we were in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000. These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009. We are working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and has agreed to extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

In addition, we were in default in paying a convertible note payable for $37,000 that was due on June 7, 2014. We are working with the debt holder to extend the maturity date.

PART II – OTHER INFORMATION (continued)

Item 4. Mine Safety Disclosures - None

Item 5. Other Information

See Note 10 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(10)(140)	Promissory Note July 1, 2014	(37)
(10)(141)	Allonge No. 18 dated July 11, 2014 to Secured Note Issued February 22, 2013	(37)
(10)(142)	Promissory Note July 31, 2014	(37)
(10)(143)	Promissory Note August 1, 2014	(37)
(10)(144)	Promissory Note August 21, 2014	(37)
(10)(145)	Promissory Note August 29, 2014	(37)
(10)(146)	Promissory Note September 1, 2014	(37)
(10)(147)	Promissory Note September 17. 2014	(37)
(10)(148)	Form of Promissory Note September 30. 2014 - two investors	(37)
(10)(149)	Promissory Note October 1, 2014	(37)
(10)(150)	Promissory Note November 1, 2014	(37)
(10)(151)	Promissory Note November 19, 2014	(37)
(10)(152)	Promissory Note December 1, 2014	(37)
(10)(153)	Class A Common Stock Purchase Warrant-Attitude Drinks Incorporated	(36)
(10)(154)	Form of Convertible Note	(36)
(10)(155)	Non-Circumvention-No-Shop Agreement	(36)
(10)(156)	Confidentiality, Non-solicitation and Noncompetition Agreement	(36)
(10)(157)	West Hartford WOB, LLC Amended & Restated Operating Agreement	(36)
(10)(158)	Joint Venture Agreement	(36)
(10)(159)	Form of Secured Convertible Note-Attitude Beer Holding Co.	(36)
(10)(160)	Escrow Agreement	(36)
(10)(161)	Form of Class A Common Stock Purchase Warrant-Attitude Beer Holding Co.	(36)
(10)(162)	Guaranty	(36)
(10)(163)	Form of Security Agreement	(36)
(10)(164)	Securities Purchase Agreement	(36)
(10)(165)	Promissory Note dated December 19, 2014	(37)
(10)(166)	Convertible Note dated December 19, 2014	(37)
(10)(167)	Promissory Note January 1, 2015	(37)
(10)(168)	Form of Convertible Note January 14, 2015	(37)
(10)(169)	Form of Convertible Note and Class A Purchase Warrant dated January 23, 2015	(37)
(10)(170)	Promissory Note dated February 1, 2015	(37)

(10)(171)	Promissory Note dated March 1, 2015	(39)
(10)(172)	Promissory Note dated March 5, 2015	(39)
(10)(173)	Promissory Note dated March 13,2015	(39)
(10)(174)	Promissory Note dated March 19, 2015	(39)
(10)(175)	Promissory Note dated March 26, 2015	(39)
(10)(176)	Promissory Note dated April 1, 2015	(39)
(10)(177)	Promissory Note dated April 3, 2015	(39)
(10)(178)	Promissory Note dated April 17, 2015	(39)
(10)(179)	Certificate of Designations of Series B Convertible Preferred Stock of Harrison	(38)
	Vickers and Waterman Inc. as Exhibit 4.1 to the Company's Form 8-K filed on
	April 27, 2015
(10)(180)	Warrant issued to Attitude Drinks Incorporated as Exhibit 4.2 to the	(38)
	Company's Form 8-K filed on April 27,2015
(10)(181)	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt as Exhibit 4.3	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(182)	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC as Exhibit 4.4	(38)
	to the Company's Form 8-K filed on April 27, 2015
(10)(183)	Additional Investment Right issued to Alpha Capital Anstalt as Exhibit 4.5	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(184)	Additional Investment Right issued to Tarpon Bay Partners LLC as Exhibit 4.6	(38)
	to the Company's Form 8-K filed on April 27,2015
(10)(185)	Asset Purchase Agreement dated as of April 21, 2015 by and between Harrison	(38)
	Vickers and Waterman Inc., Attitude Drinks Incorporated, Alpha Capital Anstalt and
	Tarpon Bay Partners LLC as Exhibit 10.1 to the Company’s From 8-K filed on
	April 27, 2015.
(10)(186)	Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks Incorporated	(38)
	and Tarpon Bay Partners LLC as collateral agent on behalf of Alpha Capital Anstalt
	and Tarpon Bay Partners LLC as exhibit 10.2 to the Company's Form 8-K filed on
	April 27, 2015.
(10)(187)	Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman	(38)
	Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners
	LLC as collateral agent as Exhibit 10.3 to the Company's Form 8-K on April 27, 2015
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co. for the	(38)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.4 to the
	Company's Form 8-K filed on April 27,2015
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Drinks Incorporated for the	(38)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.5 to the
	Company's Form 8-K filed on April 27,2015
(10)(189)	Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding	(38)
	Co., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners
	loc as exhibit 10.6 to the Company's Form 8-K filed on April 27, 2015
(10)(190)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(38)
	Attitude Drinks Incorporated as exhibit 10.7 to the Company's Form 8-K on April
	27, 2015

(10)(191)	A Warrant issued to Alpha Capital Anstalt as exhibit 99.1 to the Company's Form	(38)
	8-K on April 27, 2015
(10)(192)	Series A Warrant issued to Tarpon Bay Partners LLC as exhibit 99.2 to the Company's	(38)
	Form 8-K on April 27, 2015
(10)(193)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(38)
	Alpha Capital Anstalt as exhibit 99.3 to the Company's Form 8-K on April 27, 2015
(10)(194)	Promissory Note dated April 24, 2015	(39)
(10)(195)	Promissory Note dated May 1, 2015	(39)
(10)(196)	Promissory Note dated May 1, 2015	(39)
(10)(197)	Promissory Note dated May 1, 2015	(39)
(10)(198)	Promissory Note dated May 15, 2015	(39)
(10)(199)	Promissory Note dated June 1, 2015		X

(14)	Code of Ethics	**
(21)	Subsidiaries of Registrant	*
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant
	to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definitiom Linkbase Documeent		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

(36) previously filed with the Commission on December 31, 2014 as a Form 8-K (SEC Accession No. 0001144204-14-076573)

(37) previously filed with the Commission on February 13,2015 as a Form 10-K (SEC Accession No. 0001144204-15-009097)

(38) previously filed with the Commission on April 27, 2015 as a Form 8-K (SEC Accession No. 0001144204-15-025275)

(39) previously filed with the Commission on May 18, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-031872)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED
(Registrant)
Date: June 12, 2015

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

