Form 10-Q
period 2014-12-31
Attitude Drinks Inc.
filed 2015-07-01
CIK 1416183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,309,624,423 shares issued and outstanding as of June 29, 2015.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2014	March 31, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,689	$20,615
Accounts receivable	7,488	1,422
Inventories less reserve for abandoned property of $2,339 at December 31, 2015 and allowance for obsolescence of $44,107 at March 31, 2014	124,674	30,090
Prepaid expenses	1,275	2,873
TOTAL CURRENT ASSETS	163,126	55,000

FIXED ASSETS, NET	657,229	25,491

OTHER ASSETS:
Capitalized pre-opening costs - World of Beer	106,398	-
Trademarks, net	4,611	4,834
Deposits and other	-	896
TOTAL OTHER ASSETS	111,009	5,730

TOTAL ASSETS	$931,364	$86,221

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,853,330	$1,667,615
Accrued liabilities	6,391,111	5,733,308
Derivative liabilities	1,530,249	1,993,393
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	6,287,342	5,891,182
Less: Discount on convertible notes payable	(924,903)	(3,511,738)
Non-convertible notes payable	615,016	411,517
Loans payable -World of Beer Minority Owners	425,044	-
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	16,313,652	12,321,740

LONG TERM LIABILITIES:
Convertible notes payable	220,000	100,000
Minority interest	(4,638)	-
TOTAL LONG TERM LIABILITES	215,362	100,000

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 690,277,229 and 181,714,134 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	6,903	1,817
Additional paid-in capital	19,706,934	19,416,418
Deficit accumulated	(35,311,577)	(31,753,844)
TOTAL STOCKHOLDERS' (DEFICIT)	(15,597,650)	(12,335,519)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$931,364	$86,221

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three	Nine	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES:
Net revenues	$10,982	$18,357	$44,798	$163,548
Product and shipping costs	(12,458)	(26,787)	(56,314)	(145,591)
GROSS PROFIT	(1,476)	(8,430)	(11,516)	17,957

OPERATING EXPENSES:
Salaries, taxes and employee benefits	169,749	265,989	521,607	787,211
Marketing and promotion	3,750	22,419	17,691	44,976
Consulting fees	95,280	77,500	247,462	237,000
Professional and legal fees	(18,285)	40,827	26,730	144,361
Travel and entertainment	5,007	17,064	9,358	30,196
Product development costs	-	1,425	400	5,205
Stock compensation expense	84	-	84	26,997
Other operating expenses	40,384	53,239	129,402	167,924
Total Operating Expenses	295,969	478,463	952,734	1,443,870

LOSS FROM OPERATIONS	(297,445)	(486,893)	(964,250)	(1,425,913)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(1,373,866)	(604,283)	(2,592,005)	2,255,728
Reserve for assets abandonment	(5,629)	-	(5,629)	-
Total Other Income (Expense)	(1,379,495)	(604,283)	(2,597,634)	2,255,728

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(1,676,940)	(1,091,176)	(3,561,884)	829,815
Minority interest	4,151	-	4,151	-
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,672,789)	$(1,091,176)	$(3,557,733)	$829,815

Basic income (loss) per common share	$-	$(0.01)	$(0.01)	$0.01

Diluted income (loss) per common share	$-	$(0.01)	$(0.01)	$-

Weighted average common shares outstanding - basic	690,277,229	159,597,453	542,825,040	77,010,663

Weighted average common shares outstanding - diluted	690,277,229	159,597,453	542,825,040	9,807,938,996

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	December 31,	December 31,
	2014	2013
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(3,557,733)	$829,815
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	5,651	5,862
Compensatory stock and warrants	84	26,997
Issuance of convertible notes for past due services	245,000	262,000
Bad debt expense	-	2,229
Fair value adjustment of convertible notes	(441,835)	(3,532,703)
Amortization of debt discount	2,703,347	990,842
Minority interest	(4,151)	-
Reserve for abandoned assets	5,629	-
Changes in operating assets and liabilities:
Accounts receivable	(6,066)	23,756
Prepaid expenses and other assets	2,494	22,621
Inventories	(96,923)	10,305
Accounts payable and accrued liabilities	1,221,687	730,221
Net cash provided/ (used) in operating activities	77,184	(628,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(640,456)	(3,910)
Capitalized pre-opening expenses - World of Beer	(106,398)	-
Trademarks	-	(455)
Net cash (used) in investing activities	(746,854)	(4,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable from World of Beer minority owners	425,044	-
Proceeds from convertible notes payable	87,700	660,000
Proceeds from short-term bridge loans payable	-	45,505
Proceeds from promissory notes	168,500	-
Other costs of financing	(2,500)	(60,000)
Net cash provided by financing activities	678,744	645,505

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	9,074	13,085

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,615	7,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29,689	$20,500

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014

(Unaudited)

Note 1. Organization, Basis of Presentation and Significant Accounting Policies

(a)        Organization:

Attitude Drinks Incorporated, a Delaware corporation, (“the Company”) is engaged in the development and sale of functional beverages, primarily in the United States. Attitude Drinks Incorporated was formed in Delaware on May 10, 1988 under the name of International Sportfest, Inc which later became Mason Hill Holdings, Inc.

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

On December 1, 2014, the Company formed Attitude Beer Holding Co. (“ABH”) in the state of Delaware. ABA is authorized to issue up to 50,000,000 shares of common stock with a par value of $.00001. A total of 1,000,000 shares were issued to the following owners of ABH:

Attitude Drinks Incorporated	875,000	87.5%
Alpha Capital Anstalt	99,000	9.9
Tarpon Bay Partners LLC	26,000	2.6

Total	1,000,000	100.0%

Since the Company was the majority owner and active manager of ABH during the quarter ended December 31, 2014, the financial results of ABH during the quarter ended December 31, 2014 will be consolidated into the overall results of the Company with the recording of any minority interest related activities.

Note 1.  Organization, Basis of Presentation and Significant Accounting Policies (continued)

(a)        Organization (continued):

On December 24, 2014, New England WOB, LLC (“NEWOB”), Attitude Beer Holding Co.(”ABH”), Attitude Drinks Incorporated (“Attitude”), Glenn E. Straub (“Straub”) and James D. Cecil (“Cecil”) entered into a joint venture agreement. NEWOB entered into an Area Development Agreement with World of Beer Franchising, Inc which is in the business of entering into franchise agreements with third parties to own and operate World of Beer themed bar/restaurants. NEWOB developed a World of Beer franchise in Stamford, Connecticut as well as West Hartford, Connecticut. ABH was granted the right to participate in any World of Beer franchise that NEWOB proposes to develop. ABH has the option to become a 51% of any new World of Beer franchise for the contribution of 100% of the budgeted development costs of developing such new World of Beer franchise locations. NEWOB will manage the operations of each World of Beer franchise location. The financial results of each World of Beer franchise location will be consolidated into the overall results of ABH which in turn will be consolidated into the overall results of Attitude while Attitude owns the majority ownership of ABH. All applicable minority interest related items will be recorded for proper consolidations and reported results for Attitude’s consolidated financial statements.

On the same December 24, 2014 date, ABH purchased 51% of the West Hartford, Connecticut World of Beer franchise location and obtained an option for two years to purchase 51% of the Stamford, Connecticut World of Beer franchise location that was opened earlier in 2014. That option has not been exercised.

Change in Business Model

On April 21, 2015, ABH and ABH’s other owners, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), (collectively all three companies as shareholders of ABH), entered into a Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) pursuant to which the shareholders of ABH sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to the Company 51 shares of a newly created HVCW Series B Preferred Stock (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVCW’s common stock, par value $.0001 per share (the “HVCW’s Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, HVCW’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). The Company purchased 87,990,000 shares of HVCW’s Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making the Company the majority owner of HVCW.

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

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (continued):

(b)        Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of December 31, 2014 and 2013 and the results of its operations and cash flows for the nine month periods ended December 31, 2014 and 2013. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2014. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the nine month period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. In addition, the Company consolidates 100% of the financial results of its other majority owned corporation, Attitude Beer Holding Co., which is the majority owner of West Hartford WOB, LLC that owns the West Hartford, Connecticut World of Beer franchise location. All material intercompany balances and transactions have been eliminated as well as all related minority interest transactions have been recorded for proper consolidations and reporting.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company had insignificant revenues for the nine months period ended December 31, 2014, a working capital deficit of ($16,150,526) as of December 31, 2014 and has incurred losses to date resulting in an accumulated deficit of ($35,311,577), including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)        Inventories:

Inventories, as estimated by management, currently consist of finished goods for Phase III products as well as start-up inventory for the World of Beer franchise location in West Hartford, Connecticut and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	December 31, 2014	March 31, 2014
	(unaudited)

Finished goods Phase III	$125,899	$74,197
World of Beer inventory	1,114	-
Less: Reserve for abandonment	(2,339)	-
Less: Reserve for obsolescence	-	(44,107)
Total inventories	$124,674	$30,090

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (continued):

(d)        Fixed Assets:

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of seven years for furniture and five years for equipment. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. Leasehold and tenant improvements are depreciated over the life of the lease. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Fixed assets include both the fixed assets of the corporate office and the West Hartford, Connecticut World of Beer location which are as follows:

	December 31, 2014	March 31, 2014
	(unaudited)

Attitude Drink Company	$58,336	$61,625
World of Beer:
Audio Visual	45,592	-
Bar furniture and equipment	51,471	-
Computer equipment	45,801	-
Leasehold improvements	306,411	-
Coolers	59,271	-
Other	131,910	-

Total gross fixed assets	698,792	61,625
Less accumulated depreciation	(41,563)	(36,134)

Net fixed assets	$657,229	$25,491

(e)        Prepaid expenses:

Prepaid expenses of $1,275 consist mainly of travel advances for $900.

(f)        Trademarks and Other Long-Term Assets:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks, when acquired, will be amortized using the straight-line method over 15 years. Amortization of trademarks for the nine months ended December 31, 2014 was $223. Other long-term assets for $106,398 represent capitalized pre-opening expenses for the development of the West Hartford, Connecticut World of Beer location. These amounts will be amortized to expense when the World of Beer location opens for operations in 2015.

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (continued)

(g)        Financial Instruments:

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments, prior to February 21, 2013, were required to be carried as derivative liabilities, at fair value, in our financial statements as we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis,

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (continued):

(g)        Financial Instruments (continued):

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

(h)        (Loss)/Income Per Common Share:

The basic (loss)/income per common share is computed by dividing the (loss)/income applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) per common share is computed similar to basic (loss) per common share, but diluted income per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the nine months ended December 31, 2014, potential common shares arising from the Company’s stock warrants, stock options and convertible debt including accrued interest and preferred stock amounting to 14,542,141,612 shares were included in the computation of diluted income per share.

Note 1. Organization, Basis of Presentation and Significant Accounting Policies (continued):

(i)        Recent Accounting Pronouncements Applicable to the Company:

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

Note 2.  Accrued Liabilities:

Accrued liabilities consist of the following for all companies:

	December 31, 2014	March 31, 2014
	(unaudited)
Accrued payroll and related taxes	$3,586,102	$3,261,045
Accrued marketing program costs	580,000	580,000
Accrued professional fees	141,000	98,000
Accrued interest	1,725,837	1,456,904
Accrued board of directors' fees	233,792	206,792
Other expenses	124,380	130,567

Total	$6,391,111	$5,733,308

Note 3.  Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	December 31, 2014	March 31, 2014
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

April 14, 2008 financing:

(a) On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008. There are no outstanding warrants associated with this financing as the expiration dates have expired.

Note 3.  Short-term Bridge Loans (continued):

April 14, 2008 financing (continued):

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

Note 4, Loans payable (West Hartford WOB LLC):

A total of $425,044 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. As Attitude Beer Holding Co. purchased 51% of this store on December 24, 2014, ABH will be making the purchase via monthly installments from December, 2014 through March, 2015. Some of these payments will be used to pay some or all of the above $425,044 amounts.

Note 5  Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification as see Note 7 for more details. Convertible debt carrying values consist of the following:

Original Face		Fair Value Amounts
Value		December 31,	March 31,
		2014	2014
$6,279,771	Convertible Note Financing due February 21, 2015 (a), (1)	$5,452,892	$5,554,182
625,000	Convertible Note Financing due December 31, 2014 (b), (2)	625,000	400,000
37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	37,000
35,200	Convertible Note Financing due May 13,2015 (d), (4)	35,200	-
20,000	Convertible Note Financing due December 22, 2016 (e), (5)	20,000	-
337,250	Two Convertible Notes Financing due December 24, 2015 (f), (6)	337,250	-
	Less discount on convertible notes (7)	(924,903)	(3,511,738)
$7,334,221	Total convertible notes payable	$5,582,439	$2,479,444

(1) All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271. Remaining balance of $767,500 represents issued allonges that are attached to the February 21, 2013 consolidated convertible notes

(2) Monthly retainer fee of $25,000 face value for December, 2012 through December, 2014 (total of $625,000)

(3) Retainer fee of $37,000 face value issued June 7, 2014

(4) Issued convertible promissory note for $35,300 on May 13, 2014

(5) Issued convertible promissory note for $20,000 on December 19, 2014

(6) Attitude Beer Holding Co. issued two convertible promissory notes for $246,187 and $91,063 for a total of $337,250 on December 24, 2014

(7) The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

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

Note 5  Convertible Notes Payable (continued):

(a)        February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these individual consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $806,396 in principal and $193,214 in accrued interest were converted into shares of common stock from February 21, 2013 through December 31, 2014. In addition, additional allonge financings were added as follows:

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

Note 5  Convertible Notes Payable (continued):

(b)  Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors/Southridge Partners II LP as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note (Note 4 (a)). From December, 2012 through December, 2014, we issued $25,000 monthly convertible notes for a total of $625,000 as all of these notes have maturity dates of December 31, 2014 to April 30, 2016. The notes can be converted into shares of Common Stock after six months of holding at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

(e) December 19, 2014 Convertible Note

We issued a convertible promissory note for past due services to an accredited investor for $20,000 with a maturity date of December 22, 2016 at an interest rate of 10%. The conversion price per share shall be equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. Debt holder is limited to conversions up to 4.99% of the outstanding shares of the Common Stock.

(f) December 24, 2014 Convertible Note

Attitude Beer Holding Co. issued convertible promissory notes to two different accredited investors for a total amount of $337,250 with a maturity date of December 24, 2015 at an interest rate of 10%. The conversion price for the principal and interest shall be either: (i) if ABH’s common stock is traded on a trading market, the conversion price shall be 50% of the lowest bid price for the previous 50 trading days; (ii) if ABH’s common stock is traded on a trading market, and there is a DTC chill on ABH’s common stock, the conversion price shall be 60% of the lowest bid price for the previous 50 trading days; or (iii) if ABH’s common stock is not traded on a trading market, it shall be $0.40. Debt holder is limited to conversions up to 4.99% of the outstanding shares of the Common Stock.

Note 6. Non-convertible Notes payable:

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

Note 6. Non-convertible Notes payable (continued):

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

On November 19, 2014, we entered into a promissory note with a current investor in the total principal amount of $10,000 with a maturity date of November 30, 2015 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange

On November 19, 2014, we entered into a promissory note with a current investor in the total principal amount of $31,500 with a maturity date of December 19, 2015 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange

Note 7. Derivative Liabilities:

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of December 31, 2014:

Note 7. Derivative Liabilities (continued):

Fair Value Measurement at December 31, 2014
Significant
Total	Quoted	Other	Significant
Carrying	Prices in	Observable	Unobservable
Value at	Active Markets	Inputs	Inputs
December 31, 2014	(Level 1)	(Level 2)	(Level 3)

$1,530,249	$-	$-	$1,530,249

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

As of December 31, 2014, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the new consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

Note 8. Minority Interest

Attitude Drinks Incorporated owns 87.5% of Attitude Beer Holding Co., resulting in the recording of 12.5% minority interest transactions for proper consolidations and reporting. Attitude Beer Holding Co. owns 51% of West Hartford WOB LLC which owns the World of Beer franchise store in West Hartford, Connecticut. We record 49% minority interest transactions.

Note 9. Transactions with Related Parties:

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

Note 10. Stockholders’ Deficit:

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

Note 10. Stockholders’ Deficit (continued):

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

(b) Common Stock Issued During the Nine Months Ended December 31, 2014:

At December 31, 2014, we had issued and outstanding 690,277,229 shares of common stock of which 30,570 shares are owned by our officers and independent board directors.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

COMMON STOCK ISSUED FROM APRIL 1, 2014 THROUGH DECEMBER 31, 2014

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

(c) Common Stock Warrants

At December 24, 2014, we issued a Class A Common Stock Purchase Warrant to purchase 4,545,000 shares of Common Stock with a life of five years at a purchase price $0.0005 per share. We valued the warrants at fair value on December 31, 2014 at $1,034 as they are subject to derivative liability treatment and will need to be marked-to market each quarter with the change in fair value recorded in the income statement.

During December 24, 2014, ABH issued warrants to each debt holder for the first installment financing of a total of $337,250. Since there is no active trading market for ABH, the number of warrants is calculated by taking the total $337,250 debt and dividing by the exercise price of $.40 for a total number of 843,125 warrants. These warrants have a life of seven (7) years. Once there is an active trading, the number of warrants will equal the same number of shares issued for the conversions of the debt. We valued the warrants at $84 using a Black Scholes model, using volatility rates based on Attitude Drinks Incorporated at a risk free rate of 0.14%. We used a stock price of $0.0001 assuming the private company is only worth $100 and 1,000,000 outstanding shares.

Note 10. Stockholders’ Deficit (continued):

(d) Options Issued During the Nine Months Ended December 31, 2014:

None

Note 11.  Commitments and Contingencies:

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,320 and excluding variable common area maintenance charges, as of December 31, 2014, are as follows:

Years ending March 31,	Amount

2015	$13,060
2016	52,540
2017	53,146
2018	44,730

$163,476

Rental expense, which also includes maintenance and parking fees, for the nine months period ended December 31, 2014 was $41,213. We had a disagreement with the landlord and were forced to vacate the offices including some inventory and fixed assets. Although we are still using the same address and working with the landlord to resolve these problems, we may elect to move to our office to another address. We are working in our home offices.

Lease of West Hartford, Connecticut World of Beer

Through the December 24, 2014 purchase of 51% of the West Hartford, Connecticut World of Beer property as the lease is for 4,163 square feet and was signed on May 16, 2014 for ten years with the option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually.

Future minimum rental payments for this lease, based on the current minimum monthly amount of $10,754, as of December 31, 2014, are as follows:

Years ending March 31,	Amount

2015	$32,262
2016	130,016
2017	133,916
2018	137,934
2019	142,072
thereafter	946,548
$1,522,748

Note 11.  Commitments and Contingencies (continued):

Lease of West Hartford, Connecticut World of Beer (continued)

As the property was not opened during December 31, 2015, no rent expense was recognized for the nine months ending December 31, 2014.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current products.  The manufacturer will manufacture, package and ship such products.  All products will be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 12.   Subsequent Events:

On January 1, 2015, we issued a convertible note to Southridge Partners II LP for $25,000 for their January, 2015 consulting services.

On January 2, 2015, we issued 62,500,000 shares of common stock pursuant to a conversion of the December 1, 2012 convertible note payable for $25,000 at a conversion price of $.0004.

On January 14, 2015, we issued three convertible notes for a total of $58,500 to 3 accredited debt holders with an interest rate of 10% and a maturity date of January 15, 2017.

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

Note 12.   Subsequent Events (continued):

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

Note 12.   Subsequent Events (continued):

On April 21, 2015, Alpha Capital Anstalt, Tarpon Bay Partners LLC and we (all “shareholders” of ABH) entered into the Purchase Agreement with Harrison, Vickers and Waterman. Inc. (HVCW) pursuant to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to us 51 shares of Series B Preferred Stock and the B Warrant to purchase 5,000,000 Common Stock, at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, the Secured Convertible Note in the principal amount of $1,619,375, the Alpha Warrant to purchase 1,295,500,000 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $3,750,000 in the AIR Note and the AIR Warrant; and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, the Tarpon Warrant to purchase 443,833,333 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of the HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). We purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). We are now the majority owner of HVCW.

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

On June 8, 2015, we issued 44,622,981 shares of restricted stock as payments to a previous employee for past due services.

On June 25, 2015, we filed a DEF14C filing whereas on June 10, 2015, Attitude obtained the approval by written consent of the holders of a majority of our voting power to approve an amendment to the Certificate of Incorporation of the Corporation to effectuate a reverse stock split of our outstanding shares of common stock by a ratio of not less than 1-for-50 and not greater than 1-for-100 with the Board of Directors to determine the exact ratio, adopt the 2015 Stock Incentive Plan and amend the Certificate of Designations of the Series A Preferred Stock, resulting in 5,000,000 shares of preferred stock being authorized but not designated of the decrease. The Board of Directors has unanimously approved the Amendment, Plan and Decrease with effectiveness 20 calendar days after June 25, 2015.

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

Recent Developments

On December 1, 2014, the Company formed Attitude Beer Holding Co. (“ABH”) in the state of Delaware. Since the Company was the majority owner and active manager of ABH during the quarter ended December 31, 2014, the financial results of ABH for the quarter ended December 31, 2014 were consolidated into the overall results of the Company with the recording of any minority interest related activities.

On December 24, 2014, New England WOB, LLC (“NEWOB”), ABH, the Company, Glenn E. Straub (“Straub”) and James D. Cecil (“Cecil”) entered into a joint venture agreement. NEWOB entered into an Area Development Agreement with World of Beer Franchising, Inc which is in the business of entering into franchise agreements with third parties to own and operate World of Beer themed bar/restaurants. NEWOB developed a World of Beer franchise in Stamford, Connecticut as well as West Hartford, Connecticut. ABH was granted the right to participate in any World of Beer franchise that NEWOB proposes to develop. ABH has the option to become a 51% of any new World of Beer franchise for the contribution of 100% of the budgeted development costs of developing such new World of Beer franchise locations. NEWOB will manage the operations of each World of Beer franchise location. The financial results of each World of Beer franchise location will be consolidated into the overall results of ABH which in turn will be consolidated into the overall results of Attitude as Attitude owns the majority ownership of ABH. All applicable minority interest related items will be recorded for proper consolidations and reported results for Attitude’s consolidated financial statements.

On the same December 24, 2014 date, ABH purchased 51% of the West Hartford, Connecticut World of Beer franchise location and obtained an option for two years to purchase 51% of the Stamford, Connecticut World of Beer franchise location that was opened earlier in 2014. That option has not been exercised.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Developments (continued)

On April 21, 2015, ABH and the other shareholders, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), collectively all three companies as shareholders of ABH, entered into a Purchase Agreement with Harrison, Vickers and Waterman Inc. (HVCW) pursuant to which the shareholders sold to HVCW all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVCW. In consideration for the purchase of the shares of common stock of ABH, HVCW issued: (i) to us 51 shares of a newly created Series B Preferred Stock of HVCW (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVCW’s common stock, par value $.0001 per share (the “HVCW Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000, shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of HVCW’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVCW’s Series A Preferred Stock (convertible into 32,300,000 shares of HVCW’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, HVCW’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). We purchased 87,990,000 shares of HVCW’s Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making us the majority owner of HVCW.

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

OVERVIEW

Our plan of operation during the next 12 months is to focus on the non-alcoholic single serving beverage business developing and marketing of milk based products in two fast growing segments; sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to third party bottlers and contract packers. In addition, our indirect subsidiary, ABH that is now owned by HVCW as of April 24, 2015, plans to build additional World of Beer franchise locations in Connecticut and the greater Boston area during the next 12 months.

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

The Product (Phase III®)

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

The Product (Phase III®) (continued)

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

Certain accounts like chained convenience stores, grocery and drug stores will require warehouse distribution. The shelf-stable and long shelf life attributes of our products will accommodate any and all distribution and warehouse systems. To accommodate this business, we intend to employ beverage brokers and work with the “tobacco & candy” and food service warehouse distributors such as McLane Company and Sysco Foods for this business.

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

CRITICAL ACCOUNTING POLICIES

World of Beer Franchises

As already stated, our indirect subsidiary owned by HVCW, ABH and its joint venture partners of New England WOB, LLC, will be developing new World of Beer franchise locations throughout its protected territories in Connecticut and greater Boston, Massachusetts. ABH will provide the financing for construction of these stores, and New England WOB, LLC will provide the real estate location search and development as well as manage the operations of each store.

World of Beer is an organization of over 65 company owned and franchised craft taverns and growing in 20 states. Most World of Beer locations provide a selection of over 500 unique craft and imported beers, modern tavern fare spirits and craft cocktails and a complete entertainment experience including live music, sports viewing, seasonal and local celebrations and highly trained servers with in-depth beer knowledge. ABH’s first World of Beer location is located in West Hartford, Connecticut which opened in late January, 2015. The West Hartford location is a 4,000 square foot tavern and serves lunch and dinner daily and hosts live music performances on Friday and Saturday nights. New England World of Beer, LLC opened its first store in Stamford, Connecticut in 2014 as ABH has an option with a 2 years life to purchase 51% of this store as that option has not been exercised.

Celebrating the popularity of craft beer and its culture, ABH and New England WOB, LLC plan to develop and build other World of Beer franchises in key market areas in the state of Connecticut and in certain areas in Massachusetts with primary emphasis in the greater Boston areas. Depending on available financing and market conditions, we will seek other territories to expand in the future as well. New England World of Beer, LLC is an expert in commercial real estate development and restaurant/bar operations and management and has broad business experience as entrepreneurs, operators and developers, having managed numerous businesses and commercial real estate ventures. The planned stores will be built in areas where we believe these operations will command premium pricing and respectable profit margins. Clearly younger and affluent demographics will command higher margins.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification (ASC 820-10-35-37 Fair Value in Financial Instruments, ASC 815 Accounting for Derivative Instruments and Hedging Activities) and Emerging Issues Task Force Issue No. 00-19 and EITF 07-05 for the nine months period ended December 31, 2014, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

For the nine months ended December 31, 2014 Compared to the nine months Ended December 31, 2013:

Revenue was $44,798 as compared to $163,548 for the nine months ended December 31, 2014 and 2013, respectively. The decrease in revenue was due to insufficient capital for marketing and promotional expenses to introduce our products to new markets.

For the nine months ended December 31, 2014, our primary expenses related to salaries and consulting fees. Total operating expenses for the nine months ended December 31, 2014 were $952,734 which were $491,136 less than last year’s similar expenses for $1,443,870. This decrease was the result of fewer employees and consultants and related reduction of expenses due to decreased revenues.

Interest expense was $2,592,005 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are different than the results for last year’s year-to-date results due to the changes and volatility in the price of the Company’s stock price. Primarily as a result of the changes in fair value measurements, we reported a net loss for the nine months ended December 31, 2014 of $3,557,733 leading to a basic and diluted loss per share of ($.01) as compared to a net income for the nine months ended December 31, 2013 of $829,815 which includes the recognition of $2,255,728 net interest income. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the nine months ended December 31, 2014 was 542,825,040. The basic income per share was $.01and the diluted income per share was $.00 for the nine months ended December 31, 2013 based on a weighted average number of common shares outstanding of 77,010,663 for the basic income per share and 9,807,938,996 for the diluted income per share.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013:

Revenue was $10,982 as compared to $18,357 for the three months ended December 31, 2014 and 2013, respectively. The decrease in revenue was due to insufficient capital for marketing and promotional expenses to introduce our products to new markets.

For the three months ended December 31, 2014, our primary expenses related to salaries and consulting fees. Total operating expenses for the three months ended December 31, 2014 were $295,969 which were $182,494 less than last year’s similar expenses for $478,463. This decrease was the result of fewer employees and consultants and related reduction of expenses due to decreased revenues.

Interest expense was $1,373,866 which was mainly caused by the recording of the changes in the fair value measurements of our convertible notes payable. These figures are different than the results for last year’s quarterly results due to the changes and volatility in the price of the Company’s stock price. Primarily as a result of the changes in fair value measurements, we reported a net loss for the three months ended December 31, 2014 of $1,672,789 leading to a basic and diluted loss per share of $.00 as compared to a net loss for the three months ended December 31, 2013 of $1,091,176 which includes the recognition of $604,283 net interest expense. The weighted average number of common shares outstanding for the basic and diluted loss per share calculation for the three months ended December 31, 2014 was 690,277,229. The basic and diluted income per share was ($.01) for the three months ended December 31, 2013 based on a weighted average number of common shares outstanding of 159,597,453 for the basic and diluted loss per share.

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

For the nine months ended December 31, 2014 compared to nine months ended December 31, 2013:

Net cash provided in operating activities for the nine months ended December 31, 2014 was $77,184 which was mainly the effect of changes in our operating assets. Our loss of $3,557,733 is offset by non-cash items of $(441,835) for the changes in the fair values of our convertible notes payable, $2,703,347 for the amortization (accretion) of the debt discount and $1,221,687 for changes in accounts payable and accrued expenses. Net cash used in operating activities for the nine months ended December 31, 2013 was $628,055 which was mainly the effect of changes in our operating assets. Our profit of $829,815 was offset by non-cash items of $(3,532,703) for the changes in the fair values of our convertible notes payable, $990,842 for the amortization (accretion) of the debt discount and $730,221 for changes in accounts payable and accrued expenses.

Net cash flows generated by operating activities for the nine months ended December 31, 2014 as well as for the nine months ended December 31, 2013 were inadequate to cover our working capital needs. We had to rely on a new convertible debt financing as well as a short term promissory notes to cover operating expenses.

Net cash used investing activities for the nine months ended December 31, 2014 was $746,854 which is the result of purchase of equipment of $640,456 and capitalized pre-opening expenses of $106,398 for the West Hartford World of Beer location. Net cash used in investing activities for the nine months ended December 31, 2013 was $4,365 which were used to purchase vending machines and trademarks.

ITEM 2. –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Net cash provided by our financing activities was $678,744 for the nine months ended December 31, 2014 as compared to $645,505 for the nine months ended December 31, 2013. The net increase of $33,239 was attributed to loan payables from minority World of Beer owners and proceeds from convertible notes and promissory notes for the nine months ended December 31, 2014.

Comparison of the nine months ended December 31, 2014 to the nine months ended December 31, 2013:

The major variances in the Condensed Consolidated Statements of Cash Flows for the nine months of December 31, 2014 as compared to the nine months of December 31, 2013 related to items that are affected by the changes in the prices of the Company’s common stock such as changes in fair value of our convertible notes payable which impact the following line items: “net income (loss), derivative expense (income) and fair value adjustment of convertible notes”. Changes in our accounts payable and accrued liabilities in the Cash Flows from Operating Activities for the nine months ended December 31, 2014 for $1,221,687 as compared to the nine months ended December 31, 2013 for $730,221 were the result of paying more accounts payable related items in 2013. Proceeds from convertible notes payable and short-term bridge loans as shown in the Cash Flows From Financing Activities section for the nine months ended December 31, 2014 were the result of two allonge convertible note financings for $52,500, one new convertible note financing for $35,200 and several promissory notes for $168,500 in 2014 for a total of $256,200 (excluding the $425,044 World of Beer loans) compared to higher new financings of $705,505 for the nine months ended December 31, 2013.

External Sources of Liquidity:

For the nine months ended December 31, 2014:

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

On November 19, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

On December 19, 2014, we issued a promissory note with no interest to Centaurian Fund in which we received $31,500.

On December 24, 2014, ABH issued two promissory notes, one for $246,188 to Alpha Capital Anstalt and the other for $91,063 to Tarpon Bay Partners LLC, for a total of $337,250. Both notes have an interest rate of 10% and a maturity date of December 24, 2015.

All of the net proceeds from the above financings except for the ABH’s proceeds were used for operations and working capital purposes. ABH’s proceeds were used for the first installment financing for purchasing the World of Beer franchise location in West Hartford, Connecticut.

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

CURRENT AND FUTURE FINANCING NEEDS

We will require additional capital to finance our future operations and develop new World of Beer franchise locations. We can provide no assurance that we will obtain additional financing sufficient to meet our future needs on commercially reasonable terms or otherwise. Currently we are in default in paying certain short-term bridge loans in the amount of $115,000 and a convertible note for $37,000, but we are working on extending the due dates. Please see a summary of all convertible notes and short-term bridge loans in the table below. We have convertible notes in the principal face amount of $6,170,092 outstanding at December 31, 2014. There is no guarantee that we will be able to pay these notes when due or secure further extensions. We are recording interest expense at the default interest rate of 15% for the short-term bridge loans. If we are unable to obtain the necessary financing, our business, operating results and financial condition will be materially and adversely affected. We anticipate a need of funding in the range of $1,500,000 to $1,750,000 for the next twelve months to meet our business plan and operating needs only for our Attitude Drinks operations. This figure does not include any new product research and development activities. There is no guarantee that we will be able to obtain these funds and continue operations.

We anticipate a need for funding of new World of Beer franchise locations anywhere between $1,200,000 to $2,000,000 per store. There is no guarantee we will be able to obtain those financings and build new stores.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates at December 31, 2014:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014

Original							Default	Accrued
New Note		Issue		Default	$ Amount	Interest	Interest	Default
Amounts		Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$25,000		December, 2012	12/31/2014	No	-	None	None	-
$25,000		January, 2013	12/31/2014	No	-	None	None	-
$6,259,771	(a)	February, 2013	2/21/2015	No	-	4%	20%	-
$25,000		February, 2013	12/31/2014	No	-	None	None	-
$25,000		March, 2013	12/31/2014	No	-	None	None	-
$25,000		April, 2013	12/31/2014	No	-	None	None	-
$25,000		May, 2013	12/31/2014	No	-	None	None	-
$25,000		June, 2013	12/31/2014	No	-	None	None	-
$37,000		June, 2013	6/7/2014	Yes (b)	37,000	None	None	-
$25,000		July, 2013	12/31/2014	No	-	None	None	-
$25,000		August, 2013	12/31/2014	No	-	None	None	-
$25,000		September, 2013	1/31/2015	No	-	None	None	-
$25,000		October, 2013	2/28/2015	No	-	None	None	-
$25,000		November, 2013	3/31/2015	No	-	None	None	-
$25,000		December, 2013	4/30/2015	No	-	None	None	-
$25,000		January, 2014	5/31/2015	No	-	None	None	-
$25,000		February, 2014	6/30/2015	No	-	None	None	-
$25,000		March, 2014	7/31/2015	No	-	None	None	-
$25,000		April, 2014	8/31/2015	No	-	None	None	-
$25,000		May, 2014	9/30/2015	No	-	None	None	-
$35,200		May, 2014	5/13/2015	No	-	4%	20%	-
$25,000		June, 2014	10/31/2015	No	-	None	None	-
$25,000		July, 2014	11/30/2015	No	-	None	None	-
$25,000		August, 2014	12/31/2015	No	-	None	None	-
$25,000		September, 2014	1/31/2016	No	-	None	None	-
$25,000		October, 2014	2/28/2016	No	-	None	None	-
$25,000		November, 2014	3/31/2016	No	-	None	None	-
$25,000		December, 2014	4/30/2016	No	-	None	None	-
$20,000		December, 2014	12/22/2016	No	-	None	None	-
$246,187		December, 2014	12/24/2015	No	-	None	None	-
$91,063		December, 2014	12/24/2015	No	-	None	None	-

$7,314,221

(a) Total amount includes total consolidated notes for $5,492,271 plus additional issued allonges.

(b) The Company is working with the debt holder to extend the maturity date.

SHORT-TERM BRIDGE LOANS (c)

$60,000	April 14, 2008	Past due	Yes	$60,000	15%	$50,638
$55,000	August 5, 2008	Past due	Yes	$55,000	15%	$63,064
$115,000	Total amount past due			$115,000		$113,702

(c)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

ITEM 2. – OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CERTAIN BUSINESS RISKS:

Investing in our securities involves a high degree of risk. You should carefully consider the risk factors discussed below, together with all the other information contained or incorporated by reference in this report and in our filings under the Securities Exchange Act of 1934, as amended, ( the” Exchange Act”), before deciding over whether to purchase any of our securities. Each of the risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our securities, and the occurrence of any of these risks might cause you to lose all or part of your investment.

Risks Relating to Our Business

We have a limited history of operating losses. If we continue to incur operating losses, we eventually may have insufficient working capital to maintain or expand operations according to our business plan.

As of December 31, 2014, we had total shareholders’ deficit of ($15,597,650) and a working capital deficit of ($16,150,526) compared to a total shareholders’ deficit of ($12,335,519) and a working capital deficit of ($12,266,740) at March 31, 2014. Cash and cash equivalents were $29,689 as of December 31, 2014 as compared to $20,615 at March 31, 2014. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

There is substantial doubt as to our ability to continue as a going concern.

Our auditing firm’s opinion in our Form 10-K for the fiscal year ended March 31, 2014 expressed concern about the ability of the Company to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

At December 31, 2014, we were in default on certain of our short-term bridge notes and have other substantial outstanding debt obligations.

At December 31, 2014, we were in default on short term bridge notes totaling $115,000 in principal. One of the two short term note holders is a member of our Board of Directors who has indicated he will extend the due date once we locate the other note holder as we have been looking for quite some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. Further, we have secured convertible notes outstanding totaling $6,507,342 in principal face value at December 31, 2014. Although we have been able to extend the maturity dates of most of these convertible notes to February 21, 2015, there is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates up to 20%. As of December 31, 2014, we are were in default for one convertible notes payable for $37,000 as we are working with the debt holder as well as other debt holders with maturity dates in February, 2015 to extend the maturity date as maturity dates range from June 7, 2014 through April 30, 2016.

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

CERTAIN BUSINESS RISKS (continued):

We have identified material weaknesses in our internal controls, and we cannot provide assurances that these weaknesses will be effectively remediated or that additional material weaknesses will not occur in the future.

If our internal control over financial reporting or our disclosure controls and procedures are not effective, we may not be able to accurately report our financial results, prevent fraud, or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in our stock price. Our most recent evaluation of our internal controls resulted in our conclusion that our disclosure controls and procedures and that our internal controls over financial reporting were not effective. Effective internal controls are necessary for us to provide reliable financial reports. All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. In our case, our failure to achieve and maintain an effective internal control environment could cause us to be unable to produce reliable financial reports or prevent fraud. This may cause investors to lose confidence in our reported financial information, which could in turn have a material adverse effect on our stock price.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of December 31, 2014, we had issued and outstanding options that may be exercised into 10,054,454 shares of common stock, 4,545,000 warrants that may be exercised into 4,545,000 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $6,170,092 and accrued interest payable of $1,469,892 which together may be converted into 14,542,141,612 shares of common stock (subject to 4.99-9.99% beneficial ownership limitations) at a maximum conversion cap rate of $.02 per share. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis. Pursuant to the terms and conditions of the Company’s outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split. Further, the authorized but unissued Series A will not adjust as a result of any reverse split. As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 690,277,229 shares of common stock outstanding as of December 31, 2014 of which 690,246,659 shares are held by non-affiliates. Further, the Company has outstanding convertible notes in the face value of $6,507,342 of which $6,170,092 may be converted into 11,673,746,667 shares of Attitude Drinks Incorporated common stock. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

The Company has disclosed management’s determination in its annual report that deficiencies existed in the Company’s internal controls over financial reporting as of March 31, 2014. Management concluded that control deficiencies existed as of March 31, 2014 that constituted material weaknesses, as described below.

ITEM 4. – CONTROLS AND PROCEDURES (continued)

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

Accordingly, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective, as of December 31, 2014, for the purposes of recording, processing, summarizing, and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 22, 2015, Edgar Agents LLC filed a lawsuit in the Circuit Court in Palm Beach County, Florida to recover past due amounts owned by us for rendered services. The claim was for $23,323.50 plus interest and costs. We have recorded $19,069.50 in our records as we have not received the backup for the $4,254.00 difference. We expect to resolve this matter as soon as practical.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2014, the Company did not issue any new shares of common stock as there were no conversions of principal of convertible notes payable or related accrued interest to note holders of the Company pursuant to the terms of the note instruments.

On November 19, 2014, we issued a promissory note with no interest to Alpha Capital Anstalt in which we received $10,000.

On December 19, 2014, we issued a promissory note with no interest to Centaurian Fund in which we received $31,500.

On December 24, 2014, ABH issued two promissory notes, one for $246,188 to Alpha Capital Anstalt and the other for $91,063 to Tarpon Bay Partners LLC, for a total of $337,250. Both notes have an interest rate of 10% and a maturity date of December 24, 2015.

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

Item 3. Defaults on Senior Securities

As of December 31, 2014, we were in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000. These debt holders agreed in January, 2009 to extend the due dates to April 30, 2009. We are working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions. One of the debt holders is a Board Director and has agreed to extend the note once we locate the other debt holder as we are searching for current contact information for the second investor.

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

ITEM 6 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(10)(149)	Promissory Note October 1, 2014	(37)
(10)(150)	Promissory Note November 1, 2014	(37)
(10)(151)	Promissory Note November 19, 2014	(37)
(10)(152)	Promissory Note December 1, 2014	(37)
(10)(152) (ii)	Certificate of Incorporation Attitude Beer Holding Co. December 1, 2014		X
(10)(153)	Class A Common Stock Purchase Warrant-Attitude Drinks Incorporated	(36)
(10)(154)	Form of Convertible Note	(36)
(10)(155)	Non-Circumvention-No-Shop Agreement	(36)
(10)(156)	Confidentiality, Non-solicitation and Noncompetition Agreement	(36)
(10)(157)	West Hartford WOB, LLC Amended & Restated Operating Agreement	(36)
(10)(158)	Joint Venture Agreement	(36)
(10)(159)	Form of Secured Convertible Note-Attitude Beer Holding Co.	(36)
(10)(159)(ii)(Ref 159-161)	ABH Notes and Warrants Face Pages December 24, 2014		X
(10)(160)	Escrow Agreement	(36)
(10)(161)	Form of Class A Common Stock Purchase Warrant-Attitude Beer Holding Co.	(36)
(10)(162)	Guaranty	(36)
(10)(163)	Form of Security Agreement	(36)
(10)(164)	Securities Purchase Agreement	(36)
(10)(165)	Promissory Note dated December 19, 2014	(37)
(10)(166)	Convertible Note dated December 19, 2014	(37)
(10)(166)(ii)	Lease Agreement West Hartford, Connecticut		X
(10)(167)	Promissory Note January 1, 2015	(37)
(10)(168)	Form of Convertible Note January 14, 2015	(37)
(10)(169)	Form of Convertible Note and Class A Purchase Warrant dated January 23, 2015	(37)
(10)(169)(ii)(Ref 159-161)	ABH Notes and Warrants Face Pages January 23, 2015		X
(10)(170)	Promissory Note dated February 1, 2015	(37)
(10)(170)(ii)(Ref 159-161)	ABH Notes and Warrants Face Pages February 24, 2015		X
(10)(171)	Promissory Note dated March 1, 2015	(39)
(10)(172)	Promissory Note dated March 5, 2015	(39)
(10)(173)	Promissory Note dated March 13,2015	(39)
(10)(174)	Promissory Note dated March 19, 2015	(39)
(10)(174)(ii)(Ref 159-161)	ABH Notes and Warrants Face Pages March 24, 2015		X
(10)(175)	Promissory Note dated March 26, 2015	(39)
(10)(176)	Promissory Note dated April 1, 2015	(39)
(10)(177)	Promissory Note dated April 3, 2015	(39)
(10)(178)	Promissory Note dated April 17, 2015	(39)
(10)(179)	Certificate of Designations of Series B Convertible Preferred Stock of Harrison	(38)
	Vickers and Waterman Inc. as Exhibit 4.1 to the Company's Form 8-K filed on
	April 27, 2015
(10)(180)	Warrant issued to Attitude Drinks Incorporated as Exhibit 4.2 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(181)	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt as Exhibit 4.3 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(182)	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC as Exhibit 4.4 to the Company's Form 8-K filed on April 27, 2015	(38)

(10)(183)	Additional Investment Right issued to Alpha Capital Anstalt as Exhibit 4.5 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(184)	Additional Investment Right issued to Tarpon Bay Partners LLC as Exhibit 4.6 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(185)	Asset Purchase Agreement dated as of April 21, 2015 by and between Harrison Vickers and Waterman Inc., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.1 to the Company’s From 8-K filed on April 27, 2015.	(38)
(10)(186)	Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks Incorporated and Tarpon Bay Partners LLC as collateral agent on behalf of Alpha Capital Anstalt and Tarpon Bay Partners LLC as exhibit 10.2 to the Company's Form 8-K filed on April 27, 2015.	(38)
(10)(187)	Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners LLC as collateral agent as Exhibit 10.3 to the Company's Form 8-K on April 27, 2015	(38)
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co. for the benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.4 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(188)	Guaranty dated as of April 21, 2015 entered into by Attitude Drinks Incorporated for the benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.5 to the Company's Form 8-K filed on April 27,2015	(38)
(10)(189)	Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding Co., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners loc as exhibit 10.6 to the Company's Form 8-K filed on April 27, 2015	(38)
(10)(190)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and Attitude Drinks Incorporated as exhibit 10.7 to the Company's Form 8-K on April 27, 2015	(38)
(10)(191)	A Warrant issued to Alpha Capital Anstalt as exhibit 99.1 to the Company's Form 8-K on April 27, 2015	(38)
(10)(192)	Series A Warrant issued to Tarpon Bay Partners LLC as exhibit 99.2 to the Company's Form 8-K on April 27, 2015	(38)
(10)(193)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and Alpha Capital Anstalt as exhibit 99.3 to the Company's Form 8-K on April 27, 2015	(38)
(10)(194)	Promissory Note dated April 24, 2015	(39)
(10)(195)	Promissory Note dated May 1, 2015	(39)
(10)(196)	Promissory Note dated May 1, 2015	(39)
(10)(197)	Promissory Note dated May 1, 2015	(39)
(10)(198)	Promissory Note dated May 15, 2015	(39)
(10)(199)	Promissory Note dated June 1, 2015	(40)
(14)	Code of Ethics	**
(21)	Subsidiaries of Registrant	*
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X

(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definitiom Linkbase Documeent	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

(36) previously filed with the Commission on December 31, 2014 as a Form 8-K (SEC Accession No. 0001144204-14-076573)

(37) previously filed with the Commission on February 13,2015 as a Form 10-K (SEC Accession No. 0001144204-15-009097)

(38) previously filed with the Commission on April 27, 2015 as a Form 8-K (SEC Accession No. 0001144204-15-025275)

(39) previously filed with the Commission on May 18, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-031872)

(40) previously filed with the Commission on June 12, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-036831)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED

(Registrant)

Date: July 1, 2015

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

