Form 10-K
period 2015-03-31
Attitude Drinks Inc.
filed 2015-09-30
CIK 1416183

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Commission File Number 000-52904

ATTITUDE DRINKS INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	65-0109088
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11231U.S. Highway 1, #201, North Palm Beach, Florida 33408 USA
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 2014, based upon the $.0003 per share close price of such stock on that date, was $207,074 based upon 690,246,659 shares held by non-affiliates of the issuer.  The total number of issuer's shares of common stock outstanding held by affiliates and non-affiliates as of September 25, 2015 was 2,330,565,835 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Documents Incorporated By Reference: None

1

ITEM 15	Exhibits	47

FORWARD-LOOKING STATEMENTS

Statements that are not historical facts, including statements about our prospects and strategies and our expectations about growth contained in this report, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent our present expectations or beliefs concerning future events. We caution that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to our future profitability; the accuracy of our performance projections and our ability to obtain financing on acceptable terms to finance our operations until profitability. Unless the context requires otherwise, references to “we”, “us”, “our” and “Attitude” refer to the business of Attitude Drinks Incorporated and our subsidiaries.

PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview

We are currently engaged in two segments of the beverage industry: (i) the functional beverage segment through our development and sale of non-alcoholic beverages to retail establishments and (ii) the craft brewing segment through our indirect interest in a World of Beer franchise restaurant that sells, among other items, beer to consumers. Our plan of operation during the next 12 months is to focus our management’s attention on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. Our indirect subsidiary, Attitude Beer Holding Co. (“ABH”), which is now owned by our majority owned subsidiary Harrison, Vickers and Waterman Inc. (“HVWC”), is a 51% owner of a World of Beer franchise restaurant located in Connecticut and intends to establish additional franchise restaurants in other locations in Connecticut and the greater Boston area.

Recent Developments and Change in Business Model

On April 21, 2015, ABH and ABH’s other owners, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), (collectively all three companies as shareholders of ABH), entered into a Purchase Agreement with HVWC pursuant to which the shareholders of ABH sold to HVWC all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVWC. In consideration for the purchase of the shares of common stock of ABH, HVWC issued: (i) to us 51 shares of a newly created HVWC Series B Preferred Stock (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVWC’s common stock, par value $.0001 per share (the “HVWC’s Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375, a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,000 shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVWC’s Series A Preferred Stock (convertible into 32,300,000 shares of HVWC’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, HVWC’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). We purchased 87,990,000 shares of HVWC’s Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”) thereby making us the majority owner of HVWC. We will consolidate 100% of HVWC’s financial results after April 21, with the recording of applicable minority interest eliminations.

From the formation of ABH on December 1, 2014 until April 21, 2015, we were the majority holder of the outstanding equity of ABH (we held 87.5% of the outstanding common stock of ABH and Alpha and Tarpon Bay held 9.9% and 2.6%, respectively, of the outstanding common stock of ABH) and the active manager of ABH, accordingly for the year ended March 31, 2015, the financial results of ABH were consolidated into our overall financial statements with the recording of any minority interest related activities.

The Functional Beverage Business.

We currently sell a milk-based protein drink, branded as “Phase III® Recovery,” which is available in chocolate and vanilla flavors with expectation to produce a banana flavor in 2016. Phase III® Recovery is designed for the third phase of exercise, the “after phase” of before, during and after. This product is the first milk-based protein drink we believe ever to be produced in the U.S. and is shelf-stable with a twelve (12) months long shelf life. We completed development of our, “Phase III® Recovery” product, in 2010 and began selling this product in February 2010, which was introduced to address the growing need for sophisticated, exercise recovery solutions while offering a natural protein/carbohydrate ratio optimal for fitness recovery. This product contains 35 grams of protein that are naturally inherent in ultra-filtered milk. The product is packaged as a retort processed shelf stable dairy-based 100% milk based sports recovery drink, in a new state of the art, eco-friendly convenient re-sealable 14.5 ounce aluminum bottles. We began distribution of this product in early 2010. Storage, distribution and sale of this product can be done at room temperature while our current retail presence is predominantly in coolers. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer. Our co-packer for our dairy based product is O-AT-KA Milk Products Cooperative, Inc. in Batavia, New York and has the most advanced retort processor and know-how to produce this product with state-of-the-art milk filtration systems as well as the packaging of this product in new Ball Container aluminum eco-friendly re-sealable bottles. The primary target for Phase III Recovery® is active sports minded males and females from ages 15 to 35, but we will target active sports and exercise consumers at all levels. Gyms, sports teams, body builders and even high-endurance athletes are all beginning to focus on sports recovery drinks which we consider the “next generation” sports drink. We anticipate the development of other dairy based drink products in 2016, depending upon available capital As our company grows and matures, a disruption or delay in production of any of such products could significantly affect our revenues.

To date we have derived $53,196 in net revenue from the sale of our “Phase III® Recovery” product. Our ability to estimate demand for our products is imprecise and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products or are unable to secure sufficient ingredients or raw materials, we might not be able to satisfy demand on a short-term basis.

We developed our first product which was a “healthful” energy drink called VisViva™ in 2008. This particular product was formulated as a juice blend with our proprietary IQZOL™ energy formula in 12 ounce “slim” cans. This additive blend provided a unique energy boost with low calories, carbohydrates and caffeine levels, thereby revolutionizing the energy experience derived from energy drinks. Production began in January 2008 with the first generated sales in late March 2008. Our initial co-packer for the VisViva ™ product was Carolina Beer & Beverage LLC in Mooresville, North Carolina. We stopped the production and sale of the VisViva™ product during 2010 to focus on production of our “Phase III® Recovery” product. We do intend, however, to consider reintroducing this product as a “focus drink” when the market is favorable and when available capital is available, possibly in 2016.

Other products to be considered in the future will be Blenders™ ’Meal on the Move’ which is expected to be a lactose free milk based meal replacement in various flavors. This product is expected to be developed and marketed in 2016, depending on available capital.

We organized a Scientific Advisory Board of three well known experts that have extensive experience in sports nutrition. This board is helpful in communicating the scientific benefits of our sports recovery drink as well as new functional milk drinks. Their contacts in the world of sports will be very important in our sales efforts, especially in the early days.

Attitude Beer Holding Co. (World of Beer)

On December 24, 2014, we entered into a joint venture agreement with New England WOB, LLC (“NEWOB”), ABH (“ABH”), Glenn E. Straub (“Straub”) and James D. Cecil (“Cecil”). NEWOB entered into an Area Development Agreement with World of Beer Franchising, Inc which is in the business of entering into franchise agreements with third parties to own and operate World of Beer themed bar/restaurants. NEWOB developed a World of Beer franchise in Stamford, Connecticut as well as West Hartford, Connecticut. Pursuant to the terms of the joint venture agreement, ABH was granted the right to participate in any World of Beer franchise that NEWOB proposes to develop. ABH has the option to become a 51% owner of any new World of Beer franchise if it contributes 100% of the budgeted development costs of developing such new World of Beer franchise locations. NEWOB manages the operations of each World of Beer franchise location. The financial results of each World of Beer franchise location will be consolidated into the overall results of ABH which in turn will be consolidated into the overall results of HVWC subsequent to its acquisition of ABH and our financial statements until such date. All applicable minority interest related items will be recorded for proper consolidations and reported results for Attitude’s consolidated financial statements.

Also on December 24, 2014, ABH acquired a 51% equity interest in the West Hartford, Connecticut World of Beer franchise location, which is a 4,000 sq. foot tavern that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for the right to develop World of Beer franchise locations in all of Connecticut and Massachusetts. ABH also obtained an option for two years to purchase 51% of the Stamford, Connecticut World of Beer franchise location that was opened earlier in 2014. To date, the option has not been exercised.

ABH expects to actively pursue the development of other World of Beer franchise locations in the state of Connecticut and the greater Boson areas with our joint venture partner, New England WOB LLC. Since opening its first tavern in Tampa, Florida in 2007, World of Beer has grown to over 80 locations in 20 states. What began as a neighborhood tavern to sample great craft beers and swap beer-talk for co-founders Scott Zepp and Matt LaFon is becoming a unique cultural phenomenon celebrating the world of craft beers, great food and camaraderie. Centered on a diverse selection of local and global craft beers, delicious “tavern fare” and live music, World of Beer offers the best craft variety on the planet to the beer aficionado and casual beer fan alike. Additional information can be found by visiting the World Beer website at www.worldobeer.com

World of Beer restaurants feature a family friendly environment that offers over 500 imported and craft beers, 50 beers on tap plus a wide variety of menu items. The restaurant creates a welcoming neighborhood atmosphere that includes a multi-media system, a full beer and spirit bar and an open layout, which is designed to appeal to sports fans and families alike. We believe that the World of Beer restaurant differentiates its dining experience from those at other restaurants by appealing to a wide demographic base. First, for any beer aficionado, they can sample all sorts of brews not commonly found in a welcoming social environment. Second, for the sports fans, they can find their favorite event on a wide variety of televisions. Third, for any family group that is looking for a dining experience that is different from typical restaurants, the restaurant allows its guests to customize their experience to meet their time demands and experience requirements. The restaurant gains acceptance through other World of Beer locations throughout the country. The concept is further strengthened by the restaurant’s emphasis on operational excellence supported by operating guidelines and employee training.

The joint venture is expected to be a growth enterprise that tailors its restaurants to meet the needs of its target demographic base. To implement its strategy, the joint venture intends to

•	Identify, invest in and develop new locations;

•	Continuously develop and deliver unique guest experiences;

•	Create an inviting neighborhood atmosphere;

•	Focus on operational excellence;

•	Increase same-store sales, average unit volumes, and profitability.

ABH’s joint venture (JV) with NEWOB is expected to originally concentrate in the New England area where ABH believes its strategy is most likely to take hold. The JV has developed procedures for identifying new opportunities, determining its expansion strategy in those areas and developing sites for franchised restaurants and taverns. The current growth strategy is to continue to open franchised locations.

In New England, the JV plans to continue to open new restaurants and taverns until a market is penetrated to a point that enables it to gain marketing, operational, cost and other efficiencies. The JV intends to have a franchise system through the development of new locations.

Along with planned unit growth, the JV is focused on innovating its customer experience in order to enhance each visit to its establishment and strengthen brand loyalty by customizing its menu for specific events that it believes will draw a particular crowd (e.g. - Daytona 500) as well as combining foods with specific beer promotions (e.g. - Bavarian pretzels with German lager promotions).

The World of Beer menu is standard for most items throughout all locations, but there are typically some specialty items added for local tastes and preferences that vary based upon specific promotions or sporting events. The typical menu includes “Tavern shares” which are appetizers that include onion rings, shrimp and potatoes. Entrees include traditional bar fare such as hamburgers, salads and desserts.

The West Hartford restaurant and tavern features a full bar which offers an extensive selection of over 500 different local, regional and imported bottle beer selections and craft and favorite beer on 50 rotating taps as well as popular and craft wine and spirits. NEWOB periodically introduces new menu items in order to improve the experience. The strategy is to balance the established menu offerings that appeal to loyal guests with new menu items that increase guest frequency and attract new guests.

The restaurants and taverns are “open layouts” which provide for complete visibility for patrons. The open layout, combined with the detailed selection of beers, we believe makes for an excellent experience that combines a friendly atmosphere, sporting events and its outstanding beer selection. ABH strives to provide a high-energy atmosphere where friends can gather for camaraderie and to celebrate competition, as well as allow guests the flexibility to customize their dining experience. The inviting and energetic environment of the restaurant is designed using furnishings that can be easily rearranged to accommodate parties of various sizes. The restaurant and tavern also features distinct dining and bar areas.

The site selection process is integral to the successful execution of ABH’s growth strategy. Criteria examined include key demographics, population density and other measures. The JV examines site-specific details including visibility, signage, access to main roads and parking. New England WOB LLC’s managing directors have many years of commercial real estate development and broad business experience as entrepreneurs, operators as well as having managed numerous businesses and commercial real estate ventures.

All franchise agreements will be subject to approval of World of Beer Franchising Inc. and will require that each franchised location operate in accordance with their defined operating procedures, adhere to the established menus, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws.

The West Hartford store utilizes a standard point-of-sale system which tabulates sales as well as items sold. The restaurant has daily reporting of revenues and expenses plus inventory on hand.

The restaurant industry is intensely competitive. ABH competes on the basis of the taste, quality and price of food offered, guest service, ambience, location and overall guest experience. We believe that the restaurant’s attractive price-value relationship, the atmosphere of the restaurant, the sports viewing experience, the focus on guests and the quality and distinctive flavor of our food enable ABH to differentiate itself from its competitors. We believe ABH competes primarily with local and regional sports bars and national casual dining and quick casual establishments and to a lesser extent with quick service restaurants. Many of its direct and indirect competitors are well-established national, regional or local chains, and some have greater financial and marketing resources than ABH’s does.

In House Intellectual Property

We have a trademark for Phase III® from the United States Patent and Trademark Office that was registered December 28, 2010.

While working on trademark and brand development for the dairy platform of functional drinks and protein delivery, we were approached by the owners of the entire intellectual property portfolio once developed and commercialized at Bravo Brands, Inc., a public company where Roy Warren (our CEO and director), Tommy Kee (our CFO) and Mike Edwards (our director) were previously employed. On August 8, 2008, we entered into an Asset Purchase Agreement with RFC BB Holdings, LLC (seller) and issued them a $507,500 secured convertible promissory note to purchase the right, title, trademarks and interest to this intellectual property portfolio, notably “Slammers” and “Blenders”. As these particular brands have been marketed and sold in the past, it is anticipated that these products can be reintroduced into the market much quicker and less expensive than developing a brand new product. The entire $507,500 note has been converted into shares of common stock.

Production Contracts/Administration

Our operations are only in the United States and are run directly by our subsidiary, Attitude Drink Company, Inc. (“ADC”) which also is the operating company. On December 16, 2008, the ADC signed a manufacturing co-packing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our latest product, Phase III® Recovery and future new dairy-based products. The manufacturer is obligated to manufacture, package and ship such products. ADC pays for all shipping of the products F.O.B., the facility, as title of the products is passed to the receiver once products are delivered and received on premise.

Industry Trends

The Functional Beverage Market

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

We are an innovative beverage brand-development company that was formed to exploit the accelerating shift in beverage consumption patterns of Americans. Consumers are embracing two distinct trends which have redefined the ever-growing single serve beverage industry. First, consumers representing all demographics are purchasing fewer “empty-calorie”, sugar sweetened, carbonated beverages, a trend that has continued for the last ten years. Second, and according to the May, 2015 edition of Beverage World, in the Back-to-basics functionality section, “consumers are growing wary of some functional claims, and that is beginning to shape the functional drink market. Consumers are increasingly looking for beverages to deliver more than just taste and refreshment; namely some kind of functionality. Within functional drinks, the new “it” ingredient is “protein” We believe consumers are demanding drinks with functionality, delivering either nutritional or experiential impact. During recent years, we have seen beverage consumers demonstrate a growing willingness to pay significant premiums for these functional beverages, while exhibiting passionate brand loyalty to the chosen brands.

Management has extensive experience innovating functional products and helped pioneer the milk-based platform of this beverage “revolution” previously at Bravo! Brands Inc. During that time, management worked with Coca-Cola Enterprises to launch branded milk beverages nationwide. We enjoy strategic relationships, know-how, creativity and perspective in this space. We believe that the two platforms that we will address, sports recovery and functional dairy, represent the fastest growing, most innovative and highest priced drinks ever seen in the beverage industry.

Craft Brewing Market

Craft brewing is indeed booming in the United States. The demand for more flavorful beers is much higher. The 2015 beer drinker is more knowledgeable, more adventurous and sophisticated and does not hesitate to pay premium prices for a premium product. The Brewers Association point out that on a per capital basis, the United States is still underserved by existing craft brewers. There are more beer drinkers than wine drinkers. The average craft beer drinker earns about $75,000 income and when they go out for the evening, they are seeking a pub with 50 beers on tap, supporting ABH’s decision to develop and manage World of Beer franchise taverns in the New England area which attracts millions of visitors each year who look to partake in the local flavors including craft beers. We believe that the World of Beer locations will have what these customers want, both major and craft brands.

Market Analysis:

Protein beverages

According to “Back-to-basics functionality” data from the Beverage World edition for May, 2015, “Ready-to-drink protein beverages are seeing strong growth and Euromonitor International puts the U.S. RTD protein beverage market at $550 million. The segment is forecast to see 50 percent growth through 2018, Euromonitor says.” Well-documented nutritional benefits bode well for protein’s continued growth. Energy shots have not fared as well and the segment seems to be already a mature one, with sales declines the past two years. “Sports drinks saw a slight uptick last year” at ..2% volume growth (per May 2015 Beverage World). We believe there will be many more variations in flavor claims, packaging and messaging as ways for brands in this category to grow.

Jessica Jacobsen, editor of Beverage Industry released a research on May 12, 2015. In the research, she listed some interesting comments from other key analysts in the beverage industry. “Howard Telford, beverage analyst for Chicago-based Euromonitor International, notes that the U.S. sports drink market began to slow in 2012 and was essentially flat in 2013.” “The category has been subject to a confluence of external pressures with consumers open to exiting the category--- for other hydration-focused packaged beverages,” he says which we believe favor our Phase III® Recovery products. “Consumers have shied away from high-sugar, high-calorie packaged beverages over the past two years,” Telford says and continued “But despite the pressure they are facing from these outside categories, sports drinks still have opportunities to re-engage consumers. There is considerable opportunity for ’natural’ alternative recovery and hydration beverages,” Telford explains.

Jessica Jacobsen continued to present her findings on comments from Elizabeth Sisel, beverage analyst for Chicago-based Mintel. “When it comes to sports drinks, two brands are synonymous with the category: Gatorade and Powerade. According to Sisel, Purchase, N.Y.-based PepsiCo Inc’s Gatorade brand and Atlanta-based The Coco-Cola Co.’s Powerade brand accounted for 96 percent of the category for the 52 weeks ending Nov. 3, 2013. For the non-aseptic sports drink segment, the two accounted for 99 percent in IRI-measured channels ending March 23, 2014. Gatorade makes up nearly 78 percent of that share.”

Further reports from Jessica Jacobsen on “Protein, please” stated that “Sports drinks aren’t the only ready-to-drink (RTD) beverages that consumers are turning to in order to support their active, healthy lifestyles. According to Chicago-based The NPD Group’s “Protein Perceptions and Needs” report, 78 percent of U.S. consumers say that protein is important for a healthy diet. However, they are split on what the best sources of protein are, with half naming non-meat sources and the other half naming meat. Those non-meat sources included eggs, yogurt, nuts and seeds, but consumers also are finding favor in protein drinks. Smaller than the sports drinks category, nutritional drinks, including meal replacement beverages, accounted for less than half of the sales of sports drinks in 2013 at $3.2 billion, according to Mintel’s January report “Nutritional and Performance Drinks – US. Even smaller than that was protein drinks, with $2.1 billion in sales in 2013; however, this is a 51.2 percent increase from 2011 when sales were $1.4 billion the report notes. Protein RTDs within the sports nutrition category are growing strongly, says Euromonitor’s Chris Schmidt, consumer health analyst. Their push into mainstream retailers and an increasing focus on lifestyle and functional nutrition branding – as opposed to hardcore sports recovery – along with the glowing praise heaped on protein by the popular media, is driving growth in both relatively mature and emerging markets. Schmidt notes that Euromonitor defines protein drinks as beverages that contain 20 or more grams of protein and are positioned for sports performance and recovery.” In continuation, “Schmidt notes that although RTD protein drinks have gained a bigger following n the past few years, the segment appeals more to everyday consumers versus hard-core athletes because of the price difference compared with protein powders.”

Craft Beer and World of Beer franchise restaurants and taverns

According to the May, 2015 edition of Beverage World, “craft beer may only hold 11% of the U.S. market in terms of volume, but craft brewers dominate when you look at the number of operating breweries in the U.S. Craft by the numbers: total retail dollar value, $19.6 billion; dollar share of beer, 19.3%; total number of craft breweries, 3418; number of breweries in planning as of December 31, 2014, 2,051; number of brewery openings in 2014, 615; number of brewery closings in 2014, 46; and increase in number of breweries 2013/14, +19%. The overall U.S. beer market posted modest growth of about 0.5% last year; now that craft commands 11% volume share (and 19.3% dollar share) of the total category, it’s starting to have an impact on the industry’s growth trajectory. Craft is playing a much larger role in keeping total beer volume in the black.” Additional statistics reflected in the same Beverage World edition are as follows:

2014 CRAFT BEER STYLES
RANKED BY U.S. $ SHARE

Dollar share of		2014
top styles	Segment	growth

22.7%	India Pale Ale (IPA)	+46.9%
16.6%	Seasonal	+9.9%
10.6%	Pale ale	+10.1%
7.8%	Variety	+20.3%
5.7%	Amber ale	+5.7%
4.9%	Amber lager	+1.7%
4.0%	Bock	+5.4%
27.7%	All others

We believe that the drinking age is more willing to pay more for something new and perceived as higher quality than what their parents drank. Brand loyalty is perceived to be replaced by style. World of Beer franchises are expected to meet that demand as well as providing a social and active lifestyle with its consumers. Beverage World even states that “the craft spirits segment isn’t slowing down; if it continues on its current trajectory expect the number of small distilleries in the U.S. to surpass 1,000 by the end of 2017.” We expect the improvement in economy to also improve the growth of this industry.

Market Segment Strategy

Our future strategy will be to directly develop our products in the two fast growing segments: sports recovery and functional milk. We produced our first product, VisViva™ which is an energy drink; however, we are not currently producing that product as we have decided to focus our attention initially on our Phase III® Recovery product. Phase III® Recovery is our second product which is a protein sports recovery drink. We expect to develop two to three new products in the next two to three fiscal years, depending on available capital.

We know from experience that the largest retailers of milk products are demanding new and more diverse refreshment drinks, thus our response to consumer interest and demand with our dairy based product, “Phase III® Recovery” that was introduced in early 2010.

We also will continue to seek other territories for the development of additional World of Beer franchises.

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

Our subsidiaries’ entry into development of new World of Beer franchises is new to us and is subject to the usual learning curve that is common among new developments. There is a large competition with other restaurant and/or bar establishments in the Northeast, specifically Connecticut and Boston, for customers and patrons. Our restaurants must outperform its competition, provide customers with the best value, service and satisfaction for their dining and drinking experiences.

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

Each World of Beer franchise store contributes funds to the overall marketing programs and campaigns of corporate World of Beer. These grouped marketing campaigns are expected to greatly spread the message about World of Beer stores over a much broader territory and increase brand awareness and value of the World of Beer name. In addition, we believe that social media will greatly aid efforts to attract customers to the restaurants as well as the promotion of local events and activities.

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

The World of Beer locations are governed by state and local government regulatory agencies for the sale of alcohol.

Our History

We were formed in Delaware on May 10, 1988 under the name of L.H.M. Corp which later became Mason Hill Holdings, Inc. On September 19, 2007, we acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger among Mason Hill Holdings, Inc., MH 09122007, Inc. and ADCI. Pursuant to the Merger Agreement, each share of ADCI common stock was converted into 40 shares of Company common stock, resulting in the issuance of 4,000,000 shares of our common stock. The acquisition was accounted for as a reverse merger (recapitalization) with ADCI deemed to be the accounting acquirer, and Attitude deemed to be the legal acquirer. On September 30, 2007, we changed our name to Attitude Drinks Incorporated. Our wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. Our principal executive offices are located at 11231 U.S. Highway 1, #201, North Palm Beach, Florida 33408. The telephone number is 561-227-2727. Our company’s common stock shares (PINX: ATTD) began trading in June 2008. Our fiscal year ends on March 31th.

Employees

As of March 31, 2015, we currently have forty-eight full time employees as four individuals are employed at our corporate office. In addition, 44 of the total full time employees are employed at the World of Beer franchise location in West Hartford, Connecticut.

Research and Development

Over the last two years, we spent approximately $6,600 and $5,205, respectively, on research and development activities related to the Phase III® Recovery products. All costs were borne by us.

ITEM 2 - DESCRIPTION OF PROPERTY

Corporate office

On February 7, 2013, we moved to our current office at 712 U.S. Highway 1, Suite 200, North Palm Beach, Florida 33408 from our previous address at 10415 Riverside Drive, Suite 101, Palm Beach Gardens, Florida 33410. We entered into a three-year lease that began on February 1, 2013 with two (2) year renewable terms with a termination date of January 31, 2016. The total minimum monthly base rent including operating expense for March 31, 2015 is $4,370 (excluding certain variable operating expenses and taxes), and the lease provides for annual 3% increases throughout its term. The lease covers 3,333 square feet and includes our right of first refusal to contiguous space. During late 2014, we had a disagreement with our landlord as they filed a motion in the circuit court of Palm Beach County, Florida to enforce a settlement for past due fees. We contest some of the amounts as we were forced to vacate the premises in an unsatisfactory limited amount of time which we had to abandon some of our office furniture and inventory. We now have a new mailing address of 11231 U.S. Highway, #201, North Palm Beach, Florida 33408.

World of Beer West Hartford, Connecticut

The West Hartford, Connecticut World of Beer property of 4,163 square feet of space is subject to a ten year lease that commenced May 16 2014 and provides an option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually.

ITEM 3 - LEGAL PROCEEDINGS

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the District Court of Denton County, Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008. This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. On September 3, 2009, a final judgment by default was approved by the district court in Denton County, Texas for a total sum of $22,348. This claim has been recorded on the Company’s records. Due to the lack of adequate capital financing, we have not been able to make any payments. We will address this matter as soon as practical and once we have adequate financing.

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the District Court of Mobile, Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services. The claim is for $2,106 plus interest and legal costs. This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095. On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount. Current outstanding balance due is $2,438. No other payments have been made.

On October 1, 2013, Beanpot Broadcasting Corp. d/b/a WXRV-FM, commenced a lawsuit in the Commonwealth of Massachusetts District Court Department of the Trial Court Haverhill Division to recover past due amounts owed by us for rendered independent sales contracting services. The claim was for $15,500 for past due services, $4,169 in service charges, $363 for prejudgment interest and $200 court costs for a total of $20,232. The total $20,232 amount was already recorded on our records. On November 15, 2013, the Trial Court of Massachusetts entered a judgment for the plaintiff (“Beanpot”) for the total $20,232. Due to the lack of adequate capital financing, we have not been able to make any payments. We will address this matter as soon as practical and once we have adequate financing.

On November 27, 2013, we received an order of the court from The Trial Court of Massachusetts District Court Department, Small Claims Session in Plymouth, Massachusetts to attend a hearing on December 12 2013 about a small claims amount of $5,000 from Marshfield Broadcasting Company, Inc. to recover past due amounts. A total of $5,500 was already recorded our records. On December 31, 2013, a judgment in the amount of $5,238 was entered in favor of Marshfield Broadcasting Inc. No payments have been made as we expect to resolve this matter as soon as practical and once we have adequate financing.

On February 4, 2014, Philip Terrano commenced a lawsuit in the circuit court of the 15th Judicial Circuit and for Palm Beach County, Florida to recover past due amounts owed by us for past compensation in the amount of approximately $17,000. We disagree with this amount as our records reflect a total amount owed of $6,974. On May 28, 2014, we entered into a settlement agreement with Terrano to pay him a total of $11,000, to be remitted 60 days of the effective date of this agreement. Due to a lack of capital financing, we expect to address this matter as soon as we can.

On June 9, 2014, North Palm Beach Broadcasting Company d/b/a/ WSVU-AM Radio filed a lawsuit in the 15th Judicial Circuit in and for Palm Beach County, Florida to recover past due services owed by us in the amount of $22,000 that is due with interest. We do not agree with that amount as we did make various payments in 2013 that totaled $8,000. We are working with that party to arrive at a mutual agreeable outstanding amount if any. We do not have any other outstanding balance that is recorded on our records. On August 6, 2014, we received a Default Final Judgment from Palm Beach County Circuit Court in Florida for a total amount of $23, 411. We are still contesting that amount and will resolve the matter as soon as possible.

On June 26, 2014, Innerworkings, Inc. filed a lawsuit in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to recover past due services owed by us in the amount of $5,039 that is due with interest. This same amount has already been recorded on our records. We expect to address this issue as soon as practical and when we have adequate capital.

On November 11, 2014, C.A. Courtesy Demos, Inc. commenced a lawsuit in the County Court, Palm Beach County, Florida civil action to recover past due amounts owed by us for rendered services. The claim was for $5,803. We do not agree with this amount and have not recorded this amount on our records as services were supposed to be rendered, but a hurricane in the northeastern section of the United States occurred at that given time. We will address this matter as soon as practical and once we have adequate financing.

On November 20, 2014, Pavilion Law Center, LLC filed a motion in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to enforce a settlement agreement for past due fees. We are contesting some of the amounts and will resolve this matter as soon as practical.

On April 22, 2015, Edgar Agents LLC filed a lawsuit in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to recover past due amounts owned by us for rendered services. The claim was for $23,323.50 plus interest and costs. We have recorded $19,069.50 in our records as we have not received the backup for the $4,254.00 difference. On August 13, 2015, the court entered into a final judgment against us for a total amount of $24,215. We expect to resolve this matter as soon as practical and once we have adequate financing.

On August 26, 2015, Harrison, Vickers and Waterman Inc. (“HVW”) which we own the majority of the outstanding shares received a lawsuit from James Giordano, previous CEO of HVW that was filed in the State of Connecticut Superior Court in Stamford, Connecticut. The claim is approximately $220,833 for past salaries. HVW does not agree with this complaint and will address as soon as possible. HVW does have a recorded amount of $175,000 on its books.

ITEM 4- Mine Safety Disclosures – Not Applicable

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common stock market price

The Company’s common stock began trading on the OTC Electronic Bulletin Board (ticker symbol PINK.OB) on June 19, 2008. The approximate number of record holders of the Company’s common stock at September 22, 2015 was 6,515.

The following quarterly quotations for common stock transactions on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions. Source is NASDAQ.COM:

QUARTER	HIGH STOCK PRICE	LOW STOCK PRICE

Fiscal year – 2013/2014

First Quarter	$0.10	$0.05
Second Quarter	$0.05	$0.002
Third Quarter	$0.0024	$0.0005
Fourth Quarter	$0.003	$0.0008

Fiscal year – 2014/2015

First Quarter	$0.0019	$0.0004
Second Quarter	$0.0006	$0.0002
Third Quarter	$0.001	$0.0002
Fourth Quarter	$0.0012	$0.0001

Fiscal year – 2015/2016

First Quarter	$0.0002	$0.0001

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

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

2013 Equity Incentive Plan approved by stockholders (Filed on January 28, 2013 as a Definitive 14C Information Statement	1,060,000	Options have not been granted, thus no exercise price	1,060,000
Equity compensation plan (Filed on May 25, 2010 a Form S-8)	7,500	$30.00	3,922
Total	1,067,500	$30.00	1,063,922

Sale of Unregistered Securities

Quarter Ended March 31, 2015

Attitude Drinks Incorporated:

On January 14, 2015, we issued a convertible note to Southridge Partners II LP pursuant to which we received $13,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02. No conversions have been made for this note.

On January 14, 2015, we issued a convertible note to Alpha Capital Anstalt pursuant to which we received $13,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02. No conversions have been made for this note.

On January 14, 2015, we issued a convertible note to Whalehaven Capital Fund Ltd. pursuant to which we received $31,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02. No conversions have been made for this note.

All of the proceeds from the above new financings were used for working capital purposes.

Attitude Beer Holding Co.

From December 24, 2014 through March 24, 2015, ABH issued four installment convertible notes payable, the proceeds of which were used for the purchase and financing of the West Hartford World of Beer restaurant and tavern:

DATE OF NOTE ISSUANCE	ALPHA CAPITAL ANSTALDT	TARPON BAY PARTNERS LLC	TOTAL NOTES	MATURITY DATE	% INTEREST RATE

12/24/2014	$246,187	$91,063		12/24/2015	10%
1/23/2015	225,000	75,000		12/24/2015	10%
2/24/2015	225,000	75,000		12/24/2015	10%
3/24/2015	200,437	66,813		12/24/2015	10%

TOTAL	$896,624	$307,876	$1,204,500

All of the above funds were used for building and opening the West Harford World of Beer. The conversion terms shall be either (i) if ABH’s common stock is traded on a trading market, the conversion price is 50% of the lowest bid price for the previous 50 days; (ii) if ABH’s common stock is not traded on a trading market, it is $0.40.

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

During the three months ended March 31, 2015, the Company issued a total of 470,916,133 shares of common stock for the conversions of $94,750 of principal of convertible notes payable. No additional consideration was given for these conversions by the note holders. The shares of common stock issued upon conversion of these notes were issued pursuant to an exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) thereof as the conversions were an exchange of securities with existing holders exclusively, and no commission or other remuneration was paid or given in connection with the exchange.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE LEVEL OVERVIEW

Our Business Model

Phase III

Our plan of operation during the next 12 months is to continue the implementation of market and sales promotion programs to gain awareness of our “Phase III® Recovery drink in new markets as well as to build a national sales campaign throughout key markets in the west coast, southwest, Midwest, southeast and northeast parts of the United States. We plan to build an aggressive and experienced sales team to bring the brand to discerning consumers. In addition, we intend to increase our efforts to sell our products online and through increased social media marketing. Our management will continue to focus on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. We do not directly manufacture our products but instead outsource the manufacturing process to a third party contract packer.

The pricing and gross profit margin for the products will vary. Each product delivers different functionality and utilizes different types of packaging and package sizes. Without exception, these products are expected to command premium pricing due to the functionality and value-added formulation and will therefore be priced according to the nearest competitive brands in their respective spaces. The functional milk drinks are also expected to command approximately the same percentage margin due to the premium pricing commanded by the experiential functionality. Singles should obtain higher margin than multi-packs.

World of Beer

As already stated, ABH and its joint venture partners of New England WOB, LLC, anticipate developing new World of Beer franchise locations throughout its protected territories in Connecticut and greater Boston, Massachusetts. It is anticipated that ABH will provide the financing for construction of these stores, and New England WOB, LLC will provide the real estate location search and development as well as manage the operations of each store.

World of Beer is an organization of over 80 company owned and franchised craft taverns and growing in 20 states. Most World of Beer locations provide a selection of over 500 unique craft and imported beers, modern tavern fare spirits and craft cocktails and a complete entertainment experience including live music, sports viewing, seasonal and local celebrations and highly trained servers with in-depth beer knowledge. ABH’s first World of Beer location is located in West Hartford, Connecticut which opened in late January, 2015. The West Hartford location is a 4,000 square foot tavern and serves lunch and dinner daily and hosts live music performances on Friday and Saturday nights. New England World of Beer, LLC opened its first store in Stamford, Connecticut in 2014 as ABH has an option with a 2 years life to purchase 51% of this store as that option has not been exercised.

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

ABH’s future plan of operations for the World of Beer franchises is to continue the search, development and operations of World of Beer franchises throughout the state of Connecticut and the greater Boston areas over the next few years, especially in that we have these protected territories. Its joint venture partners are commercial real estate developer specialists and based on the availability of financing, plan to aggressively to build and open as many World of Beer locations as financing will allow. The West Hartford, Connecticut store which opened in late January, 2015 has exceeded expectations and budgets and is profitable since the opening date. Future new taverns are projected to be at least 4,000 square feet and have one of the world’s widest selections of craft beers, bottled and on tap with more than 500 bottles and 50 rotating taps. The stores will serve lunch and dinner daily with dishes inspired by international flavors such as Giant Bavarian Pretzels, Guinness Brat Sliders and the Chimay Burger. The taverns will host live music performances on Friday and Saturday nights each weekend. The taverns will also provide signature craft spirit cocktails, ciders, wine along with nonalcoholic beverages. ABH is expected to continue the World of Beer theme as being uncommon establishments where the experience is as essential as the products.

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements and to find and develop new World of Beer locations. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. We may also need to sell our interest in the World of Beer locations if we do not continue to obtain the proper financing for our needs. However, certain of our Attitude Drinks Incorporated convertible debt obligations totaling $6,208,842 and ABH convertible debt obligations for $1,204,500 are secured by Attitude’s assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts. Our “Phase III® Recovery” drink product was introduced in early 2010 and based on historical spending, we anticipate a need of funding in the range of $1,500,000 to $1,700,000 for the next twelve months to meet our business plan and operating needs only. This figure does not include any new product research and development activities.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended March 31, 2015, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

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

Impairment of Long-Lived Assets

Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment. We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We did note record any impairment expense for the years ended March 31, 2015 and March 31, 2014,

Recent accounting pronouncements

In August, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern for one year.

In November, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance about derivatives and hedging and determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. There are predominantly two methods used in current practice by issuers and investors in evaluating whether the nature of the host contract within a hybrid instrument issued in the form of a share is more akin to debt or to equity. This ASU is to eliminate the use of different methods in practice. As the Company utilizes the services of an outside professional specialty firm for such valuations, the Company believes there is no change needed for this update.

In February, 2015, the Financial Accounting Standards Board issued an ASU that contained guidance about Consolidation (Topic 810) and amendments to the consolidation analysis. These provisions provide amendments to limited partnerships and similar legal entities. As the Company owns the 51% majority of the World of Beer location in West Hartford which is an LLC corporation, the Company believes there is no change needed for this update.

RESULTS OF OPERATIONS

Revenues and Gross Margin

Revenues	3/31/2015	3/31/2014	$ Change	% Change

Phase III
Revenues	$70,905	$202,994	$(132,089)	-65.1%
Less slotting expense	—	(875)	875	-100.0%
Less returns and allowance	(15,826)	(11,535)	(4,291)	37.2%
Less Sales Discounts	(1,201)	(8,002)	6,801	-85.0%
Net Revenues	53,878	182,582	(128,704)	-70.5%
Less cost of sales	154,999	164,639	(9,640)	-5.9%
Gross profit/(loss)	(101,121)	17,943	(119,064)	-663.6%

World of Beer
Revenues	754,895	—	754,895	N/M
Less sales discounts	(681)	—	(681)	N/M
Less comps	(11,372)	—	(11,372)	N/M
Less promotions	(4,377)	—	(4,377)	N/M
Net revenues	738,465	—	738,465	N/M
Less costs of sales	209,908	—	209,908	N/M
Gross profit/(loss)	$528,557	$—	$528,557	N/M

Total Net Revenues	$792,343	$182,582	609,761	334.0%
Total costs of sales	364,907	164,639	200,268	121.6%
Total gross profit/(loss)	$427,436	$17,943	$409,493	2282.2%

All revenues were generated in the United States. The increase in our revenues for the year ended March 31, 2015 as compared to the prior year ended March 31, 2014 is the result of opening the first World of Beer tavern in late January, 2015. Phase III revenues were lower for the year ended March 31, 2015 by 65.1% mainly due to the fact that we no longer sell our products in the Florida Walgreens’ stores.

Slotting fees are common in the large store channels and represent cash payments made for rights to place our products on customer retail shelves for a stipulated period of time. A component of our growth plan includes increasing penetration in the large store channel which may be subject to future slotting fees. We recorded a total of $875 for slotting fees for the year ended March 31, 2014 only. As part of opening and operating a new World of Beer location, we provided certain free complimentary drinks and services to customers in the amount of $15,749 for the reporting period from late January, 2015 through March 31, 2015.

Based on available capital, we, on our own or through our subsidiaries, plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our “Phase III® Recovery” drink to new markets in the 2015 calendar year, developing a sales force, securing additional national distributors, expanding our products offering, developing and opening new World of Beer taverns, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the Phase III products for the year ended March 31, 2015 were less than the year ended March 31, 2014 mainly due to the lower sales of the Phase III® Recovery products.

Operating Expenses

Revenues	3/31/2015	3/31/2014	$ Change	% Change

Attitude Drink Company Inc. and Attitude Drinks Incorporated
Salaries, taxes and employee benefit costs	$695,336	$883,306	$(187,970)	-21.3%
Consulting fees	322,462	312,500	9,962	3.2%
Other administrative and general expenses	129,634	280,935	(151,301)	-53.9%
Marketing and promotion expenses	25,555	52,659	(27,104)	-51.5%
Professional and legal fees	17,251	196,071	(178,820)	-91.2%
Product development costs	6,600	5,205	1,395	26.8%
Stock compensation expense	84	26,997	(26,913)	-99.7%
Depreciation and amortization	7,401	7,687	(286)	-3.7%

Total operating expenses	1,204,323	1,765,360	(561,037)	-31.8%

Attitude Beer Holding Co.
Restaurant/tavern salaries, taxes and employee benefit costs	215,676	—	215,676	N/M
Restaurant/tavern other administrative and general expenses	221,949	—	221,949	N/M
Depreciation and amortization	29,753	—	29,753	N/M

Total operating expenses	467,378	—	467,378	N/M

Consolidated operating expenses	$1,671,701	$1,765,360	$(93,659)	-5.3%

Attitude Drink Company Inc. and Attitude Drinks Incorporated:

Administrative salaries, taxes and employee benefit costs

For the year ended March 31, 2015, total expenses of $695,336 were lower by $187,970 (21.3%) over last year’s comparable figures of $883,306 mainly due to fewer employees caused by a lack of financing

Administrative consulting fees

Consulting fees of $322,462 for the year ended March 31, 2015 were $9,962 or 3.2% higher than last year’s figures. These fees relate to the use of an outside financial services consulting firm.

Other administrative and general expenses

For the year ended March 31, 2015, total expenses of $129,634 were $151,301 (53.9%) less than last year’s comparable figures of $280,935 mainly due to decreased activities from a lack of financing. These expenses mainly relate to rent expense for $54,951, board of directors accrued fees of $36,000, filing fees for $16,022 and telephone costs for $13,583.

Administrative marketing and promotion expenses

For the year ended March 31, 2015, we incurred total administrative marketing and promotion expenses of $25,555 as compared to $52,659 for the year ended March 31, 2014 for a decrease of $27,104 or (51.5%). This decrease was due primarily to the decision to spend fewer marketing dollars for the year ended March 31, 2015 due to limited resources and capital.

Administrative professional and legal fees

These costs related to the use of outside legal, accounting and auditing firms. Total costs for the year ended March 31, 2015 of $17,251 were $178,820 (91.2%) lower than the previous year’s comparable costs of $196,071 mainly due to lower legal requirement costs and lower audit fees accruals due to reduced financial activities.

Stock compensation expense

For the year ended March 31, 2015, we recorded stock compensation expense of $84 due to the issuance of warrants for Attitude Beer Holding Co. as compared to $26,997 for the issuance of 10,000,000 fully vested non-qualified common stock options for the year ended March 31, 2014.

ABH (World of Beer):

Restaurant/tavern salaries, taxes and employee benefit costs

As this location was opened in late January, 2015, there are no comparable costs for 2014. These costs relate to all of the payroll and tax expenses for operating the West Hartford World of Beer location.

Restaurant/tavern other administrative and general expenses

These costs relate to the new World of Beer franchise location in West Hartford, Connecticut that opened in late January, 2015. The key expenses relate to: rent expense for $31,850, royalties to corporate World of Beer for $36,540, management fees for $29,232, utility costs for $13,414, credit card processing fees for $14,949, disposal fees for $10,083, marketing fees for $10,962, music and entertainment costs for $9,865, personal property taxes for $9,000 and the rest for restaurant cleaning costs plus, travel expense from our joint venture partners for $8,671 for the initial setup of the location. There are no comparable costs for 2014.

Depreciation and amortization

For the year ended March 31, 2015, we recorded depreciation and amortization expense for $37,154 as compared to $7,687 for the year ended March 31, 2014 for a difference of $29,467. The increase is due to the new World of Beer location that opened in late January, 2015 in West Hartford, Connecticut for the depreciable fixed assets and amortized deferred pre-opening expenses.

Other Income (Expense)

Interest income/(expense)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the twelve months ended March 31, 2015 and the twelve months ended March 31, 2014:

	Twelve Months	Twelve Months
	ended	ended
	March 31, 2015	March 31, 2015
Our financing arrangements giving ris to derivative financial instruments and the income effects:

Total interest income/(expense) arising from fair value adjustments	$185,817	$3,426,344
Amortization of debt expense/accretion	(3,512,756)	(1,492,964)
Other interest expense	(432,444)	(397,978)
	$(3,759,383)	$1,535,402

Our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Interest and Other Financing Costs:

We recorded interest expense for the fiscal year ended March 31, 2015 for $3,759,383 and interest income for $1,535,402 for the year ended March 31, 2014 in connection with our debt obligations at interest rates from 10% to 15%. The change of ($5,294,785) over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $3,512,756 and $1,492,964 for the years ended March 31, 2015 and March 31, 2014, respectively.

Minority Interest

For the fiscal year ended March 31, 2015, we recorded minority interest in the amount of $21,596 which represents the elimination of 49% profit of the West Hartford World of Beer location as well as 12.5% for the expense of Attitude Beer Holding Co. as these percentages represent minority ownership interests in both companies.

Net Loss

We reported a net loss for the year ended March 31, 2015 of ($5,030,873) and a net loss of $212,015 for the year ended March 31, 2014. The majority of the expenses for the year ended March 31, 2015 related to salary related costs, consulting fees, general and administrative fees and recognition of interest income reflecting the changes in the fair value of the convertible debts. Most of the costs incurred in the prior year ended March 31, 2014 related to salary related costs, consulting fees, professional and legal fee and recognition of interest income reflecting changes in the fair value of the convertible debts.

Loss per Common Share Applicable to Common Stockholders

The Company’s basic and diluted loss per common share applicable to common stockholders for the period ended March 31, 2015 was $(0.01), and the basic and diluted loss per common share for the period ended March 31, 2014 was $(0.00). Because the Company experienced a net loss for the period ended March 31, 2015, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period. The weighted average common shares outstanding for the period ended March 31, 2015 and 2014 were 625,605,503 and 102,827,957, respectively for the basic and diluted loss calculation.

LIQUIDITY AND CAPITAL RESOURCES

We have yet to achieve any substantial revenues or profitability, and our ability to continue as a going concern will be dependent upon us receiving additional third party financings to fund our business at least throughout the next twelve months in our new fiscal year. Ultimately, our ability to continue is dependent upon the achievement of profitable operations. We anticipate that, depending on market conditions and our plan of operations, we may incur operating losses in the future based mainly based on the fact that we may not be able to generate enough gross profits from our sales to cover our operating expenses and to increase our sales and marketing efforts. There is no assurance that further funding will be available at acceptable terms, if at all, or that we will be able to achieve profitability or receive adequate funding for new product research and development activities. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $125,000 to $150,000. This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

•	Increased employees, sales consultant and related travel costs
•	Required interest payments on our convertible promissory notes payable
•	Increased product development costs for new products, packaging and marketing materials

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

From December 19, 2013 through December 24, 2013, we entered into four non-convertible promissory notes with the following accredited investors: Centaurian Fund - $12,500; Alpha Capital - $15,005; Tarpon Bay Partners - $5,000; and Whalehaven Capital - $13,000. These amounts were due December 31, 2014 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holders surrendering the same. No service charge will be made for such registration or transfer or exchange. The notes are in default.

On February 11, 2014, we executed a $55,000 allonge #16 with Alpha Capital Anstalt to a secured convertible note for $175,000 dated February 22, 2012 in which we received $50,000 as $5,000 was paid as a finder’s fee.

On March 24, 2014, we entered into three non-convertible promissory notes with the following accredited investors: Centaurian Fund - $15,000; Southridge Partners II LP - $20,000; and Whalehaven Capital - $15,000. These amounts were due February 28, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holders surrendering the same. No service charge will be made for such registration or transfer or exchange. The notes are in default.

On April 30, 2014, we issued a promissory note to Southridge Partners II LP pursuant to which we received $12,000.

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

On January 14, 2015, we issued a convertible note to Southridge Partners II LP pursuant to which we received $13,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02.

On January 14, 2015, we issued a convertible note to Alpha Capital Anstalt pursuant to which we received $13,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02. .

On January 14, 2015, wee issued a convertible note to Whalehaven Capital Fund Ltd. pursuant to which we received $31,500. The note is subject to an interest rate of ten percent (10%) and has a maturity date of January 14 2017. The note is subject conversion terms of 75% of the average of the three lowest closing bid prices for the Common Stock for the ten trading days preceding a conversion date but in no event greater than $.02.

All of the proceeds from the above new financings were used for working capital purposes.

Attitude Beer Holding Co.

From December 24, 2014 through March 24, 2015, Attitude Beer Holding Co. issued four installment convertible notes payable each to Alpha Capital Anstalt and Tarpon Bay Partners LLC that were used for the purchase and financing of the West Hartford World of Beer tavern:

DATE OF	ALPHA	TARPON			%
NOTE	CAPITAL	BAY	TOTAL	MATURITY	INTEREST
ISSUANCE	ANSTALDT	PARTNERS LLC	NOTES	DATE	RATE

12/24/2014	$246,187	$91,063		12/24/2015	10%
1/23/2015	225,000	75,000		12/24/2015	10%
2/24/2015	225,000	75,000		12/24/2015	10%
3/24/2015	200,437	66,813		12/24/2015	10%

TOTAL	$896,624	$307,876	$1,204,500

All of the above funds were used for building and opening the West Hartford World of Beer. The conversion terms are either (i) if ABH’s common stock is traded on a trading market, the conversion price is 50% of the lowest bid price for the previous 50 days; (ii) if ABH’s common stock is not traded on a trading market, the conversion price is $0.40.

Information about our cash flows

	For The Year Ended
	March 31,	March 31,
	2015	2014
Cash provided by (used in):

Operating activities	$1,076,364	$(732,940)

Investing activities	$(1,256,355)	$(4,365)

Financing activities	$392,967	$750,505

For the year ended March 31, 2015, we reported a net loss of $5,030,873 which was affected by recording the fair value adjustment of the convertible notes for $185,817, offset by the amortization of debt discount for $3,512,756 as well as changes in accounts payable and accrued expenses for $2,489,463. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of equipment and operating expenses related to the opening of the World of Beer restaurant and tavern. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for net proceeds of $392,967.

For the year ended March 31, 2014, we reported a net loss of $212,015 which was affected by recording the fair value adjustment of the convertible notes for $3,359,968, offset by the amortization of debt discount for $990,842 as well as changes in accounts payable and accrued expenses for $1,426,981. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of a company vehicle. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for net proceeds of $750,505.

Defaults for Short-Term Non-Convertible Loans for the Year Ended March 31, 2015:

At March 31, 2015, two short-term bridge notes for a total of $115,000 were past due. One of these notes is held by one of our Board of Directors and will extend the due date once we locate the other debt holder.

Debt restructuring program after 3/31/15 reporting date

Our subsequent events section reflects reductions of our liabilities of $10,052.591. The restructuring relates to a reduction of overall notes and loans payables of $5,079,480, total salaries payable of $3,546,669, accrued interest payable for $1,288,483 and accounts payable of $137,959. Total gains to our statement of operations from this restructuring program will be $5,834,709. These results will be reflected in the Form 10-Q for June 30, 2015 and September 30, 2015.

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE
AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS
FOR THE TWELVE MONTHS ENDED MARCH 31, 2015

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the period ended March 31, 2015:

Outstanding					(c)		Default	Accrued
Convertible		Issue		Default	$ Amount	Interest	Interest	Default
Note Amounts		Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$5,452,892	(a)	February, 2013	2/21/2015	Yes (b)	5,452,892	4%	20%	—
$5,250		March, 2013	12/31/2014	Yes (b)	5,250	None	None	—
$25,000		April, 2013	12/31/2014	Yes (b)	25,000	None	None	—
$25,000		May, 2013	12/31/2014	Yes (b)	25,000	None	None	—
$25,000		June, 2013	12/31/2014	Yes (b)	25,000	None	None	—
$37,000		June, 2013	6/7/2014	Yes (b)	37,000	None	None	—
$25,000		July, 2013	12/31/2014	Yes (b)	25,000	None	None	—
$25,000		August, 2013	12/31/2014	Yes (b)	25,000	None	None	—
$25,000		September, 2013	1/31/2015	Yes (b)	25,000	None	None	—
$25,000		October, 2013	2/28/2015	Yes (b)	25,000	None	None	—
$25,000		November, 2013	3/31/2015	Yes (b)	25,000	None	None	—
$25,000		December, 2013	4/30/2015	No	—	None	None	—
$25,000		January, 2014	5/31/2015	No	—	None	None	—
$25,000		February, 2014	6/30/2015	No	—	None	None	—
$25,000		March, 2014	7/31/2015	No	—	None	None	—
$25,000		April, 2014	8/31/2015	No	—	None	None	—
$25,000		May, 2014	9/30/2015	No	—	None	None	—
$35,200		May, 2014	5/13/2015	No	—	4%	20%	—
$25,000		June, 2014	10/31/2015	No	—	None	None	—
$25,000		July, 2014	11/30/2015	No	—	None	None	—
$25,000		August, 2014	12/31/2015	No	—	None	None	—
$25,000		September, 2014	1/31/2016	No	—	None	None	—
$25,000		October, 2014	2/28/2016	No	—	None	None	—
$25,000		November, 2014	3/31/2016	No	—	None	None	—
$25,000		December, 2014	4/30/2016	No	—	None	None	—
$20,000		December, 2014	12/22/2016	No	—	10%	20%	—
$246,187		December, 2014	12/24/2015	No	—	10%	15%	—
$91,063		December, 2014	12/24/2015	No	—	10%	15%	—
$25,000		January, 2015	5/31/2016	No	—	None	None	—
$13,500		January, 2015	1/14/2017	No	—	10%	20%	—
$13,500		January, 2015	1/14/2017	No	—	10%	20%	—
$31,500		January, 2015	1/14/2017	No	—	10%	20%	—
$225,000		January, 2015	12/24/2015	No	—	10%	15%	—
$75,000		January, 2015	12/24/2015	No	—	10%	15%	—
$25,000		February, 2015	6/30/2016	No	—	None	None	—
$225,000		February, 2015	12/24/2015	No	—	10%	15%	—
$75,000		February, 2015	12/24/2015	No	—	10%	15%	—
$25,000		March, 2015	7/31/2016	No	—	None	None	—
$200,437		March, 2015	12/24/2015	No	—	10%	15%	—
$66,813		March, 2015	12/24/2015	No	—	10%	15%	—

$7,413,342					$5,695,142

(a)					Total amount includes total consolidated notes plus additional issued allonges.
(b)	The Company is implementing a restructuring program and is working with the debt holders to extend the maturity dates.
No presentation of defaults to the Company from the debt holders has occurred, thus no recording of default interest rates.
(c)					Notes indicated in default are in default only because they are past due.

SHORT—TERM BRIDGE LOANS (d)

$60,000		April 14, 2008	Past due	Yes	$60,000		15%	$52,857
$55,000		August 5, 2008	Past due	Yes	$55,000		15%	$65,096
$115,000		Total amount past due			$115,000			$117,953

(d)	Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and will extend the maturity date as soon as we can locate the other debt holder.

During August, 2015, approximately $3.3 million of the above debt that was in default was exchanged for Series C Convertible Preferred Stock.

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

As of March 31, 2015, we had a total shareholders’ deficit of $16,942,378 and a working capital deficit of $17,997,151, compared to a total shareholders’ deficit of $12,335,519 and a working capital deficit of $12,266,740 at March 31, 2014. Cash and cash equivalents were $233,591 as of March 31, 2015 as compared to $20,615 at March 31, 2014. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

Our auditors have expressed doubt as to our ability to continue as a going concern.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.. Our auditor’s report reflects substantial doubt about our ability to continue as a going concern. For the foreseeable future, we will have to fund all of our operations and capital expenditures from the net proceeds of equity or debt offerings we may have and cash on hand.  Although we plan to pursue additional financing, there can be no assurance that we will be able to secure financing when needed or obtain such financing on terms satisfactory to us, if at all, or that any additional funding we do obtain will be sufficient to meet our needs in the long term. Obtaining additional financing may be more difficult because of the uncertainty regarding our ability to continue as a going concern.  If we are unable to secure additional financing in the future on acceptable terms, or at all, we may be unable to complete planned development of certain products.

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

At March 31, 2015, we were in default on certain of our short-term bridge loans and convertible note payables.

At March 31, 2015, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and will extend the due date once we locate the other note holder which we have been doing for some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. In addition, we were in default on certain convertible note payables in the total amount of $5,695,142. Further, we have other secured convertible notes outstanding totaling $1,718,200 in principal face value at March 31, 2015. We are implementing a restructuring program and working with our investors to extend these maturity dates. There is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates from 15% up to 20%.

Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation. Further, certain of these obligations are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. Our main assets relate to ABH’s assets in the World of Beer location in West Hartford, Connecticut. If we lose those assets, we would have a very difficult time conducting our business..

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

We rely on third parties, called co-packers in our industry, to produce our products.  We currently have only one co-packing agreement for our products and at this time have only one milk-based product commercially available (Phase III® Recovery). Our co-packing agreement with our principal co-packer was signed on December 16, 2008 and had an initial term of three (3) years which has now expired. This agreement is automatically renewed for consecutive one (1) year periods (next renewal date of December 16, 2015) unless either party provides notice of cancellation at least one hundred twenty (120) calendar days prior to the end of the initial term or subsequent extension period. Our dependence on one co-packer puts us at substantial risk in our operations. If we lose this relationship and/or require new co-packing relationships for other products, we may be unable to establish such relationships on favorable terms, if at all. Further, co-packing arrangements with potential new companies may be on a short term basis, and such co-packers may discontinue their relationship with us on short notice.  Our dependence on co-packing arrangements exposes us to various risks, including:

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

Risks Related to the World of Beer operations

If ABH is unable to identify and obtain suitable new franchises sites and successfully open new franchises, our revenue will suffer and profits may be reduced.

ABH requires that all proposed franchise sites meet certain site selection criteria. ABH may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new sites meeting these criteria that would enable us to achieve our planned expansion in future periods. ABH faces significant competition from other restaurant companies and retailers for sites that meet its criteria, and the supply of sites may be limited in some markets. Further, ABH may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, costs to obtain and lease sites may increase, or ABH may not be able to obtain certain sites due to unacceptable costs. ABH’s inability to obtain suitable sites at reasonable costs may reduce our income growth.

To successfully expand its business, ABH must open new World of Beer restaurants on schedule and in a profitable manner. In the past, World of Beer franchisees have experienced delays in restaurant openings, and may experience similar delays in the future. Delays in opening new sites could hurt ABH’s ability to meet its growth objectives, which may affect our results of operations and thus our stock price. We cannot guarantee that ABH or any future franchisees will be able to achieve its expansion goals. Further, any sites that it opens may not achieve operating results similar or better than the existing restaurant. If ABH is unable to generate positive cash flow from a new site, it may be required to recognize an impairment loss with respect to the assets for that restaurant. ABH’s ability to expand successfully will depend on a number of factors, many of which are beyond its control. These factors include:

•	Negotiating acceptable lease or purchase terms for new sites;
•	Cost effective and timely planning, design and build-out of sites;
•	Creating Guest awareness of our restaurants and taverns in new markets;
•	Competition in new and existing markets;
•	General economic conditions.

The restaurants and taverns may not achieve market acceptance in the new regions ABH enters.

ABH’s expansion plans depend on opening restaurants and taverns in markets starting with New England where it has little or no operating experience. ABH may not be successful in operating in locations in new markets on a profitable basis. The success of these new locations will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as ABH’s ability to generate market awareness of its brands. Sales at locations opening in new markets may take longer to reach profitable levels, if at all.

New restaurants added to existing markets may take sales from existing restaurants.

ABH intends to open new restaurants and taverns in its existing market, which may reduce sales performance and guest visits for existing location. In addition, new locations added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

A security failure in ABH’s information technology systems could expose us to potential liability and loss of revenues.

ABH accepts credit and debit card payments at our restaurant. A number of retailers have recently experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers. The intentional, inadvertent or negligent release or disclosure of data by ABH or its service providers could result in theft, loss, fraudulent or unlawful use of customer data which could harm its and our reputation and result in remedial and other costs, fines or lawsuits.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

Possible shortages or interruptions in the supply of food items and other supplies to a location(s) caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, pandemics, the inability of vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond ABH’s control could adversely affect the availability, quality and cost of items it buys and the operations of its restaurants. ABH’s inability to effectively manage supply chain risk could increase costs and limit the availability of products critical to the restaurant operations.

There are general risks associated with the restaurant and bar/tavern industry.

Restaurants are a very cyclical business. Specific factors that impact economic recessions can negatively influence discretionary consumer spending in restaurants and bars and result in lower customer counts as consumers become more price conscientious, tending to conserve their cash amid unemployment and other economic uncertainty. The effects of higher gasoline prices can also negatively affect discretionary consumer spending in restaurants and bars. Increasing costs for energy can affect profit margins in many other ways. Petroleum based material is often used to package certain products for distribution. In addition, suppliers may add fuel surcharges to their invoices. The cost to transport products from the distributors to restaurant operations will rise with each increase in fuel prices. Higher costs for electricity and natural gas result in higher costs to a) heat and cool restaurant facilities, b) refrigerate and cook food and c) manufacture and store food at ABH’s locations.

Inflationary pressure, particularly on food costs, labor costs (especially associated with increases in the minimum wage) and health care benefits, can negatively affect the operation of the business. Shortages of qualified labor are sometimes experienced in certain local economies. In addition, the loss of any key executives could pose a significant adverse effect on ABH and us.

If consumer confidence in the business deteriorates, our business, financial condition and results of operations could be adversely affected.

The restaurants are built on consumers’ confidence in the World of Beer brand. As a consumer business, the strength of the brand and reputation are of paramount importance to ABH and us. A number of factors could adversely affect consumer confidence in the brand, many of which are beyond ABH’s control and could have an adverse impact on its and our results of operations. These factors include:

•	any regulatory action or investigation against it or us;

•	any negative publicity about a restaurant in the World Of Beer franchise; and

•	any negative publicity about our restaurants.

In addition, ABH is largely dependent on the other World of Beer franchisees to maintain the reputation of its brand. Despite the measures that it puts in place to ensure their compliance with its performance standards, ABH’s lack of control over its operations may result in the low quality of service being attributed to the brand, negatively affecting its and our overall reputation. Any event that hurts its or our brand and reputation among consumers as a reliable services provider could have a material adverse effect on its and our business, financial condition and results of operations.

ABH faces substantial competition in our target markets

The restaurant industry is highly competitive, and many of the competitors are substantially larger and possess greater financial resources than ABH and us. Our restaurant(s) have numerous competitors, including national chains, regional and local chains, as well as independent operators. None of these competitors, in the opinion of our management, is dominant in the family-style sector of the restaurant industry. In addition, competition continues to increase from non-traditional competitors such as supermarkets that not only offer home meal replacement but also have in-store dining space trends that continue to grow in popularity.

The principal methods of competition in the restaurant industry are brand name recognition and advertising; menu selection and prices; food quality and customer perceptions of value, speed and quality of service; cleanliness and fresh, attractive facilities in convenient locations. In addition to competition for customers, sharp competition exists for qualified restaurant managers, hourly restaurant workers and quality sites on which to build new locations.

The restaurant and bar industry is very competitive, and ABH faces competition from large national chains as well as individually owned restaurants. Large chains such as Buffalo Wild Wings have a similar open style that appeals to sports fan and family demographics. There are additional restaurants that feature custom beers. Many of these competitors have substantially more resources than ABH and us which allow them to have economies of scale allowing them price points which compare favorably to ABH’s price points. They also have the ability to market their restaurants given their sheer size which ABH does not possess. All of these factors may make it difficult for ABH and us to succeed.

Unfavorable publicity could harm ABH’s and our business.

Multi-unit restaurant businesses such as ABH’s business can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity from traditional media or on-line social network postings may also result from actual or alleged incidents or events taking place in ABH’s restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or ABH’s failure to respond effectively to adverse publicity, could have a material adverse effect on its and our business.

Changes in employment laws or regulation could harm ABH’s performance.

Various federal and state labor laws govern ABH’s relationship with its employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership and sales taxes. A number of factors could adversely affect ABH’s operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. Although ABH’s restaurants are designed to be accessible to the disabled, ABH could be required to make modifications to its restaurants to provide service to, or make reasonable accommodations for disabled persons.

Economic conditions could have a material adverse impact on ABH’s landlords or other tenants in retail centers in which it or its franchisees are located, which in turn could negatively affect its financial results.

ABH’s landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to ABH. In addition other tenants at retail centers in which ABH or its franchisees are located or have executed leases may fail to open or may cease operations. If any landlords fail to satisfy required co-tenancies, such failures may result in ABH or its franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which ABH are located may affect guest traffic at its restaurants. All of these factors could have a material adverse impact on its and our operations.

ABH may experience higher-than-anticipated costs associated with the opening of new locations or with the closing, relocating and remodeling of existing restaurants, which may adversely affect its and our results of operations.

ABH’s and our revenues and expenses can be impacted significantly by the location, number and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. ABH incurs substantial pre-opening expenses each time it opens a new restaurant and incurs other expenses when it closes, relocates or remodels existing restaurants. These expenses are generally higher when it opens restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on ABH’s and our results of operations.

ABH’s and our success depends substantially on the value of ABH’s brands and its reputation for offering guests an unparalleled Guest experience.

We believe that ABH has built a strong reputation for the quality and breadth of its menu items as part of the total experience that guests enjoy in its restaurants. We believe ABH must protect and grow the value of its brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for its brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service, or ambiance, or in any way believe ABH failed to deliver a consistently positive experience, its and our brand value could suffer.

ABH’s inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

ABH utilizes menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities and other key operating costs.  If its selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, its and our financial results could be harmed.

Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

Our quarterly operating results depend, in part, on revenue that ABH derived from special events, such as the Super Bowl® and other sporting events viewed by our guests in our World of Beer franchised locations such as the NFL, MLB, NBA, NHL and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts or labor disputes may impact our results. Additionally, ABH’s and thus indirectly our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of World of Beer restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, quarterly operating results may fluctuate significantly because of other factors, including:

•	Fluctuations in food costs, particularly chicken wings;
•	The timing of new restaurant openings which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;
•	Potential distraction or unusual expenses associated with expansion into other geographical territories;
•	ABH’s ability to operate effectively in new markets in which it has limited operating experience;
•	Labor availability and costs for hourly and management personnel;
•	Changes in competitive factors;
•	Disruption in supplies;
•	General economic conditions, consumer confidence and fluctuations in discretionary spending;
•	Claims experience for self-insurance programs;
•	Increases or decreases in labor or other variable expenses;
•	The impact of inclement weather, natural disasters and other calamities;
•	Fluctuations in interest rates;
•	The timing and amount of asset impairment loss and restaurant closing charges; and
•	Tax expenses and other non-operating costs.

ABH may not be able to attract and retain qualified team members and key executives to operate and manage our business.

ABH”s success and the success of its individual restaurant(s) and business depends on its ability to attract, motivate, develop and retain a sufficient number of qualified key executives and restaurant employees, including restaurant managers and hourly team members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurant and tavern locations or result in high employee turnover in existing locations, thus increasing the cost to efficiently operate our restaurants. This could inhibit expansion plans and business performance and, to the extent that a labor shortage may force ABH to pay higher wages, harm its profitability. The loss of any of its key executive officers could jeopardize its ability to meet its financial targets.

The sale of alcoholic beverages at ABH’s locations subjects it to additional regulations and potential liability.

Because ABH’s locations sell alcoholic beverages, it is required to comply with the alcohol licensing requirements of the federal government, states and municipalities where its restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants and bars, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If ABH fails to comply with federal, state or local regulations, its licenses may be revoked, and it may be forced to terminate the sale of alcoholic beverages at one or more of its locations. Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at its facilities or increase the number of dram shop claims made against it, either of which may negatively impact operations or result in the loss of liquor licenses.

In certain states ABH is subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

Changes in consumer preferences or discretionary consumer spending could harm ABH’s and our performance.

The success of ABH’s World of Beer franchises depends, in part, upon the continued popularity of the overall World of Beer system locations throughout the United States as well as ABH’s unique food and beverage items and appeal of sports bars and casual dining restaurants. ABH also depends on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect its future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie or salt content of certain food items, including items featured on its menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for its menu items and could result in a decrease in guest traffic to its restaurants, which could materially harm its business. In addition, ABH will be required to disclose calorie counts for all food items on its menus, due to federal regulations, and this may have an effect on consumers’ eating habits. Other federal regulations could follow this pattern. In addition, ABH’s success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm its business, financial condition, operating results or cash flow.

A regional or global health pandemic could severely affect ABH’s business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic was to occur, depending upon its duration and severity, ABH’s and our business could be severely affected. ABH has positioned its brand as a place where people can gather together.

Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in ABH’s restaurants. The impact of a health pandemic might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

As a result of the factors discussed above, ABH’s and our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and shareholders. In that event, the price of our common stock would likely decrease.

ABH may be subject to increased labor and insurance costs.

ABH’s restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal and state minimum wage rates increase, ABH may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care mandates could also increase its labor costs. This, in turn, could lead it to increase prices which could impact its sales. Conversely, if competitive pressures or other factors prevent ABH from offsetting increased labor costs by increases in prices, its profitability may decline. In addition, the current premiums that ABH pays for its insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that ABH actually experiences under its workers’ compensation and general liability insurance, for which it carries high per-claim deductibles, may also increase at any time, thereby further increasing its costs. Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

ABH’s current insurance may not provide adequate levels of coverage against claims.

ABH currently maintains insurance customary for businesses of its size and type. However, there are types of losses it may incur that cannot be insured against or that it believed are not economically reasonable to insure, such as losses due to natural disasters. Such damages could have a material adverse effect on its and our business and results of operations.

ABH is dependent on information technology and any material failure of that technology could impair its ability to efficiently operate its business.

ABH relies on information systems across its operations, including, for example, point-of-sale processing in its locations, management of its supply chain, collection of cash and credit and debit card payments, payment of obligations and various other processes and procedures. ABH’s ability to efficiently manage its business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in its operations, require significant investment to remediate the issue or cause negative publicity that could damage its and our brand. Significant capital investments might be required to remediate any problems.

If ABH is unable to maintain its rights to use key technologies of third parties, its and our business may be harmed.

ABH relies on certain technology licensed from third parties and may be required to license additional technology in the future for use in managing its internet sites and providing related services to users and customers. These third-party technology licenses may not continue to be available to it on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm its and our business, financial condition and operating results.

ABH’s future growth may require it to raise additional capital in the future, but that capital may not be available when it is needed or may be available only at an excessive cost.

In order to build out ABH’s business plan and to be ultimately successful, it will need ample capital to purchase/rent new properties, build new locations, hire personnel and market its locations. ABH may not generate sufficient cash from its existing operations in order to do so. Therefore, it or we may at some point choose to raise additional capital to support its continued growth. ABH’s and our ability to raise additional capital will depend, in part, on conditions in the capital markets at that time which are outside of its control. Accordingly, it or we may be unable to raise additional capital, if and when needed, on terms acceptable to it or us, or at all. If ABH or we cannot raise additional capital when needed, its ability to further expand operations through internal growth and acquisitions could be materially impacted. In the event of a material decrease in our stock price, future issuances of equity securities could result in dilution of existing shareholder interests.

The occurrence of any failure, breach or interruption in service involving ABH’s systems or those of its service providers could damage its reputation, cause losses, increase its expenses, and result in a loss of customers, an increase in regulatory scrutiny or expose ABH to civil litigation and possibly financial liability, any of which could adversely impact its and our financial condition, results of operations and the market price of our stock.

Communications and information systems are essential to the conduct of ABH’s business, as it uses such systems to manage its customer relationships, its general ledger, its deposits and its loans. ABH’s operations rely on the secure processing, storage and transmission of confidential and other information in its computer systems and networks. Although ABH takes protective measures and endeavor to modify them as circumstances warrant, the security of its computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and cyber attacks that could have a security impact. In addition, breaches of security may occur through intentional or unintentional acts by those having authorized or unauthorized access to its confidential or other information or the confidential or other information of our customers, clients or counterparties. If one or more of such events was to occur, the confidential and other information processed and stored in and transmitted through its computer systems and networks could potentially be jeopardized or could otherwise cause interruptions or malfunctions in its operations or the operations of its customers, clients or counterparties. This could cause ABH significant reputational damage or result in its experiencing significant losses.

Furthermore, ABH may be required to expend significant additional resources to modify its protective measures or to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. ABH also may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance it maintains. In addition, ABH routinely transmits and receives personal, confidential and proprietary information by e-mail and other electronic means. It has discussed and worked with its customers, clients and counterparties to develop secure transmission capabilities, but it does not have, and may be unable to put in place, secure capabilities with all of these constituents, and it may not be able to ensure that these third parties have appropriate controls in place to protect the confidentiality of such information.

While ABH has established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, ABH outsources certain aspects of its data processing to certain third-party providers. If its third-party providers encounter difficulties, or if it has difficulty in communication with them, its ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

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

Our board of directors has the power to issue additional shares of common or preferred stock without stockholder approval. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders will be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. In addition, as of September 22, 2015, we had issued and outstanding options and warrants that may be exercised into 14,599,204 shares of common stock, 9,000,000 shares of Series A Convertible Preferred Stock and 51 shares of Series A-1 Convertible Preferred Stock that may be converted into 54,000,306 shares of common stock, outstanding principal convertible notes totaling $1,488,487 (excludes ABH’s convertible notes of $2,371,545 which are not convertible into our common stock) and accrued interest payable of $417,338 (excludes accrued interest for ABH convertible notes) which together may be converted into shares of common stock (subject to 4.99-9.99% beneficial ownership limitations and a limit of a total of 20,000,000 authorized shares) at a maximum conversion cap rate of $.02 per share. Actual conversion prices are subject to certain discounts from market prices as the stock prices change daily and have been significantly less than the $.02 price, resulting in a possible calculation to reach the maximum authorized amount of 20,000,000,000 common shares. The Series A and A-1 Preferred Stock vote with the common stock on an as converted basis. Pursuant to the terms and conditions of our outstanding Series A and Series A-1 Preferred Stock, the conversion rate and the voting rights of the Series A and A-1 will not adjust as a result of any reverse stock split. Further, the authorized but unissued Series A will not adjust as a result of any reverse split. As a result, in the event of a reverse split of our common stock, the voting power would be concentrated with the Series A holder.

Further, if we issue any additional common stock or securities convertible into common stock, such issuance will reduce the proportionate ownership and voting power of each other stockholder diluting each stockholder. In addition, such stock issuances might result in a reduction of the book value of our common stock.

Because we do not have an audit or compensation committee, shareholders will have to rely on our President, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our Chief Executive Officer and Chief Financial Officer. An independent audit committee plays a crucial role in the corporate governance process, assessing our processes relating to our risks and control environment, overseeing financial reporting, and evaluating internal and independent audit processes. The lack of an independent audit committee may prevent the Board from being independent from our management in their judgments and decisions and their ability to pursue the responsibilities of an audit committee without undue influence. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified, independent directors, the management of our business could be compromised. Our lack of an independent compensation committee presents the risk that our executive officers on the Board may have influence over his personal compensation and benefits levels that may not be commensurate with our financial performance.

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•      that a broker or dealer approve a person’s account for transactions in penny stocks; and

•      the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•      In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

o      obtain financial information and investment experience objectives of the person; and

o      make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•         sets forth the basis on which the broker or dealer made the suitability determination; and

•         that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our shares of common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

If an active market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. The SEC has recently adopted amendments to Rule 144, which became effective on February 15, 2008 and applies to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we have been current with the Exchange Act periodic reporting requirements for at least twelve months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 1,263,374 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•      Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•      Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•      “Boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•      Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•      The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

We do not expect to pay dividends to holders of our common stock in the foreseeable future. As a result, holders of our common stock must rely on stock appreciation for any return on their investment.

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada General Corporation Law, however, does prohibit us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution. We have not declared any dividends since our inception, and we do not plan to declare any dividends on our common stock in the foreseeable future. Accordingly, holders of our common stock will have to rely on capital appreciation, if any, to earn a return on their investment in our common stock.

We may issue shares of preferred stock in the future that may adversely impact the right of holders of our common stock.

As of the date of this Report, our Articles of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock, of which 14,999,949 shares have been designated as shares of Series A, 51 shares have been designated as Series A-1 and 100,000 shares have been designated as Series C. Accordingly, our Board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our Board of Directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, the rights of holders of common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock. To date, our investors in the Series A Preferred Convertible Preferred Stock have waived their dividends which we were obligated to pay to them. There is no guarantee going forward that they will waive these dividends in the future. If so, the number of shares issued may be materially dilute your investment.

A substantial number of our shares are available for sale in the public market, and sales of those shares could adversely affect our stock price and our ability to obtain financing.

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 1,161,193,362 shares of common stock outstanding as of March 31, 2015 of which 1,161,162,792 shares are held by non-affiliates. Further, we have outstanding convertible notes in the face value of $6,208,842 (excludes ABH notes) which may be converted into 388,227,593 shares of common stock at a maximum conversion price of $.02. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

EFFECTS OF INFLATION

We believe that inflation has not had any material effect on our net sales and results of operations.

ITEM 8 – FINANCIAL STATEMENTS

The consolidated financial statements for the years ended March 31, 2015 and 2014 are contained on Pages F-1 to F-36 which follows.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the year ended March 31, 2015.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal controls over financial reporting, management determined that there were control deficiencies as of the year ended March 31, 2015 that constituted material weaknesses, as described below.

* We have noted that there may be an insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

* We do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members and an independent audit committee financial expert, is an important entity-level control over the Company’s financial statements. Currently, the Board does not have sufficient independent directors to form such an audit committee. Also, the Board of Directors does not have an independent director with sufficient financial expertise to serve as an independent financial expert.

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

Remediation Efforts to Address Deficiencies in Internal Control over Financial Reporting

As a result of the findings from the evaluation conducted of the effectiveness of our internal control over financing reporting as set forth above, we intend to take practical, cost-effective steps in implementing internal controls, including the following remedial measures, some of which have already been taken:

* Interviewing and potentially hiring outside consultants that are experts in designing internal controls over financial reporting based on criteria established in Internal Control-Integrated Framework issued by COSO.

* we have hired an outside consultant to assist with controls over the review and application of derivatives to ensure accounting in conformity with generally accepted accounting principles.

* The Board of Directors to consider nominating an audit committee and audit committee financial expert, which may or may not consist of independent members as funds allow.

Due to inadequate financing, we have not hired any outside experts to design additional internal controls over financial reporting or recommended a new board director that is a financial expert.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers as of March 31, 2014 are as follows. Our directors serve until their successors are elected and qualified.

Name of Officer and Age		Position with the Company	Year Appointed
Roy Warren	59	Chairman, Chief Executive Officer and President	2007
Michael Edwards	55	Director	2007
H. John Buckman	69	Director	2007
Tommy Kee	66	Chief Financial Officer	2007/ 2010*

* Mr. Kee resigned as CFO in July 2009 but rejoined the Company in April 2010.

The experience and background of the Company’s directors, executive officers and significant employees follow:

Mr. Roy Warren – Chairman, Chief Executive Officer and President since September, 2007

Mr. Warren serves as our Chairman of the Board, Chief Executive Officer and President.  As Chief Executive Officer, Mr. Warren provides overall company leadership and strategy.  Mr. Warren also serves as a director of our wholly owned subsidiary, Attitude Drink Company, Inc.  For 15 years from 1981 through 1996, Mr. Warren was in the securities brokerage industry.  During those years, Mr. Warren acted as executive officer, principal, securities broker and partner with brokerage firms in Florida, most notably Kemper Financial Companies, Alex Brown & Sons and Laffer Warren & Company.  From 1999 to 2007, Mr. Warren was Chief Executive Officer of Bravo! Brands, Inc, in Florida, a public company which was a beverage brand-development company, similar to Attitude Drinks Incorporated. This experience in the beverage industry as well as with a public company led to the conclusion that he should serve as a director of the Company. Mr. Warren is also the Chief Executive Officer and a director of HVWC.

Mr. Michael Edwards – Director since 2007

Mr. Edwards has served on the Board of Directors since 2007.  He currently is the sole proprietor of a chain of automobile car washes in Martin County, Florida which he has owned over seven years.  Prior to this, he served as Chief Revenue Officer for Bravo! Brands, Inc. for over five years in which he led the sales team force for introduction and sales of the company’s various developed beverage brands and products. This expertise in the development and sales of beverage products led to the conclusion that he should serve as a director of the Company.  Prior to that time, he worked for 5 years in beverage marketing research for Message Factors, Inc., a Memphis, Tennessee marketing research firm.  Mr. Edwards has a BS degree from Florida State University in Management and Marketing and spent 13 years in the banking industry, leaving CitiBank to join Message Factors in 1995.

Mr. H. John Buckman – Director since 2007

Mr. Buckman has served on the Board of Directors since 2007.  He is a principal and majority shareholder of Buckman, Buckman and Reid, a licensed broker-dealer co-founded by Mr. Buckman in 1988.  Mr. Buckman also joined the Board of Center for Vocational Rehabilitation (CVR) in 1994 and was a member for ten years.  Presently, Mr. Buckman is President of the Board of Directors for Asian Youth Ministries in New Jersey. His many years of broker-dealer experience, which provide valuable direction in the Company’s interactions in the securities market as well as his management and director experience, supports his role as director of the Company.

Mr. Tommy Kee –Chief Financial Officer since 2007

Tommy Kee joined our company in November, 2007 as Chief Financial Officer.  Mr. Kee was previously the Chief Accounting Officer of Bravo! Brands, Inc.  He graduated with an MBA from the University of Memphis and a BS degree in accounting from the University of Tennessee.  Before joining us, he served for several years as CFO for Allied Interstate, Inc. in the West Palm Beach area.  Prior to that, Mr. Kee served as CFO and Treasurer for Hearx Ltd. a West Palm Beach, Florida public company.  He also served 18 years as International Controller and Financial Director with the Holiday Inns Inc. organization in Memphis and Orlando.  Mr. Kee gave his letter of resignation as CFO, effective July 10, 2009 but rejoined the Company in April, 2010. Mr. Kee also serves as the Chief Financial Officer of HVWC.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of the appropriate Forms 3, 4 and 5 and any amendments to such forms filed pursuant to Section 16(a) during the most recent fiscal year, there are no late filings.

Code of Ethics

On May 14, 2009, the Board of Directors approved and ratified a Code of Ethics that is applicable to all directors, officers and employees.  A copy of the Code of Ethics was attached an Exhibit 14 in the Form 10-K/A-2 that was filed for the fiscal year that ended March 31, 2009. The Code of Ethics is also available for review on our website at www.attitudedrinks.com.  Furthermore, a copy of the code is available to any person free of charge upon request by writing to our company at 11231 U.S. Highway 1, #201, North Palm Beach, Florida 33408.

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

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned during the last two fiscal years by our executive officers as well as any unpaid compensation for the applicable years with the company.  Please note that the company did not have sufficient capital to make regular compensation payments to these officers, and unpaid amounts have been accrued and reflected as expense:

								Change in
								Pension
								Value &
							Non-equity	Nonqualified
			Earned			(e)	Incentive	Deferred	(g)
	Principal		Salary /		Stock	Option	Plan Comp.	Comp.	All Other
Name	Position	Year	Consulting $	Bonus $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
Roy Warren (f)	CEO	2015 (a)	$220,373	$—	$—	$—	$—	$—	$5,981	$226,354
Roy Warren (f)	CEO	2014 (b)	$220,373	$—	$—	$1,350	$—	$—	$13,459	$235,182

Tommy Kee (f)	CFO	2015 (c)	$173,644	$—	$—	$—	$—	$—	$1,685	$175,329
Tommy Kee (f)	CFO	2014 (d)	$173,644	$—	$—	$4,877	$—	$—	$6,760	$185,281

(a) For the year ended March 31, 2015, Roy Warren, CEO, earned a salary of $208,373 plus annual director’s fees of $12,000 for a total of $220,373. His base salary is accrued at the same $208,373 amount, although there is no assurance the Company will have sufficient capital to pay this amount. Of the total $220,373 amount, a total amount of $95,252 has not been paid.

(b) For the year ended March 31, 2014, Roy Warren, CEO, earned an income of $208,373 plus annual director’s fees of $12,000 for a total of $220,373. His base salary is accrued at the same $208,373 amount, although there is no assurance the Company will have sufficient capital to pay this amount. Of the total $220,373 amount, a total amount of $71,079 has not been paid.

(c) For the year ended March 31, 2015, Tommy Kee, CFO, earned an annual base salary of $173,644 which is the same amount that is used for his accrual. There is no assurance the Company will have sufficient capital to pay this amount. Of the total earned amount of $173,644, a total amount of $130,519 has not been paid.

(d) For the year ended March 31, 2014, Tommy Kee, CFO, earned an annual base salary of $173,644 which is the same amount that is used for his accrual. There is no assurance the Company will have sufficient capital to pay this amount. Of the total earned amount of $173,644, a total of $125,289 has not been paid.

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

(f) Neither executive has an employment or a consulting agreement. The Company intends to pay accrued but unpaid amounts either by conversions of certain past due amounts into the Company’s common stock and/or cash once the Company’s fundings and financial position will allow such payments. Since we were not able to consistently make salary payments to these two named executives, we had to treat some of these payments as consulting fees.

(g) All other compensation figures represent company paid medical insurance for the above named executives.

Outstanding Equity Awards at March 31, 2015:

		Option Awards					Stock Awards
Equity
								Equity	Incentive
								Incentive	Plan Awards:
			Equity					Plan Awards:	Market or
			Incentive Plan				Market	Number	Payout Value
			Plan Awards:			Number of	Value of	of Unearned	of Unearned
	Number of	Number of	Number of			Shares or	Shares of	Shares, Units	Shares
	Securities	Securities	Securities			Units of	Units of	or Other	Units or
	Underlying	Underlying	Underlying			Stock That	Stock That	Rights That	Other Rights
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	That Have
	Options #	Options #	Unearned	Exercise	Expiration	Vested	Vested	Vested	Not Vested
Name	Exercisable	Unexercisable	Options #	Price $	Date	#	$	#	$
Roy Warren, CEO (a) (c)	500,000	500,000	—	(d)	(d)	—	$ —	—	$ —
Tommy Kee, CFO (b)	1,817,739	1,817,739	—	(e)	(e)	—	$ —	—	$ —

Total	2,317,739	2,317,739	—			—	$ —	—

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

Director Compensation Table

(a)
		Fees			Non-equity	Nonqualified
		Earned or			Incentive	Deferred
		Paid In	Stock	Option	Plan Comp.	Comp.	All Other
Name	Year	Cash $	Awards $	Awards $	$	Earnings $	Comp. $	Total $
H. John Buckman (b )	2015	$ 12,000	$ —	$ —	$ —	$ —	$ —	$ 12,000
	2014	$ 12,000	$ 1,350	$ —	$ —	$ —	$ —	$ 13,350
Mike Edwards ( c )	2015	$ 12,000	$ —	$ —	$ —	$ —	$ —	$ 12,000
	2014	$ 12,000	$ 1,350	$ —	$ —	$ —	$ —	$ 13,350

Roy G. Warren, CEO, is the Chairman of the Board of Directors. His director compensation is reported in the Summary Compensation Table.

(a) Each above director is compensated $1,000 per month for their role as directors; however, no cash payments have been made for the year ended March 31, 2015. Roy G. Warren is the only non-independent director. The Company intends to pay these past due amounts either by issuing shares of the Company’s common stock and/or cash once the Company’s financial position will allow such payments. Total past due director fees are $78,000 for H. John Buckman and $74,792 for Mike Edwards.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our company’s common stock as of September 25, 2015 as to:

•     each person known to beneficially own more than 5% of our issued and outstanding common stock

•     each of our directors

•     each executive officer

•     all directors and officers as a group

Except as otherwise noted, the named beneficial owners have direct ownership of the stock and have sole voting and investment power with respect to the shares shown:

Beneficial Owners

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner (1)	of Beneficial Ownership (1)	Class (2)
Common	Alpha Capital Anstaldt (3)	1,309,117,178	9.99%
	Pradafant 7
	9490 Furstentums
	Vaduz, Lichetenstein

Common	Southridge Partners II LP (3)	596,930,978	9.99%
	90 Grove Street, Suite 206
	Ridgefield, Connecticut 06877

Common	Roy G. Warren (4)	2,480,116,908	51.55%
	712 U.S. Highway 1, Suite 200
	North Palm Beach, Florida 33408

(1)   Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2)   Percentage calculated from base of 2,330,565,835 shares of common stock outstanding at September 25, 2015 plus for each person shares subject to convertible debt, convertible accrued interest, or preferred stock currently exercisable or convertible within 60 days of September 25, 2015 that are deemed outstanding for computing the percentage of the person holding such convertible instrument but are not deemed outstanding for computing the percentage of any other person.

(3)  This owner is contractually limited to a beneficial ownership of our equity not to exceed 9.99%. Equity listed consists of common stock, convertible notes, convertible accrued interest and convertible preferred stock. Alpha’s total relates to Series C Convertible Preferred Stock, and Southridge’s total relates mainly to Series C Convertible Preferred Stock and some convertible notes payable.

(4)   Equity listed consists of common stock, preferred stock and stock options to purchase common stock. Due to the Company’s stockholders’ deficit, conversion of the Series A and A-1 convertible preferred stock cannot be converted at this time. Mr. Warren also owns 269 shares of Series C Convertible Preferred Stock which cannot be converted 60 days from September 25, 2015 as he must hold the preferred stock for six months of holding per Rule 144 before doing any conversions due to salary treatment. His total includes voting rights for 2,425,586,666, Series A Convertible Preferred Stock for 54,000,000, common stock for 30,242 and stock options for 500,000.

Management Owners

	Name and Address of	Amount and Nature	Percent of
Title of Class	Beneficial Owner (1)	of Beneficial Ownership (1)	Class (1)
Common	Roy G. Warren (2)	2,480,116,908	51.55%
712 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Common	Tommy Kee (3)	1,817,741 (3)	Less than 1%
712 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Common	H. John Buckman (4)	500,324 (4)	Less than 1%
712 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Common	Mike Edwards (5)	500,002 (5)	Less than 1%
712 U.S. Highway 1, Suite 200
North Palm Beach, Florida 33408

Common	Executive officers and directors as a group	2,482,934,975	51.58%

(1)     Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days of September 25, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)     The total amount includes 30,242 shares of common stock, 500,000 non-qualified stock options and 54,000,000 shares of common stock from the potential conversion of 9,000,000 Series A Preferred Stock and 51 shares of Series A-1 Preferred Stock having voting rights for 2,425,586,666.

(3)     Represents 1,817,739 non-qualified stock options and 2 shares of common stock. Mr. Kee also owns 371 shares of Series C Convertible Preferred Stock which cannot be converted 60 days from September 25, 2015 as he must hold the preferred stock for six months of holding before doing any conversions.

(4)     Includes 324 shares of common stock and 500,000 non-qualified stock options.

(5)     Represents 2 shares of common stock and 500,000 non-qualified stock options.

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

H. John Buckman is a board director of the company and is a debt holder of the company of a note payable at the face value of $55,000.  He also received 21 shares of restricted stock that related to this note payable, 3 shares of restricted stock for being a Director and 300 shares of restricted stock for his services related to a November 2009 financing (total of 324 shares of restricted stock). He also received 500,000 non-qualified stock options at an exercise price of $.004 with full vestment as the life of the stock options is five (5) years.

Director Independence

H. John Buckman and Mike Edwards are independent directors as defined by Rule 10A-3 of the Exchange Act under NASDAQ rules. Roy G. Warren is not independent as he is an officer of the Company.

Attitude Beer Holding Co.

On April 21, 2015, ABH was sold to HVWC. As part of the sale, we received 87,990,000 shares of HVWC resulting in us being the majority owner of the common shares of HVWC. See Part 1, Item 1 under the section of “Recent Developments and Change in Business Model” for more information.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the year ended March 31, 2015 for professional services rendered by the principal accountant for the review of financial statements included in our Form 10-Q’s were approximately $20,000. We have accrued expected audit fees for the year ended March 31, 2015 in the amount of $45,000.  Total audit fees for the previous year ended March 31, 2014 were approximately $36,000.

Audit Related Fees

None.

Tax Fees

None

All Other Fees

None

Audit Committee Pre-Approval Policies

The Company does not have an audit committee and therefore the board considers and has approval authority over all engagements of the independent auditors. All of the engagements resulting in the fees disclosed above for fiscal 2014-2015 were approved by the Chairman of the Board prior to the engagement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

Consolidated Balance Sheet

Consolidated Statement of Operations

Consolidated Statement of Stockholders’ Deficit

Consolidated Statement of Cash flows

2. Exhibits

The exhibits listed in the Exhibit Index are incorporated herein by reference and are filed as part of this Form 10-K,

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(2)(1)	Agreement and Plan of Merger dated September 14,2007	(1)
(3)(1)(i)	Restated Certificate of Incorporation	(1)
(3)(1)(ii)	Certificate of Amendment to Certificate of Incorporation	(5)
(3)(1)(iii)	Certificate of Amendment to Certificate of Incorporation	(6)
(3)(1)(iv)	Certificate of Amendment to the Certificate of Incorporation	(11)
(3)(1)(iv-2)	Certificate of Amendment to the Certificate of Incorporation	(13)
(3)(1)(v)	Certificate of Amendment to the Certificate of Incorporation	(16)
(3)(2)	Amended and Restated Bylaws	(1)
(4)(1)	Certificate of Designation of the Series A Convertible Preferred	(1)
(4)(1)(i)	Certificate of Designation of the Relative Rights and
	and Preferences of the Series A Convertible Preferred	(12)
(4)(2)	Form of Common Stock Certificate	(1)
(4)(6)	Certificate of Amendment to the certificate of Designation of the Series A
	Convertible Preferred Stock	(3)
(10)(1)	Sublicense Agreement, Termination Agreement, Promissory Note with
	Nutraceutical Discoveries, Inc. - August, 2008 and February, 2010	(7)
(10)(2)	Manufacturing Agreement dated December 16, 2008 with O-AT-KA
	Milk Products Cooperative, Inc.	(2)
(10)(3)	Intentionally left blank
(10)(4)	Form of Note with previous Landlord dated January 26, 2011	(8)
(10)(5)	Form of Promissory Note dated October 7, 2011 (Alpha)	(9)
(10)(6)	Form of Promissory Note dated October 7, 2011 (Centaurian)	(9)
(10)(7)	Form of Promissory Note with conversion rights November 3, 2011	(9)
(10)(8)	Form of Promissory Note dated December 1, 2011 (Centaurian)	(10)
(10)(9)	Form of Promissory Note dated December 1, 2011 (Alpha)	(10)
(10)(10)	Form of Note dated December 28, 2011 (Alpha)	(10)
(10)(10) ii	Certificate of Amendment to the Certificate of Incorporation May 1, 2012	(11)
(10)(11)	Amendment to the Certificate of Designation of the Relative Rights and
	Preferences of the Series A Convertible Preferred Stock January 9, 2013	(15)
(10)(12)	Submission of Matters to a Vote of Security Holders to Approve Increase in
	Authorized Shares for Common Stock to Twenty Billion Shares and to
	Decrease Par Value of Common Stock and Preferred Stock from $.001
	to $.00001 plus Ratification of the 2013 Equity Incentive Plan-January 29, 2013	(14)
(10)(13)	Certificate of Amendment of Certificate of Incorporation January 30, 2013	(15)
(10)(14)	Form of New Office Lease Agreement, Commencing February 1, 2013	(14)
(10)(15)	Allonge No. 8 dated April 11, 2013 to Secured Note Issued February 22, 2013	(18)
(10)(16)	Form of Exchange Agreement (Surrendered Notes) February 21, 2013	(18)
(10)(17)	Form of Exchange Agreement (Surrendered Warrants) February 21, 2013	(18)
(10)(18)	Form of Consolidated Note at February 21, 2013	(18)
(10)(19)	Convertible Note for Services Provided at February 21, 2013	(18)
(10)(20)	Promissory Note March 1, 2013	(18)
(10)(21)	Promissory Note April 1, 2013	(18)
(10)(22)	Submission of Matters to a Vote of Security Holders on April 30, 2013 that
	Approved the Amendment of the Company’s Certificate of Incorporation to
	Effect a Reverse Stock Split of a ratio of One-For-500 Subject to Regulatory
	Approval (to be effective July 1, 2013)	(17)

(10)(23)	Promissory Note May 1, 2013	(18)
(10)(24)	Promissory Note June 1, 2013	(18)
(10)(25)	Allonge No. 9 dated June 5, 2013 to Secured Note Issued February 22, 2013	(18)
(10)(26)	Assignment and Escrow Agreement June 5, 2013	(18)
(10)(27)	Promissory Note June 7, 2013	(18)
(10)(28)	Allonge No. 10 dated June 21, 2013 to Secured Note Issued February 22, 2013	(18)
(10)(29)	Promissory Note July 1, 2013	(18)
(10)(30)	Debt amendments for extension of maturity dates to December 31, 2014	(18)
(10)(31)	Allonge No. 11 dated July 23, 2013 to Secured Note Issued February 22, 2013	(19)
(10)(32)	Promissory Note August 1, 2013	(19)
(10)(33)	Allonge No. 12 dated August 8, 2013 to Secured Note Issued February 22, 2013	(19)
(10)(34)	Promissory Note September 1, 2013	(20)
(10)(35)	Form of Approval of Grant of Stock Options at September 13, 2013	(20)
(10)(36)	Allonge No. 13 dated September 18, 2013 to Secured Note Issued February 22, 2013	(20)
(10)(37)	Promissory Note October 1, 2013	(20)
(10)(38)	Allonge No. 14 dated October 28, 2013 to Secured Note Issued February 22, 2013	(20)
(10)(39)	Promissory Note November 1, 2013	(20)
(10)(40)	Allonge No. 15 dated November 15, 2013 to Secured Note Issued February 22, 2013	(20)
(10)(41)	Promissory Note December 1, 2013	(20)
(10)(42)	Form of Promissory Notes between December 23 and 24, 2013	(20)
(10)(43)	Promissory Note January 1, 2014	(20)
(10)(44)	Promissory Note February 1, 2014	(20)
(10)(45)	Allonge No. 16 dated February 11, 2014 to Secured Note Issued February 22, 2013	(20)
(10)(46)	Promissory Note March 1, 2014	(20)
(10)(47)	Form of Promissory Note March 24, 2014	(21)
(10)(48)	Promissory Note April 1, 2014	(23)
(10)(49)	Promissory Note April 30, 2014	(23)
(10)(50)	Promissory Note May 1, 2014	(23)
(10)(51)	Allonge No. 17 dated May 2, 2014 to Secured Note Issued February 22, 2013	(23)
(10)(52)	Convertible Note dated May 13, 2014 issued to LG Capital Funding LLC	(23)
(10)(53)	Promissory Note June 1, 2014	(23)
(10)(54)	Form of Promissory Note dated June 11, 2014 - four investors	(23)
(10)(55)	Promissory Note July 1, 2014	(23)
(10)(56)	Allonge No. 18 dated July 11, 2014 to Secured Note Issued February 22, 2013	(23)
(10)(57)	Promissory Note July 31, 2014	(23)
(10)(58)	Promissory Note August 1, 2014	(23)
(10)(59)	Promissory Note August 21, 2014	(23)
(10)(60)	Promissory Note August 29, 2014	(23)
(10)(61)	Promissory Note September 1, 2014	(23)
(10)(62)	Promissory Note September 17. 2014	(23)
(10)(63)	Form of Promissory Note September 30. 2014 - two investors	(23)
(10)(64)	Promissory Note October 1, 2014	(23)
(10)(65)	Promissory Note November 1, 2014	(23)
(10)(66)	Promissory Note November 19, 2014	(23)
(10)(67)	Promissory Note December 1, 2014	(23)
(10)(68)	Certificate of Incorporation Attitude Beer Holding Co. December 1, 2014	(28)
(10)(69)	Class A Common Stock Purchase Warrant-Attitude Drinks Incorporated	(22)
(10)(70)	Form of Convertible Note	(22)

(10)(71)	Non-Circumvention-No-Shop Agreement	(22)
(10)(72)	Confidentiality, Non-solicitation and Noncompetition Agreement	(22)
(10)(73)	West Hartford WOB, LLC Amended & Restated Operating Agreement	(22)
(10)(74)	Joint Venture Agreement	(22)
(10)(75)	Form of Secured Convertible Note-Attitude Beer Holding Co.	(22)
(10)(76)	ABH Notes and Warrants Face Pages December 24, 2014	(28)
(10)(77)	Escrow Agreement	(22)
(10)(78)	Form of Class A Common Stock Purchase Warrant-Attitude Beer Holding Co.	(22)
(10)(79)	Guaranty	(22)
(10)(80)	Form of Security Agreement	(22)
(10)(81)	Securities Purchase Agreement	(22)
(10)(82)	Promissory Note dated December 19, 2014	(23)
(10)(83)	Convertible Note dated December 19, 2014	(23)
(10)(84)	Lease Agreement West Hartford, Connecticut	(28)
(10)(85)	Promissory Note January 1, 2015	(23)
(10)(86)	Form of Convertible Note January 14, 2015	(23)
(10)(87)	Form of Convertible Note and Class A Purchase Warrant dated January 23, 2015	(23)
(10)(88)	ABH Notes and Warrants Face Pages January 23, 2015	(28)
(10)(89)	Promissory Note dated February 1, 2015	(23)
(10)(90)	ABH Notes and Warrants Face Pages February 24, 2015	(28)
(10)(91)	Promissory Note dated March 1, 2015	(25)
(10)(92)	Promissory Note dated March 5, 2015	(25)
(10)(93)	Promissory Note dated March 13,2015	(25)
(10)(94)	Promissory Note dated March 19, 2015	(25)
(10)(95)	ABH Notes and Warrants Face Pages March 24, 2015	(28)
(10)(96)	Promissory Note dated March 26, 2015	(25)
(10)(97)	Promissory Note dated April 1, 2015	(25)
(10)(98)	Promissory Note dated April 3, 2015	(25)
(10)(99)	Promissory Note dated April 17, 2015	(25)
(10)(100)	Certificate of Designations of Series B Convertible Preferred Stock of Harrison	(24)
	Vickers and Waterman Inc. as Exhibit 4.1 to the Company’s Form 8-K filed on
	April 27, 2015
(10)(101)	Warrant issued to Attitude Drinks Incorporated as Exhibit 4.2 to the	(24)
	Company’s Form 8-K filed on April 27,2015
(10)(102)	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt as Exhibit 4.3	(24)
	to the Company’s Form 8-K filed on April 27,2015
(10)(103)	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC as Exhibit 4.4	(24)
	to the Company’s Form 8-K filed on April 27, 2015
(10)(104)	Additional Investment Right issued to Alpha Capital Anstalt as Exhibit 4.5	(24)
	to the Company’s Form 8-K filed on April 27,2015
(10)(105)	Additional Investment Right issued to Tarpon Bay Partners LLC as Exhibit 4.6	(24)
	to the Company’s Form 8-K filed on April 27,2015
(10)(106)	Asset Purchase Agreement dated as of April 21, 2015 by and between Harrison	(24)
	Vickers and Waterman Inc., Attitude Drinks Incorporated, Alpha Capital Anstalt and
	Tarpon Bay Partners LLC as Exhibit 10.1 to the Company’s From 8-K filed on
	April 27, 2015.

(10)(107)	Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks Incorporated	(24)
	and Tarpon Bay Partners LLC as collateral agent on behalf of Alpha Capital Anstalt
	and Tarpon Bay Partners LLC as exhibit 10.2 to the Company’s Form 8-K filed on
	April 27, 2015.
(10)(108)	Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman	(24)
	Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners
	LLC as collateral agent as Exhibit 10.3 to the Company’s Form 8-K on April 27, 2015
(10)(109)	Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co. for the	(24)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.4 to the
	Company’s Form 8-K filed on April 27,2015
(10)(110)	Guaranty dated as of April 21, 2015 entered into by Attitude Drinks Incorporated for the	(24)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.5 to the
	Company’s Form 8-K filed on April 27,2015
(10)(111)	Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding	(24)
	Co., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners
	as exhibit 10.6 to the Company’s Form 8-K filed on April 27, 2015
(10)(112)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(24)
	Attitude Drinks Incorporated as exhibit 10.7 to the Company’s Form 8-K on April
	27, 2015
(10)(113)	A Warrant issued to Alpha Capital Anstalt as exhibit 99.1 to the Company’s Form	(24)
	8-K on April 27, 2015
(10)(114)	Series A Warrant issued to Tarpon Bay Partners LLC as exhibit 99.2 to the Company’s	(24)
	Form 8-K on April 27, 2015
(10)(115)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(24)
	Alpha Capital Anstalt as exhibit 99.3 to the Company’s Form 8-K on April 27, 2015
(10)(116)	Promissory Note dated April 24, 2015	(25)
(10)(117)	Promissory Note dated May 1, 2015	(25)
(10)(118)	Promissory Note dated May 1, 2015	(25)
(10)(119)	Promissory Note dated May 1, 2015	(25)
(10)(120)	Promissory Note dated May 15, 2015	(25)
(10)(121)	Promissory Note dated June 1, 2015	(26)
(10)(122)	Promissory Note dated May 22, 2015		X
(10)(123)	Promissory Note dated May 29, 2015		X
(10)(124)	Operating Agreement with Milford Craft, LLC May 29, 2015		X
(10)(125)	Promissory Note dated July 1, 2015		X
(10)(126)	Convertible Note for Harrison, Vickers and Waterman dated July 29, 2015		X
(10)(127)	Class A Common Stock Purchase Warrant for Harrison Vickers and Waterman 7/29/15		X
(10)(128)	2015 Stock Incentive Plan August 12, 2015 Attitude Drinks Incorporated	(29)
(10)(129)	Corrected Restated Certificate of Incorporation July 31, 2015	(30)
(10)(130)	Certificate of Amendment to the Certificate of Designations, Powers, Preferences and	(30)
	Rights of Series A Convertible Preferred Stock August 7, 2015
(10)(131)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock August 7, 2015	(30)
(10)(132)	Promissory Note dated August 1, 2015		X
(10)(133)	Form of Promissory Notes Warrant August 18, 2015	(31)
(10)(134)	Form of Promissory Notes Additional Investment Right August 18, 2015	(31)
(10)(135)	Form of Accrued Salary Warrant August 18, 2015	(31)
(10)(136)	Form of Accrued Salary Additional Investment Right August 18, 2015	(31)
(10)(137)	Form of Promissory Notes Exchange Agreement August 18, 2015	(31)

(10)(138)	Form of Accrued Salary Exchange Agreement August 18, 2015	(31)
(10)(139)	Promissory Note dated September 1, 2015		X
(10)(140)	Approval to file Amendment of Articles of Incorporation for Harrison, Vickers	(32)
and Waterman Inc. to increase authorized shares of common stock from
2,000,000,000 to 7,500,000,000
(10)(141)	Approval to file Amendment of Articles of Incorporation for Harrison, Vickers	(32)
and Waterman, Inc. to change the name to Attitude Beer, Inc.
(10)(142)	Approval to adopt the 2015 Stock Incentive Plan of Harrison, Vickers and Waterman Inc.	(32)
(14)	Code of Ethics	*
(21)	Subsidiaries of Registrant		X
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002		X
101.INS	XBRL Instance Document		X
101.SCH	XBRL Taxonomy Extension Schema Document		X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document		X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document		X
101.LAB	XBRL Taxonomy Extension Label Linkbase		X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		X

* previously filed with the Commission on August 14, 2009 as an exhibit to Form 10K (SEC Accession Number 0001213900-09-002104)

(1) previously filed with the Commission on April 11, 2008 as an exhibit to Form S-1/A (SEC Accession Number 0001144204-08-021783)
(2) previously filed with the Commission on March 5, 2009 as Exhibit 10.18 to Form 10-Q (SEC Accession Number 0001213900-09-0005)
(3) previously filed with the Commission on November 23, 2009 as Exhibit 4.6 to Form 10-Q (SEC Accession No. 0001213900-09-003372)
(4) previously filed with the Commission on May 25, 2010 as Exhibit 10.1 to Form S-8 (SEC Accession No. 0001213900-10-002206)
(5) previously filed with the Commission on July 14, 2010 as Exhibit 3(1)(ii) to Form 10-K (SEC Accession No. 0001213900-10-002857)
(6) previously filed with the Commission on July 7, 2010 as Exhibit 3.1 to Form 8-K (SEC Accession No. 0001213900-10-002769)
(7) previously filed with the Commission on April 21, 2011 as an exhibit to Form 10-K/A (SEC Accession No. 0001213900-11-002129)
(8) previously filed with the Commission on May 9, 2011 as an exhibit to Form 8-K/A (SEC Accession No. 0001213900-11-002409)
(9) previously filed with the Commission on November 21, 2011 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-11-006291)
(10) previously filed with the Commission on February 21, 2012 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-12-000838)
(11) previously filed with the Commission on July 13, 2012 as an exhibit to Form 10-K (SEC Accession No. 0001213900-12-003795)
(12 previously filed with the Commission on January 10, 2013 as an exhibit to Form 8-K (SEC Accession No. 0001213900-13-000118)
(13) previously filed with the Commission on January 28, 2013 as Appendix A to Definitive 14C (SEC Accession No. 0001213900-13-000370)
(14) previously filed with the Commission on January 30, 2013 as an item to Form 8-K (SEC Accession No. 0001213900-13-000407)
(15) previously filed with the Commission on February 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-000797)
(16) previously filed with the Commission on May 14, 2013 as Appendix A Definitive 14C (SEC Accession No. 0001213900-13-002476)

(17) previously filed with the Commission on July 1, 2013 as a Form 8-K (SEC Accession No. 0001213900-13-003367)
(18) previously filed with the Commission on July 15, 2013 as an exhibit to Form 10-K (SEC Accession No. 0001213900-13-0003610)
(19) previously filed with the Commission on August 19, 2013 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-13-004654)
(20) previously filed with the Commission on March 19, 2014 as an exhibit to Form 10-Q (SEC Accession No. 0001213900-14-001532)
(21) previously filed with the Commission on April 15, 2014 as an exhibit to From 10-Q (SEC Accession No. 0001213900-14-002397)
(22) previously filed with the Commission on December 31, 2014 as a Form 8-K (SEC Accession No. 0001144204-14-076573)
(23) previously filed with the Commission on February 13,2015 as a Form 10-K (SEC Accession No. 0001144204-15-009097)
(24) previously filed with the Commission on April 27, 2015 as a Form 8-K (SEC Accession No. 0001144204-15-025275)
(25) previously filed with the Commission on May 18, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-031872)
(26) previously filed with the Commission on June 12, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-036831)
(27) intentionally left blank
(28) previously filed with the Commissi8on on July 1, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001615774-15-001667)
(29) previously filed with the Commission on June 25, 2015 to Form DEF 14C (SEC Accession No. 0001615774-15-001595)
(30) previously filed with the Commission on August 12, 2015 as an exhibit to Form 8-K (SEC Accession No. 0001615774-15-002174)
(31) previously filed with the Commission on August 18, 2015 as an exhibit to Form 8-K (SEC Accession No. 0001615774-15-002293)
(32) previously filed with the Commission on August 18, 2015 under Harrison, Vickers and Waterman Inc. to Form DEF 14C (SEC Accession No. 0001615774-15-002284)

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

ATTITUDE DRINKS INCORPORATED (Registrant)
ATTITUDE DRINKS INCORPORATED

Date: September 28, 2015	By:	/s/ Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated,

Signature	Title

/s/ Roy G. Warren	President and Chief Executive Officer
Roy G. Warren
Name

/s/ Tommy E. Kee	Chief Financial Officer and Principal
Tommy E. Kee	Accounting Officer
Name

/s/ H. John Buckman	Director
H. John Buckman
Name

/s/ Mike Edwards	Director
Mike Edwards
Name

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARY

Scrudato & Co., PA
CERTIFIED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Attitude Drinks Incorporated

We have audited the accompanying consolidated balance sheet of Attitude Drinks Incorporated as of March 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Attitude Drinks Incorporated at March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Attitude Drinks Incorporated will continue as a going concern. As more fully described in Note 2, the Company had an accumulated deficit at March 31, 2015, a net loss and net cash used in operating activities for the fiscal year then ended. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Scrudato & Co., PA

Califon, New Jersey
September 23, 2015

7 Valley View Drive Califon, New Jersey 07830

Registered Public Company Accounting Oversight Board Firm

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	March 31, 2015	March 31, 2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$233,591	$20,615
Accounts receivable	4,478	1,422
Inventories less reserve for abandoned property of $2,339 and allowance for obsolescence of $90,000 at March 31, 2015 and allowance for obsolescence of $44,107 at March 31, 2014	112,797	30,090
Prepaid expenses	1,150	2,873
TOTAL CURRENT ASSETS	352,016	55,000

FIXED ASSETS, NET	1,013,141	25,491

OTHER ASSETS:
Capitalized pre-opening costs - World of Beer	204,059	—
Trademarks, net	4,537	4,834
Deposits and other assets	8,145	896
TOTAL OTHER ASSETS	216,741	5,730

TOTAL ASSETS	$1,581,898	$86,221

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,911,005	$1,667,615
Accrued liabilities	6,757,764	5,733,308
Derivative liabilities	1,868,857	1,993,393
Short-term bridge loans payable	115,000	115,000
Convertible notes payable	7,195,794	5,891,182
Less: Discount on convertible notes payable	(196,499)	(3,511,738)
Non-convertible notes payable	625,016	411,517
Loans payable -World of Beer Minority Owners	50,767	—
Loans payable to related parties	21,463	21,463
TOTAL CURRENT LIABILITIES	18,349,167	12,321,740

LONG TERM LIABILITIES:
Convertible notes payable	178,500	100,000
Minority interest	(3,391)	—
TOTAL LONG TERM LIABILITES	175,109	100,000

STOCKHOLDERS’ (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 1,161,193,362 and 181,714,134 shares issued and outstanding at March 31, 2015 and March 31, 2014, respectively	11,612	1,817
Additional paid-in capital	19,830,637	19,416,418
Deficit accumulated	(36,784,717)	(31,753,844)
TOTAL STOCKHOLDERS’ (DEFICIT)	(16,942,378)	(12,335,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,581,898	$86,221

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2015	2014

REVENUES:
Net revenues - World of Beer	$738,465	$—
Net revenues - Phase III	53,878	182,582
Food and beverage costs - World of Beer	(209,908)	—
Product and shipping costs	(154,999)	(164,639)
GROSS PROFIT	427,436	17,943

OPERATING EXPENSES:
Total salaries, taxes and employee benefits	911,012	883,306
Administrative consulting fees	322,462	312,500
Total general and administrative expenses	351,583	280,935
Administrative marketing and promotion expenses	25,555	52,659
Administrative professional and legal fees	17,251	196,071
Product development costs	6,600	5,205
Stock compensation expense	84	26,997
Depreciation and amortization	37,154	7,687
Total Operating Expenses	1,671,701	1,765,360

LOSS FROM OPERATIONS	(1,244,265)	(1,747,417)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(3,759,383)	1,535,402
Reserve for assets abandonment	(5,629)	—
Total Other Income (Expense)	(3,765,012)	1,535,402

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(5,009,277)	(212,015)
Minority interest	(21,596)	—
Provision for income taxes	—	—

NET INCOME (LOSS)	$(5,030,873)	$(212,015)

Basic income (loss) per common share	$(0.01)	$—

Diluted income (loss) per common share	$(0.01)	$—

Weighted average common shares outstanding - basic	625,605,503	102,827,957

Weighted average common shares outstanding - diluted	625,605,503	102,827,957

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, March 31, 2013	9,000,051	$90	18,414,546	$184	$18,686,258	$(31,541,829)	$(12,855,297)
Conversions of debt to common stock			163,299,588	1,633	703,163	—	704,796
Issuance of stock options					26,997	—	26,997
Net loss						(212,015)	(212,015)
Balance, March 31, 2014	9,000,051	$90	181,714,134	$1,817	$19,416,418	$(31,753,844)	$(12,335,519)
Conversions of debt to common stock			979,479,228	9,795	414,737	—	424,532
Issuance of warrants	—	—	—	—	(518)	—	(518)
Net loss						(5,030,873)	(5,030,873)
Balance, March 31, 2015	9,000,051	$90	1,161,193,362	$11,612	$19,830,637	$(36,784,717)	$(16,942,378)

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2015	2014

CASH FLOWS (USED) BY OPERATING ACTIVITIES:
Net loss	$(5,030,873)	$(212,015)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,154	7,685
Compensatory stock and warrants	84	26,997
Issuance of convertible notes for past due services	320,000	262,000
Bad debt expense	—	(16,007)
Fair value adjustment of convertible note	(185,817)	(3,359,968)
Reserve for abandoned assets	5,629	—
Amortization of debt discount	3,512,756	990,842
Minority interest	21,596	—
Changes in operating assets and liabilities:
Accounts receivable	(3,056)	41,677
Prepaid expenses and other assets	(5,526)	27,237
Inventories	(85,046)	71,631
Deferred revenue	—	—
Accounts payable and accrued liabilities	2,489,463	1,426,981
Net cash (used) in operating activities	1,076,364	(732,940)

CASH FLOWS (USED) BY INVESTING ACTIVITIES:
Purchase of equipment and fixed assets	(1,023,911)	(3,910)
Dividends to World of Beer minority owners	(24,500)	—
Capitalized pre-opening expenses - World of Beer	(207,944)	—
Trademarks	—	(455)
Net cash (used) in investing activities	(1,256,355)	(4,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable - World of Beer minority owners	50,767	—
Proceeds from convertible notes payable	146,200	715,000
Proceeds from short-term bridge loans payable	—	95,505
Proceeds from promissory notes	198,500	(60,000)
Other costs of financing	(2,500)	—
Net cash provided by financing activities	392,967	750,505

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	212,976	13,200

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	20,615	7,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$233,591	$20,615

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASHFLOWS (CONTINUED)

	Year	Year
	Ended	Ended
	March 31,	March 31,
	2015	2014

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for interest	$—	$—
Cash paid for taxes	$—	$—
Non-cash investing and financing activities:
Payment of financing fees with issuance of new notes payable	$—	$—
Payment of financing fees with common stock and warrants	$—	$—

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 –           Organization and Nature of Business:

Attitude Drinks Incorporated, a Delaware corporation, and subsidiaries (“the Company”) are engaged in the development and sale of functional beverages, primarily in the United States as well as during the year ended March 31, 2015 was engaged in the development and operations of World of Beer franchise locations, mainly in the New England area.

The Company’s fiscal year end is March 31. Its plan of operation during the next twelve months is to focus on the non-alcoholic single serving beverage business, developing and marketing products in two fast growing segments: sports recovery and functional dairy. In addition, ABH plans to open new World of Beer franchise locations based on available financing capital.

April 2015 Material definitive Agreement

On April 21, 2015, “HVWC” purchased ABH by entering into a Purchase Agreement (the “Purchase Agreement”), with the three original shareholders of Attitude Beer Holding Co., a Delaware corporation (“ABH”), namely, the Company, Alpha Capital Anstalt, a company organized under the laws of Liechtenstein (“Alpha”) and Tarpon Bay Partners LLC, a Florida limited liability company (“Tarpon Bay”), pursuant to which the shareholders sold to HVWC all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVWC. In consideration for the purchase of the shares of common stock of ABH, HVWC issued: (i) to Attitude Drinks, 51 shares of a newly created Series B Preferred Stock of HVWC (the “Series B Preferred Stock”) and a seven year warrant (the “B Warrant”) to purchase 5,000,000 shares of HVWC’s common stock, par value $.0001 per share (the “Common Stock”), at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, a secured convertible note due April 20, 2017 (the “Secured Convertible Note”) in the principal amount of $1,619,375 a seven year warrant (the “Alpha Warrant”), to purchase 1,295,500,500, shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an additional investment right (“AIR”) to purchase up to $3,750,000 in additional notes (the “AIR Note”) and corresponding warrants (“the “AIR Warrant”); and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,792, a seven year warrant (the “Tarpon Warrant”) to purchase 443,833,333 shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants.  In addition, Alpha acquired 32,300 shares of the HVWC’s Series A Preferred Stock (convertible into 32,300,000 shares of HVWC’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). The Company purchased 87,990,000 shares of HVWC’s Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). The Alpha Warrant and the Tarpon Warrant are collectively referred to herein as the “A Warrants” and the B Warrant and the A Warrants are collectively referred to herein as the “Warrants.”

In December 2014, ABH entered into a joint venture with New England World of Beer and together opened a 4,000 sq. foot tavern in West Hartford (“West Hartford WOB”), Connecticut that sells a selection of over 500 craft and imported beers along with tavern food and other spirits and cocktails. New England World of Beer holds franchise rights for all of Connecticut and Massachusetts. Similar taverns are currently open in 20 states, namely AL, AZ, CO, CT, FL, GA, IL, LA, MD, MI, NC, NJ, NY, OH, SC, TN, TX, VA, WA and WI.

Note 2 -            Going Concern and Management’s Plans:

As reflected in the accompanying consolidated financial statements, the Company has incurred accumulated operating losses of $36,784,717 and negative cash flows from operations and has a significant working capital deficiency in the amount of $16,942,378 at March 31, 2015. The Company has been dependent upon third party financing and will continue to depend on additional financing for at least the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Note 2 -            Going Concern and Management’s Plans (continued):

During 2016, the Company plans to file a registration statement to provide working capital as needed to increase operations and sales efficiencies through the need to implement sales and marketing programs to increase awareness of the Company’s products as well as to pay for slotting fees for certain retail channels of revenues. The Company plans to increase its sales, primarily by significantly increasing its sales force and partnering with new distributors, as well as offering new products in the next twelve months. The Company’s margins are expected to improve as a result of increased sales, expected economies of scale due to anticipated lower product costs based on increased volumes per production run and lower transportation costs from the expected shipment of full truck loads. However, the Company will work to reduce its dependency on third party financing during the next twelve months. There is no assurance that further funding will be available at acceptable terms, if at all, or that the Company will be able to achieve profitability. Ultimately, the Company’s ability to continue as a going concern is dependent upon the achievement of profitable operations. The accompanying financial statements do not reflect any adjustments that may result from the outcome of this uncertainty.

Note 3 -            Significant Accounting Policies:

(a)           Principles of Consolidation:

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc., and majority owned subsidiary, Attitude Beer Holding Co. All material intercompany balances and transactions have been eliminated as well as the recording of applicable minority interest transactions to eliminate minority ownerships implications including consolidation adjustments.

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

(c)            Business Segment and Geographic Information:

The Company currently operates in one dominant industry segment that it has defined as the sports-recovery drink industry. However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year. In addition, the Company’s subsidiary at the time opened its first World of Beer franchise location in Connecticut in late January, 2015, and ABH plans to open additional locations in the New England areas based on available financing capital.

(d)           Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(e)            Inventories:

Inventories, which consist of finished goods and raw materials, are stated at the lower of cost on the first in, first-out method or market. Further, the Company’s inventories are perishable. The Company estimates for each fiscal quarter any unsalable inventory reserves based upon a specific identification basis. The components of inventories as of March 31, 2015 and March 31, 2014 are below:

	March 31, 2015	March 31, 2014

World of Beer	$88,235	$—
Finished goods- Phase III	116,901	74,197
Less reserve for obsolescence	(90,000)	(44,107)
Less reserve for abandoned inventory	(2,339)	—

Total inventories	$112,797	$30,090

Note 3 -            Significant Accounting Policies (continued):

(f)            Fixed Assets:

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over a period of ten years for furniture and certain bar equipment, three years for corporate computer equipment and purchased software plus five years for World of Beer computer and point of sale systems. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Additions and betterments to property and equipment are capitalized. When assets are disposed of, the related cost and accumulated depreciation thereon are removed from the accounts, and any resulting gain or loss is included in the statement of operations. Leasehold improvements for the World of Beer location are depreciated over the life of the lease or twenty years. See footnote 4 for more details.

(g)          Capitalized Pre-Opening Expenses – World of Beer

Certain pre-opening expenses such as capitalized franchise fees, interest, legal costs, startup and organization costs are recorded as long term assets and are amortized over fifteen years unless certain capitalized costs have a shorter life period to amortize. Any incurred costs that are at best uncertain and fail to satisfy the suggested measurability test for accounting recognition as an asset are expensed.

	2015	2014
Propery Description	Amount	Amount

Pre-opening labor costs	$66,734	$—
Franchise fees	45,000	—
Training fees	28,857	—
Legal fees	22,615	—
Start-up costs	19,557	—
Other	25,181	—
Accumulated amortization	(3,885)	—

Total	$204,059	$—

Amortization expense amounted to $3,885 and $0 for the years ended March 31, 2015 and March 31, 2014, respectively.

(h)           Trademarks:

Trademarks are being amortized on a straight-line basis over fifteen years. The following table summarizes the components of the Company’s trademarks:

	March 31, 2015	March 31, 2014

Trademark costs	$32,151	$32,151
Less accumulated amortization	(27,614)	(27,317)
Total Trademarks - Net	$4,537	$4,834

Amortization expense amounted to $297 and $407 for the years ended March 31, 2015 and March 31, 2014, respectively.

(i)             Impairment of Long-Lived Assets:

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

Note 3 -            Significant Accounting Policies (continued):

(j)            Financial Instruments:

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

(j)            Financial Instruments (continued):

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to a convertible note issued in the twelve months ended March 31, 2015, which are Level 3 and are further described below in note 6.

The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

Note 3 -	Significant Accounting Policies (continued):

(k)	Revenue Recognition:

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

The Company’s revenue arrangements often provide for industry-standard slotting fees where the Company makes cash payments to the respective customer to obtain rights to place the Company’s products on their retail shelves for a stipulated period of time. We did record slotting fees for $ 0 and $875 for the years ended March 31, 2015 and 2014, respectively, which are recorded as reductions to the reported revenues. The Company also engages in other promotional discount and complimentary programs in order to enhance its sales activities. The Company believes its participation in these arrangements is essential to ensuring continued volume and revenue growth in the competitive marketplace. These payments, discounts, allowances and complimentary products are recorded as reductions to the Company’s reported revenue and were $17,631 and $8.002 for the year ended March 31, 2015 and March 31, 2014 respectively.

(l)	Shipping and Handling Costs:

Shipping and handling costs incurred to deliver products to our customers are included as a component of cost of sales. These costs amounted to $6,989 and $22,119 for the year ended March 31, 2015 and March 31, 2014, respectively.

(m)	Income Taxes:

We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. We have recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their realization. The Company’s open tax years are from 2009 through 2015.

Our practice is to recognize interest and/or penalties related to income tax matters in income tax expense. For the year ended March 31, 2015 and 2014, we had no accrued interest or penalties related to income taxes. We currently have no federal or state tax examinations in progress.

(n)	Loss Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the year ended March 31, 2015 and 2014, respectively, potential common shares arising from the our stock warrants, stock options, convertible preferred stock and convertible debt and accrued interest payable amounted to 18,770,207,129 shares for 2015 and 5,724,704,499 shares for 2014 and were not included in the computation of diluted loss per share because their effect was anti-dilutive.

(o)	Recent Accounting Pronouncements Affecting the Company:

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”)

This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

Note 3 -	Significant Accounting Policies (continued):

To achieve that core principle, an entity should apply the following steps:

1.	Identify the contract(s) with the customer

2.	Identify the performance obligations in the contract

3.	Determine the transaction price

4.	Allocate the transaction price to the performance obligations in the contract

5.	Recognize revenue when (or as) the entity satisfies a performance obligations

The ASU also provides guidance on disclosures that should be provided to enable financial statement users to understand the nature, amount, timing and uncertainty of revenue recognition and cash flows arising from contracts with customers. Qualitative and quantitative information is required about the following:

1.	Contracts with customers – including revenue and impairments recognized, disaggregation of revenue and information about contract balances and performance obligations (including the transaction price allocated to the remaining performance obligations)

2.	Significant judgments and changes in judgments – determining the timing of satisfaction of performance obligations (over time or at a point in time) and determining the transaction price and amounts allocated to performance obligations

3.	Assets recognized from the costs to obtain or fulfill a contract.

ASU 2014-09 is effective for periods beginning after December 15, 2016, including interim reporting periods within that reporting period for all public entities. Early application is not permitted.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In August, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern for one year from the date of completion of the audit..

In November, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance about derivatives and hedging and determining whether the host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or to equity. There are predominantly two methods used in current practice by issuers and investors in evaluating whether the nature of the host contract within a hybrid instrument issued in the form of a share is more akin to debt or to equity. This ASU is to eliminate the use of different methods in practice. As the Company utilizes the services of an outside professional specialty firm for such valuations, the Company believes there is no change needed for this update.

In February, 2015, the Financial Accounting Standards Board issued an ASU that contained guidance about Consolidation (Topic 810) and amendments to the consolidation analysis. These provisions provide amendments to limited partnerships and similar legal entities. As ABH owns the 51% majority of the World of Beer location in West Hartford which is an LLC corporation, the Company believes there is no change needed for this update.

(p)	Advertising Costs

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the years ended March 31, 2015 and 2014 were $1,540 and $17,732, respectively.

(q)	Concentration of Sales to Certain Clients

During fiscal 2014-2015, the Company had Phase III sales to one primary client that represented 93% of total revenues in the amount of $66,027. We had an outstanding receivable balance of $3,839 from this entity at March 31, 2015. The rest of our gross sales of $753,895 originated from ABH’s World of Beer location in West Hartford, Connecticut.

Note 3 -	Significant Accounting Policies (continued):

(r)	Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include (a) affiliates of the Company; (b) Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d) principal owners of the Company; (e) management of the Company; (f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The consolidated financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include: (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the consolidated financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

(s)	Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred, and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position and results of operations or cash flows.

Note 4 –	Fixed Assets:

The Company’s fixed assets are comprised of the following as of March 31, 2015 and 2014 :

	March 31, 2015	March 31, 2014

Attitude Drink Company (a)	$58,336	$61,625
World of Beer:
Audio Visual	82,635	—
Bar furniture and equipment	198,836	—
Computer equipment	48,839	—
Leasehold improvements	490,964	—
Coolers	59,832	—
Millwork	69,000	—
Other	73,805	—

Total gross fixed assets	1,082,247	61,625
Less accumulated depreciation	(69,106)	(36,134)

Net fixed assets	$1,013,141	$25,491
(a) Net of reserve for abandoned furniture for $3,290

Depreciation expense aggregated $32,972 and $7,278 for the year ended March 31, 2015 and 2014, respectively.

Note 5 –	Accrued Liabilities:

Accrued liabilities consist of the following as of March 31, 2015 and 2014:

	2015	2014

Accrued payroll and related taxes	$3,719,785	$3,261,045
Accrued interest	1,846,857	1,456,904
Accrued marketing program costs	580,000	580,000
Accrued professional fees	108,640	98,000
Accrued board of directors’s fees	242,792	206,792
Other expenses	259,690	130,567

Total Accrued Liabilities	$6,757,764	$5,733,308

Note 6 –	Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification (see Note 9 for more details). Convertible debt carrying values consist of the following:

		Fair Value Amounts
Outstanding		March 31,	March 31,
Face Value		2015	2014

$5,547,372	Convertible Note Financing due February 21 2015 (a), (1)	$5,413,574	$5,554,182
605,520	Convertible Note Financing due December 31, 2014 (b), (2)	605,520	400,000
37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	37,000
1,204,500	Convertible Note Financing due December 24, 2014 (d), (4)	1,204,500	—
35,200	Convertible Note Financing due May 13, 2015 (e), (5)	35,200	—
20,000	Convertible Note Financing due December 22, 2016 (f), (6)	20,000	—
58,500	Convertible Note Financing due January 14, 2017 (g), (7)	58,500	—

	Less discount on convetible notes (4)	(196,499)	(3,511,738)
$7,508,092	Total convertible notes payable (8)	$7,177,795	$2,479,444

(1) All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271. The principal amount of the above $5,547,372 balance equals the original $5,492,271 total financing plus allonges for $767,500 less conversions of $712,399.

(2) Monthly retainer fee to our outside financial consulting firm of $25,000 face value for December, 2012 through March 31, 2015 for a total original amount of $700,000 less conversions of $94,480

(3) Retainer fee to our previous legal counsel of $37,000 face value issued June 7, 2013

(4) Issued convertible promissory note for $35,200 on May 13, 2014

(5) Issued convertible note for $20,000 on December 12, 2014 for past due services

(6) Includes total of all installment convertible notes issued December, 2014 through March, 2015 for financing the World of Beer franchise location in West Hartford Connecticut.

(7) Issued three convertible notes for $13,500, $13,500 and $31,500 to three different accredited investors on January 14, 2015

(8) The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

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

Note 6 –           Convertible Notes Payable (continued):

Long-term Convertible Debt Maturities:

Annual maturities of long-term outstanding convertible debt (face value) as of March 31, 2015 are as follows:

Face Value
Years ending March 31,	$ Amount
2015	$5,695,142
2016	335,200
2018	70,000
2019	108,500
2020	—
thereafter	—

$6,208,842

(a) February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. They are in default. The Company is working with each debt holder to extend the maturity date as well as implementing in 2015 a debt restructuring program to address such issues. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $806.879 in principal and $193.214 in accrued interest were converted into shares of common stock from February 21, 2013 through March 31, 2015. In addition, additional allonge financings were added as follows:

Note 6 –           Convertible Notes Payable (continued):

TABLE FOR ADDED ALLONGES

	ALLONGE	$
DATE	#	AMOUNT

4/11/2013	8	$71,500
6/5/2013	9	88,000
6/21/2013	10	88,000
7/23/2013	11	82,500
8/8/2013	12	110,000
9/18/2013	13	110,000
10/28/2013	14	55,000
11/15/2013	15	55,000
2/11/2014	16	55,000
5/2/2014	17	27,500
7/11/2014	18	25,000

	TOTAL	$767,500

Southridge Partners II LP purchased from another debt- holder $100,000 on April 9, 2013 and another $100,000 on June 5, 2013 from these February 21, 2013 notes. These new replacement notes contain the same terms as in the February 21, 2013 consolidated convertible notes. The entire total of $100,000 was converted from the original $100,000 balance, and $2,960 in conversions were made on the second $100,000 note for an outstanding remaining amount of $97,040.

(b) Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to SC Advisors as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note. From December, 2012 through March, 2015, we issued $25,000 monthly convertible notes for a total of $700,000. All of these notes have maturity dates from December 31, 2014 to July 31, 2015. The Company is working with the debt holder to extend the maturity dates of these convertible notes. The notes can be converted into shares of Common Stock six months after issuance at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. Total conversions of $94,480 have been made for these convertible notes.

(c) June 7, 2013 Convertible Note

We issued a $37,000 convertible note on June 7, 2013 for past due services. The maturity date of this note is June 7, 2014 and the note is in default. The Company is working with the debt holder to extend the maturity date of this convertible note. The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

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

Note 6 –           Convertible Notes Payable (continued):

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

(f) December, 2014 through March, 2015 Installment Convertible Notes

ABH issued convertible notes to two accredited investors for the purchase of the World of Beer franchise location in West Hartford, Connecticut as follows: December 24, 2014 for a total of $337,250; January 23, 2015 for a total of $300,000; February 24, 2015 for a total of $300,000; and March 24, 2015 for a total of $267,250 for a grand total of $1,204,500. All notes have the same maturity date of March 24, 2015 with an interest rate of 10%. The conversion price for the principal and interest shall be either: (i) if ABH’s common stock is traded on a trading market, the conversion price shall be 50% of the lowest bid price for the previous 50 trading days; (ii) if ABH’s common stock is traded on a trading market, and there is a DTC chill on ABH’s common stock, the conversion price shall be 60% of the lowest bid price for the previous 50 trading days; or (iii) if ABH’s common stock is not traded on a trading market, it shall be $0.40. Debt holder is limited to conversions up to 4.99% of the outstanding shares of the Common Stock. There have been no conversions of these convertible notes.

(g) January 14, 2015 convertible notes

On January 14, 2015, we issued three (3) convertible notes for $13,500, $13,500 and $31,500 for a total of $58,500. All notes have the same maturity date of January 14, 2017 and the same interest rate of ten percent (10%). All three notes contain the same conversion language as follows: the conversion price per share shall be equal to seventy-five (75%) of the average of the three lowest closing bid prices for the Common Stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. There have been no conversions of these convertible notes.

Note 7 –           Short Term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	March 31, 2015	March 31, 2014

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

April 14, 2008 financing:

(a) On April 14, 2008, the Company entered into a financing arrangement that provided for the issuance of a $60,000 face value short-term bridge loan note payable due July 15, 2008. There are no outstanding warrants associated with this financing as the expiration dates have expired.

Note 7 –           Short Term Bridge Loans (continued):

We entered into the following Modification and Waiver Agreements related to the April 14, 2008 financing:

Date	Terms	Consideration
June 2008	Extend maturity to July 19, 2008	Warrants indexed to 5 shares of common stock (warrants have expired)

September 2008	Extend maturity to December 15, 2008	12 shares of restricted stock

January 2009	Extend maturity date to April 30, 2009	1) Warrants indexed to 12 shares of common stock (warrants have expired) 2)12 shares of restricted stock

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

Note 8 -           Non-convertible Notes Payable:

For the period ended March 31, 2011, we paid $23,750 as part of a promissory note in the total principal amount of $34,000 as a final settlement amount for a previous license agreement. The remaining amount due of $10,250 was required to be settled through monthly payments of $4,250 through December, 2010. We have not made any more payments and plan to address these payments as soon as practical.

On January 26, 2011, we entered into a promissory note with our previous landlord in the principal amount of $75,762. This amount was due June 30, 2011 together with interest of 10% computed on the basis of the actual number of days elapsed over a 360-day year on the unpaid balance. The default rate is a per annum interest rate equal to the maximum amount permitted by applicable law as we currently use 15%. Although we have not paid this note yet, we anticipate making a payment pending a future financing. On October 12, 2012, the previous landlord sold $20,000 of the promissory note to another accredited investor resulting in an outstanding amount of $55,762. The sold $20,000 note has since been fully converted into shares of common stock.

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

Note 8 -           Non-convertible Notes Payable (continued):

On June 26, 2012, we entered into a promissory note of $110,000 with a current accredited investor. We agreed to pay a finder’s fee of $10,000, and we received the net proceeds of $100,000 on June 28, 2012. The note is subject to an interest rate of ten percent (10%) and is due the sooner of (i) October 14, 2012 or (ii) from the proceeds of the next funding. The amount is still outstanding, and we accrue interest at the default interest rate of 18%. We expect to convert this note into convertible notes payable later in 2015.

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

On September 17 and 30, 2014, we entered into promissory notes with two current investors in the total principal amount of $40,000. These amounts are due as follows: $10,000 due September 30, 2015, $15,000 due August 31, 2015 and $15,000 due September 30, 2015 and are not subject to any interest rates. These notes are exchangeable for equal aggregate amounts of notes of different authorized denominations, as requested by the holder surrendering the same. .

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

On March 5, 2015, we entered into a promissory note with a current investor in the total principal amount of $7,500 with a maturity date of March 5, 2016 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

On March 13, 2015, we entered into a promissory note with a current investor in the total principal amount of $7,500 with a maturity date of March 13, 2016 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

On March 19, 2015, we entered into a promissory note with a current investor in the total principal amount of $7,500 with a maturity date of March 19, 2016 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

Note 8 -          Non-convertible Notes Payable (continued):

On March 27, 2015, we entered into a promissory note with a current investor in the total principal amount of $7,500 with a maturity date of March 26, 2016 at no interest. This note is exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same. No service charge will be made for such registration or transfer or exchange

Note 9 –          Derivative Liabilities:

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of March 31, 2015:

		Fair Value Measurements at March 31, 2015
	Total Carrying Value at March 31, 2015	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Conversion feature liability	$1,868,857	$—	$—	$1,868,857

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

As of March 31, 2015, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

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

H. John Buckman is a board director of the company and is a debt holder of the company whereas the Company issued him a note payable at the face value of $55,000. He also received 22 shares of restricted stock that related to this note payable, 3 shares of restricted stock for being a Director and 300 shares of restricted stock for his services related to a November, 2009 financing (total of 324 shares of restricted stock).

Note 11 –           Stockholders’ Deficit:

(a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A” and “Series A-1”), $.00001 par value.  Each share of Series A and A-1 is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  Inasmuch as the Series A Convertible Preferred Stock has been outstanding for in excess of five years, it no longer has the right to convert into six shares of common stock for each one share of preferred stock. The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A and A-1 Preferred. The holders of the Series A and A-1 Preferred are entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A and A-1 holders. The Series A and A-1 are senior to the Common Stock and any other series or class of the Company’s Preferred Stock. The Series A and A-1 has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and A-1 then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $.00001 per share, The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per share, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000. We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved. Redemption of these preferred shares cannot be affected because of the Company’s stockholders’ deficit.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren. We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents. The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences: The Series A have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows: Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.00001 par value authorized preferred stock, all Twenty Million (14,999,049) shares have been designated as shares of “Series A.

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

(b) Common Stock Warrants:

As of March 31, 2015, the Company had 4,545,000 outstanding warrants at an exercise price of $0.0005. The warrants have an expiration date of December 24, 2019. No warrants were exercised during the fiscal year ended March 31, 2015.

Note 11 –           Stockholders’ Deficit (continued):

(c) Common Stock:

At March 31, 2015, the Company had issued and outstanding 1,161,193,362 shares of common stock of which 30,244 shares are owned by our two officers. Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders. Holders of common stock have no cumulative voting rights. In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities. Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion rights or redemption or sinking fund provisions with respect to the common stock. All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

Note 11 –          Stockholders’ Deficit (continued):

COMMON STOCK ISSUED FROM APRIL 1, 2014 THROUGH MARCH 31, 2015

	# OF	$ DEBT	$ INTEREST	$
DATE OF	SHARES	AMOUNT	AMOUNT	CONVERSION
CONVERSION	ISSUED	CONVERTED	CONVERTED	PRICE

4/9/2014	15,912,500	$6,365	$—	$0.0004
4/9/2014	8,000,000	3,200	—	0.0004
4/9/2014	12,000,000	4,800	—	0.0004
4/9/2014	9,067,500	—	3,627	0.0004
5/5/2014	10,000,000	5,000	—	0.0005
5/5/2014	10,000,000	5,000	—	0.0005
5/6/2014	22,441,780	6,925	4,296	0.0005
5/12/2014	11,312,000	—	5,656	0.0005
5/15/2014	9,600,000	4,800	—	0.0005
5/16/2014	26,628,740	13,250	64	0.0005
5/20/2014	12,000,000	6,000	—	0.0005
5/20/2014	12,000,000	6,000	—	0.0005
5/22/2014	12,000,000	—	4,800	0.0004
5/29/2014	14,000,000	5,600	—	0.0004
5/29/2014	14,000,000	5,600	—	0.0004
5/29/2014	14,000,000	5,600	—	0.0004
5/29/2014	14,000,000	5,600	—	0.0004
5/30/2014	26,644,475	11,200	70	0.0004
6/3/2014	14,000,000	5,600	—	0.0004
6/3/2014	15,000,000	6,000	—	0.0004
6/4/2014	15,800,000	—	6,320	0.0004
6/23/2014	18,136,000	—	9,068	0.0005
6/24/2014	20,000,000	10,000	—	0.0005
6/24/2014	26,642,000	13,300	—	0.0005
8/6/2014	26,655,000	5,310	21	0.0002
8/26/2014	56,546,850	11,275	341	0.0002
9/10/2014	22,061,200	4,405	7	0.0002
9/10/2014	40,115,050	2,960	5,063	0.0002
1/2/2015	62,500,000	25,000	—	0.0004
1/23/2015	58,680,556	16,900	—	0.000288
2/10/2015	19,687,500	3,150	—	0.00016
2/10/2015	50,625,000	8,100	—	0.00016
2/24/2015	70,673,077	14,700	—	0.000208
3/3/2015	44,687,500	7,150	—	0.00016
3/3/2015	39,062,500	6,250	—	0.00016
3/19/2015	43,750,000	7,000	—	0.00016
3/30/2015	81,250,000	6,500	—	0.00008

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

Note 11 –          Stockholders’ Deficit (continued):

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

Note 11 –          Stockholders’ Deficit (continued):

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

Note 11 –          Stockholders’ Deficit (continued):

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

(d) Compensation and Incentive Plan:

On May 25, 2010, a registration that covers the offering of an aggregated 7,500 shares of the Company’s common stock was approved by the Company’s Board of Directors. As such, the 2010 Stock Compensation and Incentive Plan was created for employees, directors, consultants and other persons associated with the Company in which awards of common stock and/or non-qualified stock options may be granted. During the fiscal year ended March 31, 2011, we issued 6,578 shares of common stock for a total of $161,000 for past due professional services and payroll in which 3,000 shares were returned back to the plan, leaving an available 3,922 shares to be issued in the future

On December 21, 2011, the Company’s Board of Directors approved the issuance of 54,204 non-qualified stock options to certain employees for the return of previously issued shares of common stock that were issued for payment of past due expenses to be effective at December 31, 2011. The stock options have an exercise price of $10.00, full vesting rights and a life of five years. The Board of Directors intends to approve a registration to cover an offering to include these stock options as well as certain other stock options (see below) in 2015/2016. We recognized the full compensation expense of $12,656 at December 31, 2011 by using the Black-Scholes valuation model (54,204 x $.2335). No options have been exercised.

On January 10, 2013, the stockholders holding a majority voting rights of our Common Stock approved the 2013 Equity Incentive Plan by written consent without a meeting in accordance with Delaware Law. This plan provides for the grant of stock awards to employees, directors and consultants of the Company and its affiliates covering an aggregate of 1,000,000 shares of its common stock. The number of shares of common stock available for issuance under this plan shall automatically increase on February 1st of each year for a period of 9 years commencing January 1, 2014 in an amount equal to the lesser of 5% of the total number of shares of common stock outstanding on December 31st of the preceding calendar year or 30,000 shares. Revised number is now 1,060,000 as of March 31, 2014. No stock awards have been granted as of March 31, 2015.

On September 16 2013, the Company’s Board of Directors approved the issuance of 10,000,000 non-qualified stock options to certain employees and the two independent Board Directors. The stock options have an exercise price of $.004, full vesting rights and a life of five years. The Board of Directors intends to approve a registration to cover an offering to include these stock options in 2015/2016. We recognized the full compensation expense of $26,997 by using the Black-Scholes valuation model (10,000,000 x $.0026997). No options have been exercised.

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

Note 11 –          Stockholders’ Deficit (continued):

A summary of option activity under these stock option plans for the year ended March 31, 2015 is presented below:

			Weighed-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value

Outstanding at 3/31/13	60,180	$30.00	3.66	—
Granted	10,000,000	$0.02	4.47
Exercised	—	—
Forfeited	—	—
Expired	(1,804)	—

Outstanding at 3/31/14	10,058,376	$0.26	4.66	—
Granted	—	—	—	—
Exercised	—	—
Forfeited	—	—
Expired	(4,172)	—

Outstanding at 3/31/15	10,054,204	$0.06	3.46	—

Note that all of the stock options are outstanding, fully vested and exercisable for the year ended March 31, 2015. As such, all compensation expense for the above options has been recognized, and there is no unrecognized compensation expense to be recorded in the future.

Note 12 –          Income Taxes:

The Company has recorded no income tax benefit for its taxable losses during the period ending March 31, 2015 because there is no certainty that the Company will realize those benefits. The components of the Company’s deferred tax assets and liabilities as of March 31, 2015 and 2014 are as follows:

	2015	2014
Net operating loss carryforwards	$8,745,372	$5,999,692
Compensatory stock and warrants	33	10,691
Accrued expenses that are deductible in future periods	43,021	38,808
Depreciation method differences	—	—
	8,788,426	6,049,191
Valuation allowances	(8,788,426)	(6,049,191)

Net deferred tax assets	$—	$—

As of March 31, 2015 the Company has a net tax operating loss of $25,721,000 that will be available to offset future taxable income, if any. The use of net operating loss carryforwards to reduce future income tax liabilities is subject to limitations, and these amounts will begin to expire in 2028.

Note 12 – Income Taxes (continued):

The following table illustrates the reconciliation of the tax benefit at the federal statutory rate to the Company’s effective rate for the period ending March 31, 2014 and 2013:

	2015	2014
Benefit at federal statutory rate	-34.00%	-39.60%
Benefit at state rate, net of federal deficit	5.70%	94.36%
Fair value adjustment of convertible debt	-3.69%	-1616.09%
Non-deductible derivative loss	0.00%	0.00%
Loss on extinguishment of debt	0.00%	0.00%
Non-deductible travel expenses	0.01%	0.48%
Benefit at the Company’s effective rate	31.98%	1560.85%
Less valuation allowance effective tax rate	0.00%	0.00%

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

Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,320 and excluding variable common area maintenance charges, as of March 31, 2015, are as follows:

Years ending March 31,	Amount

2016	$52,540
2017	53,146
2018	44,730

$150,416

Rental expense, which also includes maintenance and parking fees, for the twelve months period ended March 31, 2015 was $54,951. We had a disagreement with the landlord and were forced to vacate the offices including some inventory and fixed assets. Although we are still using the same address and working with the landlord to resolve these problems, we may elect to move to our office to another address. We are working in our home offices.

Lease of West Hartford, Connecticut World of Beer

Through the December 24, 2014 purchase of 51% of the West Hartford, Connecticut World of Beer property, the lease is for 4,163 square feet and was signed on May 16, 2014 for ten years with the option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually.

Future minimum rental payments for this lease, based on the current minimum monthly amount of $10,754, as of March 31, 2015, are as follows:

Note 13. Commitments and Contingencies (continued):

Years ending March 31,	Amount

2016	130,016
2017	133,196
2018	137,197
2019	141,308
2019	145,552
thereafter	795,932
$1,483,201

Rent expense recorded since the opening of the tavern in late January, 2015 through March 31, 2014 is $31,850.

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of future new products that are in the development stage. The manufacturer shall manufacture, package and ship such products. All products shall be purchased F.O.B., the facility by the company.

Litigation

On May 18, 2009, F&M Merchant Group, LLC commenced a lawsuit in the District Court of Denton County, Texas to recover the balance owed by us under a Sales Agent Agreement entered by the parties on November 1, 2008. This agreement requires us to pay $5,000 per month and a 5% commission on all net sales. On September 3, 2009, a final judgment by default was approved by the district court in Denton County, Texas for a total sum of $22,348. This claim has been recorded on the Company’s records. Due to the lack of adequate capital financing, we have not been able to make any payments. We will address this matter as soon as practical and once we have adequate financing.

On August 21, 2009, CH Fulfillment Services, LLC commenced a lawsuit in the district court of Mobile, Alabama to recover past due amounts owed by us under a contract to provide shipping and fulfillment services. The claim is for $2,106 plus interest and legal costs. This amount was already recorded on our records as well as projected interest costs of $682 and estimated court costs of $307 for a total of $3,095. A process of garnishment by the district court in Mobile County, Alabama was approved on September 25, 2009 for the total amount of $3,095. On October 26, 2009, the same court authorized a garnishment process to pay $657 which was done as part payment of the total due amount. Current outstanding balance due is $2,438. No other payments have been made.

On October 1, 2013, Beanpot Broadcasting Corp. d/b/a WXRV-FM, commenced a lawsuit in the Commonwealth of Massachusetts District Court Department of the Trial Court Haverhill Division to recover past due amounts owed by us for rendered independent sales contracting services. The claim was for $15,500 for past due services, $4,169 in service charges, $363 for prejudgment interest and $200 court costs for a total of $20,232. The total $20,232 amount was already recorded on our records. On November 15, 2013, the Trial Court of Massachusetts entered a judgment for the plaintiff (“Beanpot”) for the total $20,232. Due to the lack of adequate capital financing, we have not been able to make any payments. We will address this matter as soon as practical and once we have adequate financing.

On November 27, 2013, we received an order of the court from The Trial Court of Massachusetts District Court Department, Small Claims Session in Plymouth, Massachusetts to attend a hearing on December 12 2013 about a small claims amount of $5,000 from Marshfield Broadcasting Company, Inc. to recover past due amounts. A total of $5,500 was already recorded our records. On December 31, 2013, a judgment in the amount of $5,238 was entered in favor of Marshfield Broadcasting Inc. No payments have been made as we expect to resolve this matter as soon as practical and once we have adequate financing.

On February 4, 2014, Philip Terrano commenced a lawsuit in the circuit court of the 15th Judicial Circuit and for Palm Beach County, Florida to recover past due amounts owed by us for past compensation in the amount of approximately $17,000. We disagree with this amount as our records reflect a total amount owed of $6,974. On May 28, 2014, we entered into a settlement agreement with Terrano to pay him a total of $11,000, to be remitted 60 days of the effective date of this agreement. Due to a lack of capital financing, we expect to address this matter as soon as we can.

On June 9, 2014, North Palm Beach Broadcasting Company d/b/a/ WSVU-AM Radio filed a lawsuit in the 15th Judicial Circuit in and for Palm Beach County, Florida to recover past due services owed by us in the amount of $22,000 that is due with interest. We do not agree with that amount as we did make various payments in 2013 that totaled $8,000. We are working with that party to arrive at a mutual agreeable outstanding amount if any. We do not have any other outstanding balance that is recorded on our records. On August 6, 2014, we received a Default Final Judgment from Palm Beach County Circuit Court in Florida for a total amount of $23, 411. We are still contesting that amount and will resolve the matter as soon as possible.

Note 13. Commitments and Contingencies (continued):

On June 26, 2014, Innerworkings, Inc. filed a lawsuit in the County Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to recover past due services owed by us in the amount of $5,039 that is due with interest. This same amount has already been recorded on our records. We expect to address this issue as soon as practical and when we have adequate capital.

On November 11, 2014, C.A. Courtesy Demos, Inc. commenced a lawsuit in the County Court, Palm Beach County, Florida civil action to recover past due amounts owed by us for rendered services. The claim was for $5,803. We do not agree with this amount and have not recorded this amount on our records as services were supposed to be rendered, but a hurricane in the northeastern section of the United States occurred at that given time. We will address this matter as soon as practical and once we have adequate financing.

On November 20, 2014, Pavilion Law Center, LLC filed a motion in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to enforce a settlement agreement for past due fees. We are contesting some of the amounts and will resolve this matter as soon as practical.

On April 22, 2015, Edgar Agents LLC filed a lawsuit in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida to recover past due amounts owned by us for rendered services. The claim was for $23,323.50 plus interest and costs. We have recorded $19,069.50 in our records as we have not received the backup for the $4,254.00 difference. On August 13, 2015, the court entered into a final judgment against us for a total amount of $24,215. We expect to resolve this matter as soon as practical and once we have adequate financing.

On August 26, 2015, Harrison, Vickers and Waterman Inc. (“HVWC”) which we own the majority of the outstanding shares received a lawsuit from James Giordano, previous CEO of HVW that was filed in the State of Connecticut Superior Court in Stamford, Connecticut. The claim is approximately $220,833 for past salaries. HVWC does not agree with this complaint and will address as soon as possible. HVW does have a recorded amount of $175,000 on its books.

Note 14 -          Segment Reporting

The Company operates in two segments which are consistent with its internal organization. The major segments are beverage brand development and restaurant/tavern World of Beer franchise locations.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

See below for a summary:

ATTITUDE DRINKS INCORPORATED
SEGMENT REPORTING
MARCH 31, 2015

	Corporate
	Beverage
	Branding	Restaurant/	Minority
	Development	Tavern	Interest	Total

Net Revenues	$53,878	$738,465	$—	$792,343

Cost of Goods Sold	154,999	209,908	—	364,907

Gross Margin	(101,121)	528,557	—	427,436

Operating Expenses	1,204,323	467,378	—	1,671,701

Other Income/(Expense)	(3,711,923)	(53,089)	—	(3,765,012)

Net Income (Loss) Before Minority Interest	(5,017,206)	7,929	—	(5,009,277)

Minority Interest	—	—	(21,596)	(21,596)

Net income/(Loss)	(5,017,206)	7,929	(21,596)	(5,030,873)

Total Current Assets	36,510	315,506	—	352,016

Total Assets	56,145	1,525,753	—	1,581,898

Total Liabilities	16,985,040	1,542,626	(3,390)	18,524,276

Note 14 -          Segment Reporting (continued)

ATTITUDE DRINKS INCORPORATED
SEGMENT REPORTING
MARCH 31, 2014

	Corporate
	Beverage
	Branding	Restaurant/	Minority
	Development	Tavern	Interest	Total

Net Revenues	$182,582	$—	$—	$182,582

Cost of Goods Sold	164,639	—	—	164,639

Gross Margin	17,943	—	—	17,943

Operating Expenses	1,765,360	—	—	1,765,360

Other Income/(Expense)	1,535,402	—	—	1,535,402

Net Income (Loss) Before Minority Interest	(212,015)	—	—	(212,015)

Minority Interest	—	—	—	—

Net income/(Loss)	(212,015)	—	—	(212,015)

Total Current Assets	55,000	—	—	55,000

Total Assets	86,221	—	—	86,221

Total Liabilities	12,421,740	—	—	12,421,740

Note 15 –          Subsequent Events

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

From April 16, 2015 through July 30, 2015, we issued 754,116,580 restricted shares of common stock as payments to previous employees and certain vendors for past due services. This debt restructuring program resulted in the reduction of payables of $1,825,139 and the recording of a gain from debt restructuring for $1,654,914.

On April 17, 2015, we issued 121,562,500 shares of common stock pursuant to a conversion of the April 1, 2013 convertible note payable for $9,725 at a conversion price of $.00008.

On April 17, 2015, we issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 17, 2016. The note bears no interest.

Note 15 – Subsequent Events (continued)

On April 21, 2015, Alpha Capital Anstalt, Tarpon Bay Partners LLC and the Company (all “shareholders” of ABH) entered into the Purchase Agreement with Harrison, Vickers and Waterman. Inc. (HVWC) pursuant to which the shareholders sold to HVWC all of the outstanding shares of stock of ABH, and ABH thereupon became a wholly owned subsidiary of HVWC. In consideration for the purchase of the shares of common stock of ABH, HVWC issued: (i) to the Company 51 shares of Series B Preferred Stock and the B Warrant to purchase 5,000,000 Common Stock, at an exercise price of $0.075 per share (subject to customary anti-dilution adjustments); (ii) to Alpha, the Secured Convertible Note in the principal amount of $1,619,375, the Alpha Warrant to purchase 1,295,500,000 shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $3,750,000 in the AIR Note and the AIR Warrant; and (iii) to Tarpon, a Secured Convertible Note in the principal amount of $554,791.67, the Tarpon Warrant to purchase 443,833,333 shares of HVWC’s Common Stock at an exercise price of $0.0025 per share (subject to customary anti-dilution adjustments), and an AIR to purchase up to $1,250,000 in additional notes and corresponding AIR Warrants. In addition, Alpha acquired 32,300 shares of the HVWC’s Series A Preferred Stock (convertible into 32,300,000 shares of the HVWC’s Common Stock) from HVW Holdings LLC (an entity of which Mr. James Giordano, the Company’s prior Chief Executive Officer and Chairman of the Board, is the managing member), subject to the terms of a Purchase Agreement (the “Series A Purchase Agreement”). The Company purchased 87,990,000 shares of Common Stock from HVW Holdings LLC at a price of $65,000, subject to the terms of a Purchase Agreement (the “Common Stock Purchase Agreement”). The Company is now the majority owner of HVWC.

On April 24, 2015, the Company issued a promissory note to a current accredited investor for $7,500 which has a maturity date of April 24, 2016. The note bears no interest.

On April 30, 2015, the Company issued 121,250,000 shares of common stock pursuant to a conversion of the April 1, 2013 convertible note payable for $9,700 at a conversion price of $.00008.

On May 1, 2015, the Company issued a promissory note to a current accredited investor for $7,500 which has a maturity date of May 1, 2016. The note bears no interest.

On May 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their May, 2015 consulting services.

On May 8, 2015, the Company issued a promissory note to a current accredited investor for $16,500 which has a maturity date of May 8, 2016. The note bears no interest.

On May 15, 2015, the Company issued a promissory note to a current accredited investor for $7,500 which has a maturity date of May 15, 2016. The note bears no interest.

On May 20, 2015, the Company issued 106,818,400 shares of common stock pursuant to a conversion of the April, 2014 note for $7,700 and accrued interest of $311 at a conversion price of $.000075.

On May 22, 2015, the Company issued a convertible note to an accredited investor for $7,500 which has a maturity date of May 22, 2016. The note bears no interest.

On May 26, 2015, HVWC, in which Attitude Drinks Incorporated is the majority owner, filed a Form 8-K to change their independent registered public accounting firm effective May 8, 2015 to Scrudato and Co., PA (same registered public accounting firm used by Attitude Drinks Incorporated).

On May 29, 2015, the Company issued a convertible note to an accredited investor for $7,500 which has a maturity date of May 29, 2015. The note bears no interest.

On May 29, 2015, the Company’s majority owned subsidiary, ABH, entered into an operating agreement with New England WOB, LLC for the development of a World of Beer franchise location in Milford, Connecticut.

On June 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their June, 2015 consulting services.

Note 15 – Subsequent Events (continued)

On June 25, 2015, the Company filed a DEF14C filing whereas on June 10, 2015, Attitude obtained the approval by written consent of the holders of a majority of our voting power to approve an amendment to the Certificate of Incorporation of the Corporation to effectuate a reverse stock split of our outstanding shares of common stock by a ratio of not less than 1-for-50 and not greater than 1-for-100 with the Board of Directors to determine the exact ratio, adopt the 2015 Stock Incentive Plan and amend the Certificate of Designations of the Series A Preferred Stock, resulting in 5,000,000 shares of preferred stock being authorized but not designated of the decrease. The Board of Directors has unanimously approved the Amendment, Plan and Decrease with effectiveness 20 calendar days after June 25, 2015.

On July 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their July, 2015 consulting services.

On July 29, 2015, HVWC. which Attitude Drinks Incorporated is the majority owner issued a convertible note in the amount of $80,000 with a maturity date of July 29, 2017 at an interest rate of 10% as well as 64,000 warrants with a life of 7 years and an exercise price of $0.0025.

On August 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their August, 2015 consulting services

On August 12, 2015, the Company filed a Form 8K to list filings with the state of Delaware for a (1) Corrected Restated Certificate of Incorporation (2) Certificate of Amendment to the Certificate of Designations, Powers, Preferences and Rights of Series A Convertible Preferred Stock and (3) Certificate of Designations, Preferences, and Rights of Series C Convertible Preferred Stock.

On August 18, 2015 and August 28, 2015, the Company filed a Form 8K for the exchange of notes payable and past due accrued salaries for shares of Series C Convertible Preferred Stock, warrants equating to the same number of common stock from conversions of Series C Convertible Preferred Stock as well as Additional Investment Rights to purchase same number of Series C Convertible Preferred Stock and corresponding warrants. A total of 4,265 shares of Series C Convertible Preferred Stock were issued for these debt exchanges. Total notes payable, accrued interest payable and accrued salaries and accrued payroll taxes in the total amount of $8,227,452 were taken off the Company’s records with approximately $3,933,051 that was moved to equity accounts for the Series C Convertible Preferred Stock transactions and $4,179,795 recorded of a gain from the debt restructuring program for the forgiveness of approximately one half of the past due liabilities.

Also on August 18, 2015, HVWC which Attitude Drinks Incorporated is the majority owner filed a DEF 14C which the majority of the voting power was received to change the name of Harrison, Vickers and Waterman Inc. to Attitude Beer, Inc. In addition, approval was received to increase the authorized common stock from 2,000,000,000 to 7,500,000,000 as well as the 2015 Stock Incentive Plan. An application has been filed with FINRA to approve these requests.

On September 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their September, 2015 consulting services.

