Form 10-Q
period 2015-06-30
Attitude Drinks Inc.
filed 2015-11-02
CIK 1416183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-52904

ATTITUDE DRINKS INCORPORATED

(Exact name of registrant as specified on its charter)

Delaware	65-0109088
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11231 U.S. Highway 1, #201, North Palm Beach, Florida 33408 USA

(Address of principal executive offices)

(561) 227-2727

(Registrant’s telephone number, including area code)

712 U.S. Highway 1, Suite # 200, North Palm Beach, Florida 33408

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date: 2,490,450,785 shares issued and outstanding as of November 2, 2015.

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibits

2

PART I – FINANCIAL INFORMATION

ITEM 1. – CONDENSED FINANCIAL STATEMENTS

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30, 2015	March 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$226,770	$233,591
Accounts receivable	1,479	4,478
Real estate loans receivable	950,000	-
Inventories less reserve for abandoned property of $2,339 and allowance for obsolescence of $90,000 at June 30, 2015 and March 31, 2015	104,444	112,797
Prepaid expenses	41,353	1,150
TOTAL CURRENT ASSETS	1,324,046	352,016

FIXED ASSETS, NET	975,887	1,013,141

OTHER ASSETS:
Goodwill	4,038,945	-
Capitalized pre-opening costs - World of Beer	198,823	204,059
Deferred financing costs	67,889	-
Trademarks, net	4,462	4,537
Investment in Harrison, Vickers and Waterman Inc. common stock	65,000	-
Deposits and other assets	3,740	8,145
TOTAL OTHER ASSETS	4,378,859	216,741

TOTAL ASSETS	$6,678,792	$1,581,898

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,803,023	$1,911,005
Accrued liabilities	5,528,711	6,757,764
Derivative liabilities	6,400,232	1,868,857
Short-term bridge loans payable	115,000	115,000
Real estate loan payable	950,000	-
Convertible notes payable	5,999,845	6,999,295
Non-convertible notes payable	694,020	625,016
Loans payable -World of Beer Minority Owners	50,660	50,767
Loans payable to related parties	-	21,463
TOTAL CURRENT LIABILITIES	21,541,491	18,349,167

LONG TERM LIABILITIES:
Convertible notes payable	369,022	178,500
Minority interest	1,552,276	(3,391)
TOTAL LONG TERM LIABILITES	1,921,298	175,109

STOCKHOLDERS' (DEFICIT):
Series A and A-1 convertible preferred stock par value $0.00001 per share, 20,000,000 shares authorized, 9,000,051 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	90	90
Common stock, par value $0.00001, 20,000,000,000 shares authorized and 2,309,624,423 and 1,161,193,362 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	23,097	11,612
Additional paid-in capital	20,012,989	19,830,637
Deficit accumulated	(36,820,173)	(36,784,717)
TOTAL STOCKHOLDERS' (DEFICIT)	(16,783,997)	(16,942,378)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$6,678,792	$1,581,898

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three	Three
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
REVENUES:
Net revenues - World of Beer	$872,853	$-
Net revenues - Phase III	(1,419)	21,907
Food and beverage costs - World of Beer	(55,635)	-
Product and shipping costs	(186,106)	(20,849)
GROSS PROFIT	629,693	1,058

Real Estate Loans:
Interest income earned	28,422	-
Interest expense incurred	(28,422)	-
GROSS PROFIT	-	-

TOTAL GROSS PROFIT	629,693	1,058

OPERATING EXPENSES:
Administrative salaries, taxes and employee benefits	284,236	169,023
Administrative consulting fees	75,000	75,000
World of Beer other expenses	202,488	-
World of Beer labor costs	259,387	-
Other general and administrative expenses	76,331	46,588
Administrative marketing and promotion expense	2,574	9,464
Administrative professional and legal fees	87,821	31,875
Product development costs	-	400
Depreciation and amortization	47,056	1,823
Total Operating Expenses	1,034,893	334,173

LOSS FROM OPERATIONS	(405,200)	(333,115)

OTHER INCOME (EXPENSE):
Interest and other financing costs	(684,518)	(194,878)
Deriviative expense	(2,038,679)	-
Gain from debt restructuring	1,612,910	-
Total Other Income (Expense)	(1,110,287)	(194,878)

INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES	(1,515,487)	(527,993)
Minority interest	1,465,605	-
Provision for income taxes	-	-

NET INCOME (LOSS)	$(49,882)	$(527,993)

Basic income (loss) per common share	$-	$-

Diluted income (loss) per common share	$-	$-

Weighted average common shares outstanding-basic	2,011,266,510	338,533,990

Weighted average common shares outstanding-dilted	2,011,266,510	338,533,990

See accompanying notes to consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months	Three Months
	Ended	Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(49,882)	$(527,993)
Adjustment to reconcile net (loss)/income to net cash used in operating activities:
Depreciation and amortization	47,056	1,823
Issuance of warrants	(84)	-
Sale of companies to Harrison, Vickers and Waterman, Inc.	14,426	-
Issuance of convertible notes for past due services	75,000	262,000
Derivative expense	2,038,679	-
Fair value adjustment of convertible notes	241,930	(739,749)
Amortization of debt discount	247,007	668,344
Minority interest	(1,465,605)	-
Gain from debt restructuring	(1,612,910)	-
Changes in operating assets and liabilities:
Accounts receivable	2,999	(6,415)
Prepaid expenses and other assets	(35,798)	386
Inventories	8,353	18,979
Accounts payable and accrued liabilities	444,980	190,166
Net cash provided/(used) in operating activities	(43,849)	(132,459)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,615)	-
Dividends to World of Beer minority owners	(60,000)	-
Purchase of Harrison, Vickers and Waterman Inc. common stock	(65,000)	-
Net cash (used) in investing activities	(132,615)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans payable from World of Beer minority owners	(107)	-
Proceeds from convertible notes payable	120,750	62,700
Proceeds from short-term bridge loans payable	-	52,000
Proceeds from promissory notes	84,000	-
Other costs of financing	(35,000)	(2,500)
Net cash provided by financing activities	169,643	112,200

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,821)	(20,259)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	233,591	20,615

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$226,770	$356

See accompanying notes to condensed consolidated financial statements

ATTITUDE DRINKS INCORPORATED AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2015

(Unaudited)

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies

(a)	Organization:

Attitude Drinks Incorporated (“the Company”) was formed in Delaware on May 10, 1988 under the name of L.H.M. Corp which later became Mason Hill Holdings, Inc. The Company is engaged in two segments of the beverage industry: (i) the functional beverage segment through our development and sale of non-alcoholic beverages to retail establishments and (ii) the craft brewing segment through our indirect interest in a World of Beer franchise restaurant that sells, among other items, beer to consumers. Our plan of operation during the next 12 months is to focus our management’s attention on the non-alcoholic single serving beverage business, developing and marketing milk based products in two fast growing segments: sports recovery and functional dairy. Our indirect subsidiary, Attitude Beer Holding Co. (“ABH”), which is now owned by our majority-owned subsidiary Harrison, Vickers and Waterman Inc. (“HVWC”), is a 51% owner of a World of Beer franchise restaurant located in Connecticut and intends to establish additional franchise restaurants in other locations in Connecticut and the greater Boston area.

On September 19, 2007, the Company acquired Attitude Drink Company, Inc., a Delaware corporation (“ADCI”), under an Agreement and Plan of Merger (“Merger Agreement”) among Mason Hill Holdings, Inc. (“MHHI”) and ADCI. On September 30, 2007, the Company changed its name to Attitude Drinks Incorporated. Its wholly owned subsidiary, ADCI, was incorporated in Delaware on June 18, 2007. On December 1, 2014, the Company formed Attitude Beer Holding Co. (“ABH”), its second subsidiary company, in the state of Delaware which was sold to HVWC in April 2015. The Company’s principal executive offices are located at 11231 U. S. Highway 1, #201, North Palm Beach, Florida 33408. The telephone number is 561-227-2727. The Company’s common stock shares (PINK:ATTD) began trading June 2008. The Company's fiscal year end is March 31.

On December 24, 2014, New England WOB, LLC (“NEWOB”), Attitude Beer Holding Co.(”ABH”), Attitude Drinks Incorporated (“Attitude”), Glenn E. Straub (“Straub”) and James D. Cecil (“Cecil”) entered into a joint venture agreement. NEWOB entered into an Area Development Agreement with World of Beer Franchising, Inc which is in the business of entering into franchise agreements with third parties to own and operate World of Beer themed bar/restaurants. NEWOB developed a World of Beer franchise in Stamford, Connecticut as well as West Hartford, Connecticut. ABH was granted the right to participate in any World of Beer franchise that NEWOB proposes to develop. ABH has the option to become a 51% of any new World of Beer franchise for the contribution of 100% of the budgeted development costs of developing such new World of Beer franchise locations. NEWOB will manage the operations of each World of Beer franchise location. The financial results of each World of Beer franchise location will be consolidated into the overall results of HVWC which in turn will be consolidated into the overall results of Attitude while Attitude owns the majority ownership of HVWC. All applicable minority interest related items will be recorded for proper consolidations and reported results for Attitude’s consolidated financial statements.

On the same December 24, 2014 date, ABH purchased 51% of the West Hartford, Connecticut World of Beer franchise location and obtained an option for two years to purchase 51% of the Stamford, Connecticut World of Beer franchise location that was opened earlier in 2014. That option has not been exercised.

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

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

From the formation of ABH on December 1, 2014 until April 21, 2015, we were the majority holder of the outstanding equity of ABH (we held 87.5% of the outstanding common stock of ABH, and Alpha and Tarpon Bay held 9.9% and 2.6%, respectively, of the outstanding common stock of ABH) and the active manager of ABH. Accordingly for the three months ended June 30, 2015, the financial results of ABH were consolidated into our overall financial statements with the recording of any minority interest related activities through April 21, 2015. Since the Company was the majority owner of HVWC at April 21, 2015 the consolidated financial results of HVWC which includes ABH were consolidated into the overall results of the Company with the recording of any minority interest related activities.

(b)	Basis of Presentation/Going Concern:

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements of the Company contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2015 and 2014 and the results of its operations and cash flows for the three month periods ended June 30, 2015 and 2014. The significant accounting policies followed by the Company are set forth in Note 3 to the Company’s consolidated financial statements included in its Annual Report on Form 10-K for the year ended March 31, 2015. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America ("U.S. GAAP").

The results of operations for the three month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the accounts of Attitude Drinks Incorporated and its wholly-owned subsidiary, Attitude Drink Company, Inc. In addition, the Company consolidates 100% of the financial results of its other majority owned corporation, HVWC, which owns 100% of ABH. ABH is the majority owner of West Hartford WOB, LLC that owns the West Hartford, Connecticut World of Beer franchise location. All material intercompany balances and transactions have been eliminated as well as all related minority interest transactions have been recorded for proper consolidations and reporting.

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company for the three months period ended June 30, 2015 had a working capital deficit of ($20,217,445) as of June 30, 2015 and has incurred losses to date resulting in an accumulated deficit of ($36,820,173), including derivative income and expense. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and pay its liabilities when they come due. Management’s plan includes obtaining additional funds by debt and/or equity financings; however, there is no assurance of additional funding being available.

(c)	Use of Estimates:

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

(d)	Business Segment and Geographic Information:

The Company currently operates in one dominant industry segment that it has defined as the sports-recovery drink industry.  However, its next two products will enter into the functional milk category. Presently, there is no international business, although the Company may pursue the sale of its products in international markets during the next fiscal year. In addition, the first World of Beer franchise location in Connecticut opened in late January, 2015, and two other locations in the New England areas are expected to open in the spring of 2006. Other franchises will be opened in 2016 based on available financing capital.

(e)	Cash and Cash Equivalents:

The Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

(f)	Real Estate Loans Receivable and Related Promissory Note Payable

At April 21, 2015, the Company recorded HVWC’s purchased real estate loans as well as certain assets in the form of real estate loans (the “Loans”).  The purchase price was paid by HVWC via the issuance of a secured promissory note in the principal amount of $1,800,000 (the “Note”) due March 31, 2015.

Four loans, $1,800,000 in aggregate, were purchased with one loan of $180,000 being collected during the interim period ending December 31, 2013.  The remaining three loans of $520,000, $550,000 and $550,000 were issued on April 2, 2013, May 15, 2013 and July 15, 2013, respectively. They all bear interest at 12% per annum and are due one year from the date of issuance. The loans are secured by a first lien.

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

The Note is secured by a Pledge Agreement whereby the proceeds of the Loans are pledged as security for the repayment of the Note. During the interim period ended December 31, 2013, the Company received payment on and paid down $330,000 of the Loans. The $550,000 loan was reduced to $400,000 during the year ended June 30, 2014 with a corresponding reduction in the promissory note payable. The balance of $400,000 is being disputed by the property owner, but the Company is fully insured by Title Insurance for this amount.

On February 10, 2015, the note for $520,000 was fully repaid.

The current balance outstanding is $950,000. The Company plans to discontinue these operations and will eliminate these balances in September 2015.

(g)	Inventories:

Inventories, as estimated by management, currently consist of finished goods for Phase III products as well as start-up inventory for the World of Beer franchise location in West Hartford, Connecticut and are stated at the lower of cost on the first in, first-out method or market. The inventory is comprised of the following:

	June 30, 2015	March 31, 2015
	(unaudited)

World of Beer	$81,048	$88,235
Finished goods-Phase III	115,735	116,901
Less: Reserve for abandonment	(2,339)	(2,339)
Less: Reserve for obsolescence	(90,000)	(90,000)
Total inventories	$104,444	$112,797

(h)	Fixed Assets:

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

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

	June 30, 2015	March 31, 2015
	(unaudited)
Attitude Drink Company (a)	$58,336	$58,336
World of Beer:
Audio Visual	82,635	82,635
Bar furniture and equipment	198,836	198,836
Computer equipment	48,839	48,839
Leasehold improvements	489,812	490,964
Coolers	59,832	59,832
Millwork	69,000	69,000
Other	74,248	73,805

Total gross fixed assets	1,081,538	1,082,247
Less accumulated depreciation	(105,651)	(69,106)

Net fixed assets	$975,887	$1,013,141

(a) Net of reserve for abandoned furniture for $3,290

Depreciation expense for the three months ended June 30, 2015 was $36,545.

(i)	Goodwill

Goodwill represents the increase in the consideration paid over the fair value of HVWC’s consolidated assets being acquired by the Company on the acquisition date as set forth in the Statement of Financial Accounting Standard ASC 350 Intangibles- Goodwill and Other and ASC 850 Subsequent Accounting and Disclosure for Goodwill. In order to fairly value the enterprise, the following assumptions were made for a base case:

a.          The Company would open another three World of Beer franchises. One would open October 1, 2015, and the other two would open on April 1, 2016;

b.          Operating results would be predicated on 80% of the existing World of Beer location in West Hartford, Connecticut;

c.          Discounted cash flow model through 2022 was used ;

d.         15% discount rate was used.

After the base case was quantified, various scenarios using 20% required rate of returns and 75% of operating results were quantified. After equal weighting of all these scenarios, it was determined that goodwill was worth $4,038,945 at June 30, 2015 as follows:

Value of enterprise	$4,841,801
Add: Negative net equity
Of company	20.764
Intercompany eliminations	20,665
Less: Incremental debt acquired	(844,285)

Goodwill	$4,038,945

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

(j)	Capitalized Pre-Opening Expenses – World of Beer

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

	June 30,	March 31,
Propery Description	2015	2015
	(unaudited)
Pre-opening labor costs	$66,734	$66,734
Franchise fees	45,000	45,000
Training fees	28,857	28,857
Legal fees	22,615	22,615
Start-up costs	19,557	19,557
Other	25,182	25,181
Accumulated amortization	(9,122)	(3,885)

Total	$198,823	$204,059

Amortization expense amounted to $5,236 for the three months ended June 30, 2015.

(k)	Deferred Financing Costs

Deferred financing costs represent fees associated with the debt issuances for the merger with Attitude Beer as follows:

	June 30,	March 31,
	2015	2015
	(unaudited)
Legal fees associated with April 21, 2015 merger	$35,000	$-
Value of Preferred Series A shares associated with financing	40,089	-
Total costs	$75,089	$-
Less amortization	(7,200)	-
Net deferred assets	$67,889	$-

All deferred financing costs are being amortized over the length of the financing, being two years. Amortization expense recorded for the three months ended June 30, 2015 was $7,200.

(l)	Trademarks:

Trademarks consist of costs associated with the acquisition and development of certain trademarks. Trademarks,

when acquired, will be amortized using the straight-line method over 15 year. The following table summarizes the components of the Company’s trademarks:

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

	June 30, 2015	March 31, 2015
	(unaudited)
Trademark costs	$32,151	$32,151
Less accumulated amortization	(27,689)	(27,614)
Total Trademarks - Net	$4,462	$4,537

Amortization expense amounted to $75 for the three months ended June 30, 2015.

(m)	Investment in HVWC

During April 21, 2015, we purchased 87,990,000 shares of HVWC’s Common Stock from HVW Holdings LLC at a price of $65,000, thereby making us the majority owner of HVWC. We will consolidate 100% of HVWC’s financial results with the recording of applicable consolidations and minority interest eliminations.

(n)	Impairment of Long-Lived Assets:

Our long-lived assets consist principally of goodwill, trademarks, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

(o)	Financial Instruments:

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

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks. However, we have entered into certain other financial instruments and contracts, such as debt financing arrangements, redeemable preferred stock arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty. As required by the FASB Accounting Standards Codification, these instruments, prior to February 21, 2013, were not required to be carried as derivative liabilities, at fair value, in our financial statements as we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative. We believed that fair value measurement of the various hybrid convertible promissory notes financing arrangements prior to February 21, 2013 provided a more meaningful presentation of that financial instrument.

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

All cash and cash equivalents are considered Level 1 measurements for all periods presented. We do not have any financial instruments classified as Level 2. We have recorded a conversion feature liability in regards to convertible notes issued which are Level 3 and are further described below in note 3.

The Company carries cash and cash equivalents, inventory, and accounts payable and accrued expense at historical cost which approximates the fair value because of the short-term nature of these instruments.

(p)	(Loss)/Income Per Common Share:

Our basic loss per common share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that diluted loss per common share includes dilutive common stock equivalents, using the treasury stock method, and assumes that the convertible debt instruments were converted into common stock upon issuance, if dilutive. For the three months ended June 30, 2015 and 2014, respectively, potential common shares arising from the our stock warrants, stock options, convertible preferred stock and convertible debt and accrued interest payable amount to 17,690,385,577 as we cannot exceed our authorized 20,000,000,000 shares and 5,767,005,538 shares for 2014 and were not included in the computation of diluted loss per share because their effect was anti-dilutive.

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

(q)	Recent Accounting Pronouncements Applicable to the Company:

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In August, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern for one year from the date of completion of the audit.

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

Note 1.	Organization, Basis of Presentation and Significant Accounting Policies (continued)

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

Note 2.	Accrued Liabilities:

Accrued liabilities consist of the following as of June 30, 2015 and March 31, 2015:

	2015	2014
	(Unaudited)

Accrued payroll and related taxes	$2,288,951	$3,719,785
Accrued interest payable	1,932,873	1,846,857
Accrued marketing program costs	580,000	580,000
Accrued professional fees	134,220	108,640
Accrued board of directors' fees	251,792	242,792
Accrued World of Beer expenses	120,650	-
Accrued consulting expenses	124,372	124,372
Other expenses	95,853	135,318

Total Accrued Liabilities	$5,528,711	$6,757,764

Note 3.	Derivative Liabilities:

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

Note 3. Derivative Liabilities (continued):

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2015:

Fair Value Measurements at June 30, 2015
		Quoted	Significant
	Total	Prices in	Other	Significant
	Carrying	Active	Observable	Unobservable
	Value at	Markets	Inputs	Inputs
	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Conversion feature liability	$6,400,232	$-	$-	$6,400,232

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

As of June 30, 2015, there were no transfers in or out of level 3 from other levels in the fair value hierarchy. Starting with the consolidated convertible notes payable as of February 21, 2013, we used a new lattice valuation model which required the embedded derivatives to be bundled and valued as a single compound embedded derivative, bifurcated from the debt host and treated as a liability at fair value.

Note 4.	Short-term Bridge Loans:

Summary of short-term bridge loan balances is as follows:

	June 30, 2015	March 31, 2015
	(Unaudited)

April 14, 2008 (a)	$60,000	$60,000
August 5, 2008 (b)	55,000	55,000

Total	$115,000	$115,000

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

On January 15, 2009, the Company extended the term on the note from December 15, 2008 to April 30, 2009. As of December 31, 2012, this note was considered in default for non-payment. The debt holder is a board director and will exchange the note for Series C Convertible Preferred Stock in August, 2015.

Note 5	Convertible Notes Payable:

All convertible notes payable are recorded at fair value as prescribed by the FASB Accounting Standards Codification. Convertible debt carrying values consist of the following:

		Fair Value Amounts
Outstanding		June 30,	March 31,
Face Value		2015	2014
		(unaudited)
$5,452,892	Converitlbe Note Financing due February 21 2015 (a), (1)	$5,419,270	$5,413,574
105,575	Convertible Note Financing due December 31, 2014 (b), (2)	105,575	605,520
550,000	Convertible Note Financings due from January 30, 2015 through October 31, 2016 ($25,000 due each month) (2-i)	550,000
37,000	Convertible Note Financing due June 7, 2014 (c), (3)	37,000	37,000
2,174,167	HVWC Convertible Note Financing due April 21, 2017 (d), (4)	237,843	1,204,500
27,500	Convertible Note Financing due May 13, 2015 (e), (5)	19,800	35,200
20,000	Convertible Note Financing due December 22, 2016 (f), (6)	20,000	20,000
20,750	HVWC Convertible Note Financing due December 31, 2016 (g), (7)	20,750	-
58,500	Convertible Note Financing due January 14, 2017 (h), (8)	58,500	58,500
96,628	HVWC Convertible Note Financing due April 1, 2017 (i), (9)	96,628	-
	Less discount on convertible notes	(196,499)	(196,499)
$8,543,012	Total convertible notes payable (10)	$6,368,867	$7,177,795

(1) All previous convertible notes prior to February 21, 2013 were surrendered to the Company through a February 21, 2013 exchange agreement whereas the Company issued new face value consolidated notes per debt holder for a total amount of $5,020,944, $350,000 face value in new notes for the surrender of 425,003 Class A warrants plus $121,327 in a new note for work rendered for this consolidated financing for a grand total of $5,492,271. The principal amount of the above $5,452,892 balance equals the original $5,492,271 total financing plus new allonges issued after that date less conversions.

(2) Monthly retainer fee to our outside financial consulting firm of $25,000 face value from December, 2012 through December 31, 2015 less conversions. (2-i) Continued $25,000 monthly retainer fees from January 30, 2015 through October 31, 2016 less conversions.

(3) Retainer fee to our previous legal counsel of $37,000 face value issued June 7, 2013.

(4) HVWC issued two convertible notes payable, one for $554,792 and another one for $1,619,375 on April 21, 2015 with a maturity date of April 21, 2017 at an interest rate of 10%.

(5) Issued convertible note for $35,200 on May 13, 2014 less conversion of $7,700.

(6) Issued convertible note for $20,000 on December 12, 2014 for past due services.

(7) HVWC issued two convertible notes on May 8, 2015, one for $13,250 and the other one for $7,500 at an interest rate of 10% with a maturity date of May 8, 2015.

(8) Issued three convertible notes for $13,500, $13,500 and $31,500 to three different accredited investors on January 14, 2015.

Note 5 –  Convertible Notes Payable (continued):

(9) HVWC issued nine small convertible notes to the same accredited investor as all notes have a maturity date of April 1, 2017.

(10) The consolidated notes required a new lattice valuation model that required the recording of a discount that will be amortized (accretion) over the life of the convertible notes payable.

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

Long-term Convertible Debt Maturities:

Annual maturities of long-term outstanding convertible debt (face value) as of June 30, 2015 are as follows:

Face Value
Years ending March 31,	$ Amount
2016	$6,011,467
2017	2,434,917
2018	96,628
2019	-
2020	-
thereafter	-

$8,543,012

Note 5 –  Convertible Notes Payable (continued):

(a)	February 21, 2013 Consolidated Convertible Notes

On February 21, 2013, all previous convertible notes payable with outstanding balances totaling $5,020,944 were surrendered by the debt holders to the Company through exchange agreements whereas the Company issued one consolidated note to each debt holder for the total outstanding convertible note amounts. In addition and on the same date, all outstanding Class A warrants associated with these convertible note payables totaling 425,003 Class A warrants were surrendered by the debt holders to the Company in which the Company issued additional convertible notes payable for the total amount of $350,000. All applicable 364 Class B warrants were cancelled as well. Both the surrendered convertible notes payable for $5,020,944 and warrants for $350,000 were combined into one new convertible note payable per debt holder for a grand total of $5,370,944. All of these consolidated notes contain the same terms, maturity dates and conversion criteria and replace all terms, conditions and conversion criteria contained in the surrendered notes. These notes have a maturity date of February 21, 2015 and an interest rate of 4%. They are in default. The Company is working with each debt holder to extend the maturity date as well as implementing in 2015 a debt restructuring program to address such issues. During the month of August, 2015, the Company was successful in reducing a total of approximately $4.1 million of the total outstanding amount with the three largest debt holders by exchange close to one half of the total to Series C Convertible Preferred Stock with the other one half to be written off the books as a gain on the profit/loss statement. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the Common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $10.00. Each conversion submitted by a holder must be at least the lesser of (i) $10,000 of principal and interest or (ii) the balance due on the note. In addition, another new convertible note was issued for $121,327 to one of the accredited debt holders for their efforts in assisting the Company with these consolidated notes, warrants and modifications. The amount was determined at 5% of the then outstanding balance of all the convertible notes payable held by the debt holder. This note is identical to the above notes for the terms, conversion criteria and maturity date. No accrued interest payable amounts were added to these new notes. A total of $806,879 in principal and $193,214 in accrued interest were converted into shares of common stock from February 21, 2013 through June 30, 2015. In addition, additional allonge financings were added as follows:

TABLE FOR ADDED ALLONGES

	ALLONGE	$
DATE	#	AMOUNT

4/11/2013	8	$71,500
6/5/2013	9	88,000
6/21/2013	10	88,000
7/23/2013	11	82,500
8/8/2013	12	110,000
9/18/2013	13	110,000
10/28/2013	14	55,000
11/15/2013	15	55,000
2/11/2014	16	55,000
5/2/2014	17	27,500
7/11/2014	18	25,000

	TOTAL	$767,500

Note 5 –  Convertible Notes Payable (continued):

(b) Monthly $25,000 Retainer Fee Convertible Notes

We issue each month a convertible note for $25,000 to Southridge Partners II LP as part of their consulting fees. Previously issued convertible notes from August, 2012 through November, 2012 were consolidated in the above February 21, 2013 convertible note. From December, 2012 through June, 2015, we issued $25,000 monthly convertible notes for a total of $775,000. All of these notes have maturity dates from December 31, 2014 to October 31, 2016. The Company is working with the debt holder to extend the maturity dates of these convertible notes and was successful in reducing the total convertible notes by approximately $641,000 of the total through the issuance of close to one half of the total to Series C Convertible Preferred Stock and the write off of the other one half amount to a gain on the profit/loss statement in August, 2015. The convertible notes can be converted into shares of Common Stock six months after issuance at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. Total conversions of $119,425 have been made for these convertible notes.

(c) June 7, 2013 Convertible Note

We issued a $37,000 convertible note on June 7, 2013 for past due services. The maturity date of this note is June 7, 2014, and the note is in default. The Company is working with the debt holder to extend the maturity date of this convertible note. The note maybe converted into shares of common stock after a six month holding period at a conversion price to equal the current market price multiplied by eighty percent (80%). Current market price means the average of the closing bid prices for the common stock for the five (5) trading days ending on the trading day immediately before the relevant conversion date. No conversions have been made on these notes.

(d) HVWC April 21, 2015 Convertible Notes

As part of the April 21, 2015 purchase by HVWC of ABH, previous ABH convertible notes that were issued for the financing of the World of Beer location in West Hartford, Connecticut were transferred into two newly issued convertible notes payable from HVWC, one for $1,619,375 and the other one for $554,792, for a total of $2,174,167. The notes have a maturity date of April 21, 2017 and an interest rate of 10%. The conversion price for the principal and interest shall be equal to the lesser of (i) $0.0025, or (ii) fifty percent (50%) of the lowest Closing Price of HVWC’s Common Stock for the thirty (30) Trading Days preceding the Conversion Price. There have been no conversions of these notes.

(e) May 13, 2014 Convertible Note

We issued a convertible promissory note to a new accredited investor for $35,200 with a maturity date of May 13, 2015 which is in default at an interest rate of 4%. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the twenty trading days preceding a conversion date but in no event greater than $.02. Each conversion submitted by the holder must be at least the lesser of (i) $1,000 of principal and interest or (ii) the balance due on the note. Conversion will be calculated to the hundredth of a penny (e.g. $0.0001). A conversion of $7,700 was made during the three months ended June 30, 2015. We will work with this investor to extend the maturity date.

Note 5 –  Convertible Notes Payable (continued):

(f) December 19, 2014 Convertible Note

We issued a convertible promissory note for past due services to an accredited investor for $20,000 with a maturity date of December 22, 2016 at an interest rate of 10%. The conversion price per share is equal to seventy-five percent (75%) of the average of the three lowest closing bid prices for the common stock as reported by Bloomberg L.P. for the principal market for the ten trading days preceding a conversion date but in no event greater than $.02. Debt holder is limited to conversions up to 4.99% of the outstanding shares of the Common Stock. No conversions have been made.

(g) HVWC April and May 2015 Notes

On April 27, 2015, HVWC issued a convertible note for $13,250 and another convertible note for $7,500 on May 8, 2015. Both have a maturity date of December 31, 2016 and an interest rate of 10%. The conversion price for the principal and interest shall be equal to the lesser of (i) $0.0025, or (ii) fifty percent (50%) of the lowest Closing Price of HVWC’s Common Stock for the thirty (30) Trading Days preceding the Conversion Price. There have been no conversions of these notes.

(h) January 14, 2015 convertible notes

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

(i) April 21, 2015 HVWC convertible notes

As part of the April 21, 2015 purchase of ABH by HVWC, certain HVWC’s convertible notes for a total of $96,628 were amended for the conversion price which is equal to the lesser of (i) $0.0025, or (ii) fifty percent (50%) of the lowest Closing Price of HVWC’s Common Stock for the thirty (30) Trading Days preceding the Conversion Price. The maturity date is April 1, 2017 with an interest rate of 10%. There have been no conversions of these notes.

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

Note 6. Non-convertible Notes payable (continued):

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

During the month of April, 2015, we entered into promissory notes with a current investor for individual notes of $7,500, $7,500 and $7,500 at no interest with maturity dates of April 3, 2016, April 17, 2016 and April 24, 2016. These notes are exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

During the month of May, 2015, we entered into promissory notes with a current investor for individual notes of $7,500, $16,500, $7,500, $7,500 and $7,500 at no interest with maturity dates of May 1, 2016, May 1, 2016, May 15, 2016, May 22, 2016 and May 29, 2016. These notes are exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

During the month of June, 2015, we entered into promissory notes with a current investor for individual notes of $7,500 and $7,500 at no interest with maturity dates of June 12, 2016 and June 26, 2016. These notes are exchangeable for an equal aggregate amount of notes of different authorized denominations, as requested by the holder surrendering the same.

Note 7. Loans payable (West Hartford WOB LLC):

A total of $50,660 is owed to the 49% owners of the West Hartford, Connecticut World of Beer location. These loans are due on demand and have a 5% interest rate. ABH will be making payments on these loans either via cash flows/profits or dividends as determined by our partners’ directions.

Note 8. Minority Interest

Attitude Drinks Incorporated owns 70% of HVWC, resulting in the recording of 30% minority interest transactions for proper consolidations and reporting. Attitude Beer Holding Co. which is owned by HVWC owns 51% of West Hartford WOB LLC which owns the World of Beer franchise store in West Hartford, Connecticut. We record 49% minority interest transactions for that venture.

Note 9. Stockholders’ Deficit:

a) Series A Preferred Stock:

The Company’s articles of incorporation authorize the issuance of 20,000,000 shares of preferred stock which the Company has designated as Series A Preferred (“Series A” and “Series A-1”), $.00001 par value.  Each share of Series A and A-1 is convertible into six shares of the Company’s common stock for a period of five years from the date of issue.  The conversion basis is not adjusted for any stock split or combination of the common stock.  Inasmuch as the Series A Convertible Preferred Stock has been outstanding for in excess of five years, it no longer has the right to convert into six shares of common stock for each one share of preferred stock. The Company must at all times have sufficient common shares reserved to effect the conversion of all outstanding Series A and A-1 Preferred. The holders of the Series A and A-1 Preferred are entitled to receive common stock dividends when, as, if and in the amount declared by the directors of the Company to be in cash or in market value of the Company’s common stock.  The Company is restricted from paying dividends or making distributions on its common stock without the approval of a majority of the Series A and A-1 holders. The Series A and A-1 are senior to the Common Stock and any other series or class of the Company’s Preferred Stock. The Series A and A-1 has liquidation rights in the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the holders of the Series A and A-1 then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its shareholders, before any payment or declaration and setting apart for payment of any amount shall be made in respect of any outstanding capital stock of the Company, an amount equal to $.00001 per share. The Company, at the option of its directors, may at any time or from time to time redeem the whole or any part of the outstanding Series A. Upon redemption, the Company shall pay for each share redeemed the amount of $2.00 per share, payable in cash, plus a premium to compensate the original purchaser(s) for the investment risk and cost of capital equal to the greater of (a) $2.00 per share, or (b) an amount per share equal to fifty percent (50%) of the market capitalization of the Company on the date of notice of such redemption divided by 2,000,000. We have evaluated our Series A Preferred Stock and determined these shares required equity classification because the number of shares convertible into common stock is fixed and reserved. Redemption of these preferred shares cannot be affected because of the Company’s stockholders’ deficit.

During the quarter ended September 30, 2009, 9,000,000 shares of Series A Preferred were granted to Roy Warren. We recorded a non-cash expense for $1,620,000 which is based on the then market price of $0.03 per common share times the convertible stock equivalents (9,000,000 preferred shares x 6 = 54,000,000 common stock equivalents). These shares have specific voting power in that Roy Warren has voting rights for the 54,000,000 common stock equivalents. The Board of Directors on September 4, 2009 approved an amendment whereas Section 2(A) of the Certificate of Designation is hereby declared in its entirety, and the following shall be substituted in lieu thereof-Rights, Powers and Preferences: The Series A have the voting powers, preferences and relative, participating, optional and other special rights, qualifications, limitations and restrictions as follows: Designation and Amount – Out of the Twenty Million (20,000,000) shares of the $0.00001 par value authorized preferred stock, 14,999,049 shares have been designated as shares of “Series A.

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

Note 9. Stockholders’ Deficit (continued):

(b) Common Stock Warrants:

As of June 30, 2015, the Company had 4,545,000 outstanding warrants at an exercise price of $0.0005. The warrants have an expiration date of December 24, 2019. No warrants were issued or exercised during the three months ended June 30, 2015.

(c) Common Stock:

At June 30, 2015, the Company had issued and outstanding 2,309,624,423 shares of common stock of which 30,244 shares are owned by our two officers.  Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the shareholders.  Holders of common stock have no cumulative voting rights.  In the event of liquidation, dissolution or winding down of the Company, the holders of shares of common stock are entitled to share, pro rata, all assets remaining after payment in full of all liabilities.  Holders of common stock have no preemptive rights to purchase our common stock.  There are no conversion rights or redemption or sinking fund provisions with respect to the common stock.  All of the outstanding shares of common stock are validly issued, fully paid and non-assessable.

COMMON STOCK ISSUED FROM APRIL 1, 2015 THROUGH JUNE 30, 2015

	# OF		$ DEBT	$ INTEREST	$
DATE OF	SHARES		AMOUNT	AMOUNT	CONVERSION
CONVERSION	ISSUED		CONVERTED	CONVERTED	PRICE

4/9/2015	65,625,000	(a)	$5,250	$-	$0.00008
4/16/2015	41,556,729	(b)	8,311		0.0002
4/17/2015	6,802,840	(b)	1,361		0.0002
4/20/2015	640,192,616	(c)	128,039		0.0002
4/17/2015	121,562,500	(a)	9,725		0.00008
4/30/2015	121,250,000	(a)	9,700		0.00008
5/20/2015	106,818,400	(a)	7,700	311	0.000075
6/8/2015	44,622,976	(c)	8,924		0.0002

(a) Conversion of convertible notes payable

(b) Payment for past due accounts payable as part of restructuring program

(c) Payment for past due accrued salaries as part of restructuring program

(d) Options Issued During the Three Months Ended June 30, 2015:

None

Note 10. – Certain Relationships and Related Transactions and Director Independence

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

Note 11.  Commitments and Contingencies:

We entered into an office lease for 3,333 square feet at our new office in North Palm Beach, Florida on January 3, 2013 with a lease term of three years with two years as renewable terms. Starting February 1, 2013, the minimum starting monthly base rent without sales tax was $1,602 plus monthly operating expense for $2,670 for a monthly total of $4,272. The lease provides for annual 3% increases throughout its term. Future minimum rental payments for the new office lease, based on the current adjusted minimum monthly amount of $4,370 and excluding variable common area maintenance charges, as of June 30, 2015, are as follows:

Years ending March 31,	Amount

2016	$39,430
2017	53,146
2018	44,730

We had a disagreement with the landlord and were forced to vacate the offices including some inventory and fixed assets. Our new mailing address is 11231 U.S. Highway 1, #201, North Palm Beach, Florida 33408. We are working on a solution with the landlord to resolve these problems. We are working in our home offices and have accrued rent expense for the three months ended June 30, 2015 for a total of $13,740.

Note 11.  Commitments and Contingencies (continued):

Lease of West Hartford, Connecticut World of Beer

Through the December 24, 2014 purchase of 51% of the West Hartford, Connecticut World of Beer property, the lease is for 4,163 square feet and was signed on May 16, 2014 for ten years with the option to extend the lease for two (2) additional periods of five (5) years each. The minimum starting monthly base rent was $10,754 with 3% increases annually. Future minimum rental payments for this lease, based on the current minimum monthly amount of $10,754, as of June 30, 2015, are as follows:

Years ending March 31,	Amount

2016	97,754
2017	133,196
2018	137,197
2019	141,308
2019	145,552
thereafter	795,932
$1,450,939

Rent expense recorded from April 21, 2015 through June 30, 2015 is $34,455

Production and Supply Agreements

On December 16, 2008, we signed a manufacturing agreement with O-AT-KA Milk Products Cooperative, Inc. for the production of our current products.  The manufacturer will manufacture, package and ship such products.  All products will be purchased freight on board (F.O.B) with the Company paying for the shipping costs.

Note 12 - Segment Reporting

The Company operates in two segments which are consistent with its internal organization. The major segments are beverage brand development and restaurant/tavern World of Beer franchise locations.

Revenues, expenses and assets not explicitly attributed to a segment are deemed to be unallocated.

See below for a summary:

Note 12 - Segment Reporting (continued)

ATTITUDE DRINKS INCORPORATED

SEGMENT REPORTING

JUNE 30, 2015

	Corporate
	Beverage
	Branding	Restaurant/
	Development	Tavern	Total

Net Revenues	$(1,419)	$872,853	$871,434

Cost of Goods Sold	504	241,237	241,741

Gross Margin	(1,923)	631,616	629,693

Operating Expenses	413,432	621,461	1,034,893

Other Income/(Expense)	1,160,245	(2,270,532)	(1,110,287)

Net Income (Loss) Before Minority Interest	892,936	(2,408,423)	(1,515,487)

Minority Interest	(5,336)	1,470,941	1,465,605

Net income/(Loss)	887,600	(937,482)	(49,882)

Total Current Assets	26,459	1,297,587	1,324,046

Total Assets	109,338	6,569,454	6,678,792

Total Liabilities	15,824,429	7,638,360	23,462,789

Note 12 - Segment Reporting (continued)

ATTITUDE DRINKS INCORPORATED

SEGMENT REPORTING

JUNE 30, 2014

	Corporate
	Beverage
	Branding	Restaurant/	Minority
	Development	Tavern	Interest	Total

Net Revenues	$21,907	$-	$-	$21,907

Cost of Goods Sold	20,849	-	-	20,849

Gross Margin	1,058	-	-	1,058

Operating Expenses	334,173	-	-	334,173

Other Income/(Expense)	(194,878)	-	-	(194,878)

Net Income (Loss) Before Minority Interest	(527,993)	-	-	(527,993)

Minority Interest	-	-	-	-

Net income/(Loss)	(527,993)	-	-	(527,993)

Total Current Assets	21,791	-	-	21,791

Total Assets	51,188	-	-	51,188

Total Liabilities	12,667,935	-	-	12,667,935

Note 13 – Subsequent Events

On July 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their July, 2015 consulting services.

On July 29, 2015, HVWC, which Attitude Drinks Incorporated is the majority owner, issued a convertible note in the amount of $80,000 with a maturity date of July 29, 2017 at an interest rate of 10% as well as 64,000 warrants with a life of 7 years and an exercise price of $0.0025.

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

Note 14 –           Subsequent Events (continued)

On August 18, 2015 and August 28, 2015, the Company filed a Form 8K for the exchange of notes payable and past due accrued salaries for shares of Series C Convertible Preferred Stock, warrants equating to the same number of common stock from conversions of Series C Convertible Preferred Stock as well as Additional Investment Rights to purchase same number of Series C Convertible Preferred Stock and corresponding warrants. A total of 4,265 shares of Series C Convertible Preferred Stock were issued for these debt exchanges. Total notes payable, accrued interest payable and accrued salaries and accrued payroll taxes in the approximate amount of $8,227,452 were taken off the Company’s records with approximately $3,933,051 that was moved to equity accounts for the Series C Convertible Preferred Stock transactions and $4,179,795 recorded of a gain from the debt restructuring program for the forgiveness of approximately one half of the past due liabilities.

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

On September 1, 2015, the Company issued a convertible note to Southridge Partners II LP for $25,000 for their September, 2015 consulting services.

On September 21, 2015, the Company issued 200,000,000 shares of common stock for the conversion of $10,000 or 10 shares of Series C Convertible Preferred Stock at a conversion price of $.00005.

On October 1, 2015, HVWC issued 6,664,820 shares of its common stock for the conversion of $9,670 principal debt and accrued interest of $6,992 at a conversion price of $.0025.

On October 8, 2015, the Company issued 160,000,000 shares of common stock for the conversion of $8,000 or 8 shares of Series C Convertible Preferred Stock at a conversion price of $.00005.

On October 8, 2015, the Company received $5,000 in which it will issue either a convertible note payable of Series C Convertible Preferred Stock.

On October 14, 2015, HVWC issued a convertible note for $78,000 with a maturity date of October 14, 2017 at an interest rate of 10%. In addition, HVWC issued a warrant for the right purchase up to a total of 62,400,000 shares of HVWC’s common stock.

On October 20, 2015, HVWC issued a convertible note for $35,000 with a maturity date of October 20, 2017 at an interest rate of 10%.

On October 27, 2015, HVWC announced the agreement to build another World of Beer franchise location in Cambridge, Massachusetts with operations planned to commence in spring 2016.

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

World of Beer is an organization of around 80 company owned and franchised craft taverns and growing in 20 states. Most World of Beer locations provide a selection of over 500 unique craft and imported beers, modern tavern fare spirits and craft cocktails and a complete entertainment experience including live music, sports viewing, seasonal and local celebrations and highly trained servers with in-depth beer knowledge. ABH’s first World of Beer location is located in West Hartford, Connecticut which opened in late January, 2015. The West Hartford location is a 4,000 square foot tavern and serves lunch and dinner daily and hosts live music performances on Friday and Saturday nights. New England World of Beer, LLC opened its first store in Stamford, Connecticut in 2014 as ABH has an option with a 2 years life to purchase 51% of this store as that option has not been exercised.

Celebrating the popularity of craft beer and its culture, ABH and New England WOB, LLC plan to develop and build other World of Beer franchises in key market areas in the state of Connecticut and in certain areas in Massachusetts with primary emphasis in the greater Boston areas. We have signed leases to build new stores in Milford, Connecticut and Cambridge Massachusetts with expectations for opening in spring of 2016. Depending on available financing and market conditions, we will seek other territories to expand in the future as well. New England World of Beer, LLC is an expert in commercial real estate development and restaurant/bar operations and management and has broad business experience as entrepreneurs, operators and developers, having managed numerous businesses and commercial real estate ventures. The planned stores will be built in areas where we believe these operations will command premium pricing and respectable profit margins.

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

Plan of Operations

We are continuing to seek other sources of financing to develop our business plan, implement our sales and marketing plan and to meet other operational expense requirements and to find and develop new World of Beer locations. Historically, we have had to rely on convertible debt financings to cover operating costs. Based on the available cash, we have no assurance that we will be able to obtain additional funding to sustain our limited operations. If we do not obtain additional funding, we may need to cease operations until we do so and, in that event, may consider a sale of the rights to our product line(s) and intangible assets such as our trademarks or a joint venture partner that will provide funding to the enterprise. We may also need to sell our interest in the World of Beer locations if we do not continue to obtain the proper financing for our needs. However, certain of our Attitude Drinks Incorporated convertible debt obligations totaling $6,251,467 and HVWC convertible debt obligations for $2,291,545 are secured by Attitude’s assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations.

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

Financial Instrument Valuation

In estimating the fair value of our derivative financial instruments that are required to be carried as liabilities at fair value pursuant to the FASB Accounting Standards Codification for the period ended June 30, 2015, we use all available information and appropriate techniques including outside consultants to develop our estimates. However, actual results could differ from our estimates.

Derivative Financial Instruments

We generally do not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, we have and will frequently enter into certain other financial instruments and contracts, such as debt financing arrangements and freestanding warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts or (iii) may be net-cash settled by the counterparty to a financing transaction.  As required by the FASB Accounting Standards Codification, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.  However, in the past, we were allowed to elect fair value measurement of the hybrid financial instruments, on a case-by-case basis, rather than bifurcate the derivative for all of our previous convertible notes up to February 21, 2013 when we issued new consolidated exchange convertible notes under different terms and language.  We believed that fair value measurement of the hybrid convertible promissory notes arising from our various financing arrangements provided a more meaningful presentation of that financial instrument; however, as just previously mentioned on February 21, 2013, we consolidated all the past outstanding convertible notes into new consolidated exchange notes that contained different language and eliminated many of the toxic elements listed in the old convertible notes.

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

Impairment of Long-Lived Assets

Our long-lived assets consist principally of intangible assets, and to a much lesser extent, furniture and equipment.  We evaluate the carrying value and recoverability of our long-lived assets when circumstances warrant such evaluation by applying the provisions of the FASB Accounting Standards Codification which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. We did note record any impairment expense for the three months ended June 30, 2015 and 2014.

Recent accounting pronouncements

In May 2014, the FASB issued the FASB Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). This guidance amends the existing FASB Accounting Standards Codification, creating a new Topic 606, Revenue from Contracts with Customer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

In August, 2014, the Financial Accounting Standards Board issued an ASU that contained guidance for the disclosure of uncertainties about an entity’s ability to continue as a going concern. There is no impact on the Company through the adoption of this update as the Company has always provided such required disclosures on doubt about the entity’s ability to continue as a going concern for one year from the date of completion of the audit.

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

RESULTS OF OPERATIONS

Revenues and Gross Margin

Revenues	6/30/2015	6/30/2014	$ Change	% Change

Phase III
Revenues	$(1,419)	$23,831	$(25,250)	-106.0%
Less returns and allowance	-	(1,924)	1,924	-100.0%
Net Revenues	(1,419)	21,907	(23,326)	-106.5%
Less cost of sales	504	20,849	(20,345)	-97.6%
Gross profit/(loss)	(1,923)	1,058	(2,981)	-281.8%

World of Beer
Revenues	888,784	-	888,784	N/M
Less comps	(14,965)	-	(14,965)	N/M
Less promotions	(966)	-	(966)	N/M
Net revenues	872,853	-	872,853	N/M
Less costs of sales	241,237	-	241,237	N/M
Gross profit/(loss)	$631,616	$-	$631,616	N/M

Total Net Revenues	$871,434	$21,907	849,527	3877.9%
Total costs of sales	241,741	20,849	220,892	1059.5%
Total gross profit/(loss)	$629,693	$1,058	$628,635	59417.3%

All revenues were generated in the United States. The increase in our revenues for the three months ended June 30, 2015 as compared to the prior three months ended June 30, 2014 is the result of opening the first World of Beer tavern in late January, 2015. Phase III revenues were lower for the three months ended June 30, 2015 mainly due to the fact that we no longer sell our products in the Florida Walgreens’ stores and the lack of adequate capital for proper advertising and promotional costs.

As part of opening and operating a new World of Beer location, we provided certain free complimentary drinks and services to customers in the amount of $14,965 for the three months ended June 30, 2015.

Based on available capital, we, on our own or through our subsidiaries, plan to increase our revenues during the next twelve months by implementing marketing and sales promotion programs to introduce our “Phase III® Recovery” drink to new markets in the 2015 and 2016 calendar years, developing a sales force, securing additional national distributors, expanding our products offering, developing and opening new World of Beer taverns, increasing our volume per outlet and implementing new grass roots marketing and sample programs.

The computation of the percentage of expenses to revenues is not meaningful at this time and is not representative of expected future operations.

Product and shipping costs for the Phase III products for the three months ended June 30, 2015 were less than the three months ended June 30, 2014 mainly due to the lower sales of the Phase III® Recovery products.

Operating Expenses

	6/30/2015	6/30/2014	$ Change	% Change

Attitude Drink Company Inc. and Attitude Drinks Incorporated
Salaries, taxes and employee benefit costs	$109,236	$169,023	$(59,787)	-35.4%
Consulting fees	75,000	75,000	-	0.0%
Other administrative and general expenses	42,626	46,588	(3,962)	-8.5%
Marketing and promotion expenses	2,574	9,464	(6,890)	-72.8%
Professional and legal fees	46,365	31,875	14,490	45.5%
Product development costs	-	400	(400)	-100.0%
Depreciation and amortization	15,121	1,823	13,298	729.5%

Total operating expenses	290,922	334,173	(43,251)	-12.9%

Harrison, Vickers and Waterman, Inc. and World of Beer
Administrative salaries	175,000	-	175,000	N/M
Restaurant/tavern salaries, taxes and employee benefit costs	259,387	-	259,387	N/M
Restaurant/tavern other administrative and general expenses	202,488	-	202,488	N/M
Other administrative and general expenses	33,705	-	33,705	N/M
Professional and legal fees	41,456	-	41,456	N/M
Depreciation and amortization	31,935	-	31,935	N/M

Total operating expenses	743,971	-	743,971	N/M

Consolidated operating expenses	$1,034,893	$334,173	$700,720	209.7%

Attitude Drink Company Inc. and Attitude Drinks Incorporated:

Administrative salaries, taxes and employee benefit costs

For the three months ended June 30, 2015, total expenses of $109,236 were lower by $59,787 (35.4%) over last year’s comparable figures of $169,023 mainly due to fewer employees caused by a lack of financing

Administrative consulting fees

Consulting fees of $75,000 for the three months ended June 30, 2015 were the same as last year’s figures. These fees relate to the use of an outside financial services consulting firm.

Other administrative and general expenses

For the three months ended June 30, 2015, total expenses of $42,626 were $3,962 (8.5%) less than last year’s comparable figures of $46,588 mainly due to decreased activities from a lack of financing. These expenses mainly relate to accrued rent expense for $13,740, board of directors accrued fees of $9,000, filing fees for $8,965 and telephone costs for $2,642.

Administrative marketing and promotion expenses

For the three months ended June 30, 2015, we incurred total administrative marketing and promotion expenses of $2,574 as compared to $9,464 for the three months ended June 30, 2014 for a decrease of $6,890 or (72.8%). This decrease was due primarily to the decision to spend fewer marketing dollars for the three months ended June 30, 2015 due to limited resources and capital.

Administrative professional and legal fees

These costs related to the use of outside legal, accounting and auditing firms. Total costs for the three months ended June 30, 2015 of $46,365 were $14,490 45.5% higher than the previous year’s comparable costs of $31,875 mainly due to the need for more legal services for the purchase of HVCW.

HVWC (World of Beer):

Administrative salaries

This represents the accrual of $175,000 for salaries of the former CEO and Sole Director, James Giordano. He believes he is owed these funds for his exit from HVCW. We disagree but have recorded the amount. We will address this issue as soon as practical.

Restaurant/tavern salaries, taxes and employee benefit costs

As this location was opened in late January, 2015, there are no comparable costs for 2014. These costs relate to all of the payroll and tax expenses for operating the West Hartford World of Beer location.

Restaurant/tavern other administrative and general expenses

These costs relate to the new World of Beer franchise location in West Hartford, Connecticut that opened in late January, 2015. The key expenses relate to: rent expense for $46,788, royalties to corporate World of Beer for $43,503, utility costs for $10,909, credit card processing fees for $13,220, disposal fees for $10,083, music and entertainment for $10,342, cleaning expense for $27,229 and the rest for other costs to operate the World of Beer facility. There are no comparable costs for 2014.

Professional and legal fees

These costs relate to the use of outside legal counsel and auditors for the corporate functions of HVWC. There are no comparable costs for 2014.

Depreciation and amortization

For the three months ended June 30, 2015, we recorded depreciation and amortization expense for $31,935 as there are no comparable costs for 2014. Most of the expense relates to the new World of Beer location that opened in late January, 2015 in West Hartford, Connecticut for the depreciable fixed assets and amortized deferred pre-opening expenses.

Other Income (Expense)

Interest income/(expense)

The following table summarizes the effects on our income (expense) associated with changes in the fair values of our financial instruments that are carried at fair value from the three months ended June 30, 2015 and the three months ended June 30, 2014:

	Three Months	Twelve Months
	ended	ended
	June 30, 2015	June 30, 2014
Our financing arrangements giving ris to derivative financial instruments and the income effects:

Total interest income/(expense) arising from fair value adjustments	$(241,930)	$739,749
Amortization of debt expense/accretion	(247,007)	(668,344)
Other interest expense	(195,581)	(266,283)
	$(684,518)	$(194,878)

Our financial instruments that are recorded at fair value will change in future periods based upon changes in our trading market price and changes in other assumptions and market indicators used in the valuation techniques.

Interest and Other Financing Costs:

We recorded interest expense for the three months ended June 30, 2015 for $(684,518) and interest expense for $(194,878) for the three months ended June 30, 2014 in connection with our debt obligations at interest rates from 10% to 15%.  The change of ($489,640) over the prior fiscal year was attributed to the recording of debt instruments at fair value (debt discount expense) due to the changes in the stock price. We recorded the amortization of debt discounts for $247,007 and $668,344 for the three months ended June 30, 2015 and 2014, respectively.

Gain from debt restructuring

For the three months ended June 30, 2015, we implemented a restructuring program to address certain past due accounts payable and accrued salaries. As a result, we issued 733,175,168 shares of restricted common stock to certain vendors and previous employees as part of their agreement to settle these past due amounts. As such, we were able to write off total payables in the amount of $1,759,545. As the original amounts were settled at reduced amounts for the value of the stock, we recognized a gain for this debt restructuring in the amount of $1,612,910.

Minority Interest

For the three months ended June 30, 2015, we recorded minority interest in the amount of $1,465,605 which represents the elimination of 49% profit of the West Hartford World of Beer location as well as 30% elimination for the loss of HVWC as these percentages represent minority ownership interests in both companies.

Net Loss

We reported a net loss for the three months ended June 30, 2015 of $(49,882) and a net loss of $(527,993) for the three months ended June 30, 2014.  The majority of the expenses for the three months ended June 30, 2015 related to salary related costs, consulting fees, general and administrative fees, professional and legal fees and recognition of interest expense reflecting the changes in the fair value of the convertible debts. Most of the costs incurred in the prior three months ended June 30, 2014 related to salary related costs, consulting fees, professional and legal fee and recognition of interest income reflecting changes in the fair value of the convertible debts.

Loss per Common Share Applicable to Common Stockholders

The Company’s basic and diluted loss per common share applicable to common stockholders for the three months ended June 30, 2015 was $(0.00), and the basic and diluted loss per common share for the prior three months ended June 30, 2014 was $(0.00). Because the Company experienced a net loss for the three months ended June 30, 2015, all potential common share conversions existing in our financial instruments would have an anti-dilutive impact on earnings per share; therefore, diluted loss per common share equals basic loss per common share for this period.  The weighted average common shares outstanding for the three months ended June 30, 2015 and 2014 were 2,011,266,510 and 338,533,990, respectively for the basic and diluted loss calculation.

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

Working Capital Needs and Major Cash Expenditures

We currently have monthly working capital needs of approximately $125,000 to $150,000.  This amount is, however, expected to increase in the next fiscal year, primarily due to the following factors:

☐      Increased employees, sales consultant and related travel costs

☐      Required interest payments on our convertible promissory notes payable

☐      Increased product development costs for new products, packaging and marketing materials

External Sources of Liquidity-External Debt Financing and Use of Common Stock for the three months ended June 30, 2015:

External Debt Financing:

On April 3, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On April 17, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On April 24, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 1, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 1, 2015, we issued a promissory note to Southridge Partners II LP in which we received $16,500.

On May 15, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 22, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On May 29, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On June 12, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On June 26, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

All of the net proceeds from the above financings were used for operations and working capital purposes.

The foregoing securities were issued in reliance upon an exemption from registration under Section 4(a)(2) and/or Regulation D of the Securities Act of 1933, as amended. All of the investors were accredited investors and/or had preexisting relationships with the Company, there was no general solicitation or advertising in connection with the offer or sale of securities, and the securities were issued with a restricted legend.

Information about our cash flows

	For the Three Months Ended
	June 30,	June 30,
	2015	2014
Cash provided by (used in):

Operating activities	$(43,849)	$(132,459)

Investing activities	$(132,615)	$-

Financing activities	$169,643	$112,200

For the three months ended June 30, 2015, we reported a net loss of $(49,882) which was affected by recording the fair value adjustment of the convertible notes for $241,930, amortization of debt discount for $247,007 and derivative expense of $2,038,679 offset by minority interest for $(1,465,605) and gain from debt restructuring for $(1,612,910). Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of equipment and operating expenses related to the opening of the World of Beer restaurant and tavern. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for net proceeds of $169,643.

For the prior three months ended June 30, 2014, we reported a net loss of $(527,993) which was affected by recording the fair value adjustment of the convertible notes for $(739,749), offset by the amortization of debt discount for $668,344 as well as changes in accounts payable and accrued expenses for $190,166. Cash flows generated from our operating activities were inadequate to cover our cash disbursement needs as we had to rely on new convertible debt financings and bridge loans to cover operating costs. Cash used by investing activities were attributed mainly to the purchase of a company vehicle. Cash provided by financing activities increased due to the proceeds from the issuance of additional convertible debt financings and short-term bridge loans payable for net proceeds of $112,200.

Defaults for Short-Term Non-Convertible Loans for the three months ended June 30, 2015:

At June 30, 2015, two short-term bridge notes for a total of $115,000 were past due. One of these notes is held by one of our Board of Directors and he exchanged his note for shares of Series C Convertible Preferred Stock in August, 2015. We are still trying to locate the other debt holder to extend the maturity date.

Debt restructuring program

For the three months ended June 30, 2015, we implemented a debt restructuring program whereas we issued restricted shares of common stock to vendors and previous employees for the reduction of our accounts and one note payable for $118,559 and accrued payroll liabilities by $1,640,986. Through this restructuring program, we were able to record a gain to our statement of operations for the three months ended June 30, 2014 for $1,612,910. In addition for the six months ended September 30, 2015, the restructuring program resulted in a year to date gain to the statement of operations for approximately $5,834,709 and a total reduction of notes and loans payables of approximately $5,079,480, salaries payable of $3,546,669, accrued interest payable for $1,288,483 and accounts payable of $137,959.

The following table sets forth various details of all convertible notes and short-term bridge loans including applicable interest and default rates for the three months ended June 30, 2015:

RECAP ANALYSIS OF ALL CONVERTIBLE NOTES PAYABLE

AND SHORT-TERM BRIDGE NON-CONVERTIBLE LOANS

FOR THE THREE MONTHS ENDED JUNE 30, 2015

Outstanding					(c)		Default	Accrued
Convertible		Issue		Default	$ Amount	Interest	Interest	Default
Note Amounts		Date	Due Date	Yes/No	Past Due	Rate	Rate	Interest

$5,452,892	(a)	February, 2013	2/21/2015	Yes (b)	5,452,892	4%	20%	-
$5,575		April, 2013	12/31/2014	Yes (b)	5,575	None	None	-
$25,000		May, 2013	12/31/2014	Yes (b)	25,000	None	None	-
$25,000		June, 2013	12/31/2014	Yes (b)	25,000	None	None	-
$37,000		June, 2013	6/7/2014	Yes (b)	37,000	None	None	-
$25,000		July, 2013	12/31/2014	Yes (b)	25,000	None	None	-
$25,000		August, 2013	12/31/2014	Yes (b)	25,000	None	None	-
$25,000		September, 2013	1/31/2015	Yes (b)	25,000	None	None	-
$25,000		October, 2013	2/28/2015	Yes (b)	25,000	None	None	-
$25,000		November, 2013	3/31/2015	Yes (b)	25,000	None	None	-
$25,000		December, 2013	4/30/2015	Yes (b)	25,000	None	None	-
$25,000		January, 2014	5/31/2015	Yes (b)	25,000	None	None	-
$25,000		February, 2014	6/30/2015	Yes (b)	25,000	None	None	-
$25,000		March, 2014	7/31/2015	No	-	None	None	-
$25,000		April, 2014	8/31/2015	No	-	None	None	-
$25,000		May, 2014	9/30/2015	No	-	None	None	-
$27,500		May, 2014	5/13/2015	Yes (b)	27,500	4%	20%	-
$25,000		June, 2014	10/31/2015	No	-	None	None	-
$25,000		July, 2014	11/30/2015	No	-	None	None	-
$25,000		August, 2014	12/31/2015	No	-	None	None	-
$25,000		September, 2014	1/31/2016	No	-	None	None	-
$25,000		October, 2014	2/28/2016	No	-	None	None	-
$25,000		November, 2014	3/31/2016	No	-	None	None	-
$25,000		December, 2014	4/30/2016	No	-	None	None	-
$20,000		December, 2014	12/22/2016	No	-	10%	20%	-
$25,000		January, 2015	5/31/2016	No	-	None	None	-
$13,500		January, 2015	1/14/2017	No	-	10%	20%	-
$13,500		January, 2015	1/14/2017	No	-	10%	20%	-
$31,500		January, 2015	1/14/2017	No	-	10%	20%	-
$25,000		February, 2015	6/30/2016	No	-	None	None	-
$25,000		March, 2015	7/31/2016	No	-	None	None	-
$13,250		April, 2015	12/31/2016	No		10%	10%	-
$25,000		April, 2015	8/31/2016	No		None	None	-
$96,628		April, 2015	4/1/2017	No		10%	10%	-
$2,174,167		April, 2015	4/21/2017	No		10%	10%	-
$25,000		May, 2015	9/30/2016	No		None	None	-
$7,500		May, 2015	12/31/2016	No		10%	10%	-
$25,000		June, 2015	10/31/2016	No		None	None	-

$8,543,012					$5,772,967

(a) Total amount includes total consolidated notes plus additional issued allonges.

(b) The Company is implementing a restruturing program and is working with the debt holders to extend the maturity dates. No presentation of defaults to the Company from the debt holders has occurred, thus no recording of default interest rates.

(c) Notes indicated in default are in default only because they are past due.

SHORT-TERM BRIDGE LOANS (d)
$60,000	April 14, 2008	Past due	Yes	$60,000	15%	$55,101
$55,000	August 5, 2008	Past due	Yes	$55,000	15%	67,155
$115,000	Total amount past due			$115,000		$122,256

(d) Notes indicated in default are in default because they are past due. One of the debt holders is a Board Director and has received shares of Series C Convertible Preferred Stock in August, 2015 as an exchange to eliminate the payable.

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

As of June 30, 2015, we had a total shareholders’ deficit of $16,783,997 and a working capital deficit of $20,217,445, compared to a total shareholders’ deficit of $16,942,378 and a working capital deficit of $17,997,151 at March 31, 2015. Cash and cash equivalents were $226,770 as of June 30, 2015 as compared to $233,591 at March 31, 2015. The main contributing factor to the working capital deficit was primarily attributable to the changes in the fair value calculations for the valuation of our convertible notes payable as well as changes in the derivative liabilities.

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

At June 30, 2015, we were in default on certain of our short-term bridge loans and convertible note payables.

At June 30, 2015, we were in default on short term bridge notes totaling $115,000 in principal. One of the two note holders is on our Board of Directors and has exchanged his notes payable during August, 2015 into shares of Series C Convertible Preferred Stock. We continue to locate the other note holder which we have been doing for some time. The remedy for default under the notes is acceleration of principal and interest due thereunder. In addition, we were in default on certain convertible note payables in the total amount of $5,772.967. We implemented a restructuring program in August, 2015 and will work with our investors to extend these maturity dates. There is no assurance that we will be able to continue to extend these obligations. Penalties for default under our convertible notes include but are not limited to acceleration of principal and interest and default interest rates from 15% up to 20%.

Defaults on these obligations could materially adversely affect our business operating results and financial condition to such extent that we may be forced to restructure, file for bankruptcy, sell assets or cease operation. Further, certain of these obligations are secured by our assets. Failure to fulfill our obligations under these notes and related agreements could lead to the loss of these assets, which would be detrimental to our operations. Our main assets relate to ABH’s assets in the World of Beer location in West Hartford, Connecticut. If we lose those assets, we would have a very difficult time conducting our business.

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

ABH’s restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal and state minimum wage rates increase, ABH may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care mandates could also increase its labor costs. This, in turn, could lead it to increase prices which could impact its sales. Conversely, if competitive pressures or other factors prevent ABH from offsetting increased labor costs by increases in prices, its profitability may decline. In addition, the current premiums that ABH pays for its insurance (including workers' compensation, general liability, property, health, and directors' and officers' liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that ABH actually experiences under its workers' compensation and general liability insurance, for which it carries high per-claim deductibles, may also increase at any time, thereby further increasing its costs. Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
•	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and
59

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The majority of the outstanding shares of our common stock held by present stockholders are ”restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. The SEC has recently adopted amendments to Rule 144, which became effective on February 15, 2008 and applies to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock or warrants for at least six months would be entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding, a sale and (ii) we have been current with the Exchange Act periodic reporting requirements for at least twelve months before the sale.

Persons who have beneficially owned restricted shares of our common stock or warrants for at least six months but who are our affiliates at the time of, or at any time during the three months preceding, a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed 1% of the total number of shares of our common stock then outstanding, which would equal 23,096,244 shares of our common stock immediately after this offering, for a company trading on the pink sheets or Over-the-Counter Bulletin Board such as us.

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
60

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

Sales of a substantial number of shares of common stock into the public market, or the perception that such sales could occur, could substantially reduce our stock price in the public market for our common stock and could impair our ability to obtain capital through a subsequent financing of our securities. We have 2,309,624,423 shares of common stock outstanding as of June 30, 2015 of which 2,309,593,853 shares are held by non-affiliates. Further, we have outstanding convertible notes in the face value of $8,543,101 (includes HVWC notes) which may be converted into shares of common stock at a maximum conversion price of $.02. Generally, the holders of the securities convertible or exercisable into our common stock may be able to sell the common stock issued upon conversion or exercise after a six month holding period under Rule 144 adopted under the Securities Act of 1933 (as amended, the “Securities Act”). As such, you should expect a significant number of such shares of common stock to be sold. Depending upon market liquidity at the time our common stock is resold by the holders thereof, such re-sales could cause the trading price of our common stock to decline. In addition, the sale of a substantial number of shares of our common stock, an anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using framework similar to criteria referenced in the initial steps of the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of the three months ended June 30, 2015.

A material weakness is a significant deficiency (as defined in the Public Company Accounting Oversight Board’s Auditing Standard No. 2), or a combination of significant deficiencies, that results in reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of our internal controls over financial reporting, management determined that there were control deficiencies as of the three months ended June 30, 2015 that constituted material weaknesses, as described below.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended June 30, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, the Company issued a total of 1,148,431,061 shares of common stock for the conversions of $32,375 of principal of convertible notes payable and $311 of related accrued interest to note holders of the Company pursuant to the terms of the note instruments as well as for the exchange of old accounts payable and accrued payroll salaries for a total of $146,636.

On April 3, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On April 17, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On April 24, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 1, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 1, 2015, we issued a promissory note to Southridge Partners II LP in which we received $16,500.

On May 15, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500.

On May 22, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On May 29, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On June 12, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

On June 26, 2015, we issued a promissory note to Southridge Partners II LP in which we received $7,500

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

Item 3. Defaults on Senior Securities

As of June 30, 2014, we were in default in paying the April 14, 2008 short-term bridge loan with principal balance of $60,000 and the August 5, 2008 short-term bridge loan with principal balance of $55,000 for a total of $115,000. The $55,000 debt was exchanged for shares of Series C Convertible Preferred Stock in August, 2015. We are working on the extension of the due dates for these debts although there is no guarantee that we will obtain such extensions.

In addition, we were in default in a total of $5,772,965 of convertible note payables. We implemented a restructuring program in August, 2015 that addresses most of the above amount in which we exchanged certain notes and accrued interest for Series C Convertible Preferred Stock. We are working with the other debt holders to extend the maturity date or do similar preferred stock exchanges.

Item 4. Mine Safety Disclosures - None

Item 5. Other Information

See Note 13 – “Subsequent Events” of Note to Condensed Consolidated Financial Statements for additional disclosure data on events occurring after the date of the financial statements included herein.

Item 6, Exhibits and Financial Statement Schedules

The exhibits listed in the accompanying Exhibit Index are filed, furnished or incorporated by reference as part of this Quarterly Report on Form 10-Q.

Exhibit		Incorporated	Filed
No.	Documents Description	By Reference	Herewith
(10)(97)	Promissory Note dated April 1, 2015	(25)
(10)(98)	Promissory Note dated April 3, 2015	(25)
(10)(99)	Promissory Note dated April 17, 2015	(25)
(10)(100)	Certificate of Designations of Series B Convertible Preferred Stock of Harrison	(24)
	Vickers and Waterman Inc. as Exhibit 4.1 to the Company's Form 8-K filed on
	April 27, 2015
(10)(101)	Warrant issued to Attitude Drinks Incorporated as Exhibit 4.2 to the	(24)
	Company's Form 8-K filed on April 27,2015
(10)(102)	Secured Convertible Note due 2017 issued to Alpha Capital Anstalt as Exhibit 4.3	(24)
	to the Company's Form 8-K filed on April 27,2015
(10)(103)	Secured Convertible Note due 2017 issued to Tarpon Bay Partners LLC as Exhibit 4.4	(24)
	to the Company's Form 8-K filed on April 27, 2015
(10)(104)	Additional Investment Right issued to Alpha Capital Anstalt as Exhibit 4.5	(24)
	to the Company's Form 8-K filed on April 27,2015
(10)(105)	Additional Investment Right issued to Tarpon Bay Partners LLC as Exhibit 4.6	(24)
	to the Company's Form 8-K filed on April 27,2015
(10)(106)	Asset Purchase Agreement dated as of April 21, 2015 by and between Harrison	(24)
	Vickers and Waterman Inc., Attitude Drinks Incorporated, Alpha Capital Anstalt and
	Tarpon Bay Partners LLC as Exhibit 10.1 to the Company’s From 8-K filed on
	April 27, 2015.
(10)(107)	Pledge Agreement dated as of April 21, 2015 by and between Attitude Drinks Incorporated	(24)
	and Tarpon Bay Partners LLC as collateral agent on behalf of Alpha Capital Anstalt
	and Tarpon Bay Partners LLC as exhibit 10.2 to the Company's Form 8-K filed on
	April 27, 2015.
(10)(108)	Security Agreement dated as of April 21, 2015 among Harrison Vickers and Waterman	(24)
	Inc., each subsidiary of Harrison Vickers and Waterman Inc. and Tarpon Bay Partners
	LLC as collateral agent as Exhibit 10.3 to the Company's Form 8-K on April 27, 2015
(10)(109)	Guaranty dated as of April 21, 2015 entered into by Attitude Beer Holding Co. for the	(24)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.4 to the
	Company's Form 8-K filed on April 27,2015
(10)(110)	Guaranty dated as of April 21, 2015 entered into by Attitude Drinks Incorporated for the	(24)
	benefit of Alpha Capital Anstalt and Tarpon Bay Partners LLC as Exhibit 10.5 to the
	Company's Form 8-K filed on April 27,2015
(10)(111)	Exchange Agreement dated as of April 21, 2015 by and among Attitude Beer Holding	(24)
	Co., Attitude Drinks Incorporated, Alpha Capital Anstalt and Tarpon Bay Partners
	as exhibit 10.6 to the Company's Form 8-K filed on April 27, 2015
(10)(112)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(24)
	Attitude Drinks Incorporated as exhibit 10.7 to the Company's Form 8-K on April
	27, 2015
(10)(113)	A Warrant issued to Alpha Capital Anstalt as exhibit 99.1 to the Company's Form	(24)
	8-K on April 27, 2015
(10)(114)	Series A Warrant issued to Tarpon Bay Partners LLC as exhibit 99.2 to the Company's	(24)
	Form 8-K on April 27, 2015

(10)(115)	Purchase Agreement dated as of April 21, 2015 between HVW Holdings LLC and	(24)
	Alpha Capital Anstalt as exhibit 99.3 to the Company's Form 8-K on April 27, 2015
(10)(116)	Promissory Note dated April 24, 2015	(25)
(10)(117)	Promissory Note dated May 1, 2015	(25)
(10)(118)	Promissory Note dated May 1, 2015	(25)
(10)(119)	Promissory Note dated May 1, 2015	(25)
(10)(120)	Promissory Note dated May 15, 2015	(25)
(10)(121)	Promissory Note dated June 1, 2015	(26)
(10)(122)	Promissory Note dated May 22, 2015	(33)
(10)(123)	Promissory Note dated May 29, 2015	(33)
(10)(124)	Operating Agreement with Milford Craft, LLC May 29, 2015	(33)
(10)(125)	Promissory Note dated July 1, 2015	(33)
(10)(126)	Convertible Note for Harrison, Vickers and Waterman dated July 29, 2015	(33)
(10)(127)	Class A Common Stock Purchase Warrant for Harrison Vickers and Waterman July 29, 2015	(33)
(10)(128)	2015 Stock Incentive Plan August 12, 2015 Attitude Drinks Incorporated	(29)
(10)(129)	Corrected Restated Certificate of Incorporation July 31, 2015	(30)
(10)(130)	Certificate of Amendment to the Certificate of Designations, Powers, Preferences and	(30)
	Rights of Series A Convertible Preferred Stock August 7, 2015
(10)(131)	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock	(30)
	August 7, 2015
(10)(132)	Promissory Note dated August 1, 2015	(33)
(10)(133)	Form of Promissory Notes Warrant August 18, 2015	(31)
(10)(134)	Form of Promissory Notes Additional Investment Right August 18, 2015	(31)
(10)(135)	Form of Accrued Salary Warrant August 18, 2015	(31)
(10)(136)	Form of Accrued Salary Additional Investment Right August 18, 2015	(31)
(10)(137)	Form of Promissory Notes Exchange Agreement August 18, 2015	(31)
(10)(138)	Form of Accrued Salary Exchange Agreement August 18, 2015	(31)
(10)(139)	Promissory Note dated September 1, 2015	(33)
(10)(140)	Approval to file Amendment of Articles of Incorporation for Harrison, Vickers	(32)
	and Waterman Inc. to increase authorized shares of common stock from
	2,000,000,000 to 7,500,000,000
(10)(141)	Approval to file Amendment of Articles of Incorporation for Harrison, Vickers	(32)
	and Waterman, Inc. to change the name to Attitude Beer, Inc.
(10)(142)	Approval to adopt the 2015 Stock Incentive Plan of Harrison, Vickers and Waterman Inc.	(32)
(10(143)	Promissory Note dated October 1, 2015		X
(10)(144)	Convertible Note or Seriies C Convertible Preferred Stock issued for $5,000		X
(10)(145)	Convertible Note issued by HVWC for $78,000 including warrants on October 14, 2017		X
(10)(146)	Convertible Note issued by HVWC for $35,000 including warrants on October 20, 2017		X
(14)	Code of Ethics	*
(21)	Subsidiaries of Registrant		X
(31)(i)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(31)(ii)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14 (a),
	as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		X
(32)(1)	Certification of Chief Executive Officer and Chief Financial Officer pursuant
	to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
	of the Sarbanes-Oxley Act of 2002		X

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Previously filed with the Commission on August 14, 2009 as an exhibit to Form 10K (SEC Accession number 0001213900-09-002104)

(24)	previously filed with the Commission on April 27, 2015 as a Form 8-K (SEC Accession No. 0001144204-15-025275)
(25)	previously filed with the Commission on May 18, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-031872)
(26)	previously filed with the Commission on June 12, 2015 as an exhibit to Form 10-Q (SEC Accession No. 0001144204-15-036831)
(27)	intentionally left blank
(28)	intentionally left blank
(29)	previously filed with the Commission on June 25, 2015 to Form DEF 14C (SEC Accession No. 0001615774-15-001595)
(30)	previously filed with the Commission on August 12, 2015 as an exhibit to Form 8-K (SEC Accession No. 0001615774-15-002174)
(31)	previously filed with the Commission on August 18, 2015 as an exhibit to Form 8-K (SEC Accession No. 0001615774-15-002293)
(32)	previously filed with the Commission on August 18, 2015 under Harrison, Vickers and Waterman Inc. to Form DEF 14C (SEC Accession No. 0001615774-15-002284)

(33)	previously filed with the Commission on September 28, 2015 as an exhibit to Form 10-K (SEC Accession No. 0001615774-15-02766)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATTITUDE DRINKS INCORPORATED

(Registrant)

Date: November 2, 2015

/S/Roy G. Warren
Roy G. Warren
President and Chief Executive Officer

/S/Tommy E. Kee
Tommy E. Kee
Chief Financial Officer and Principal Accounting Officer

